Form 10KSB
period 1997-04-30
SONIC ENVIRONMENTAL SYSTEMS INC
filed 1997-11-18
CIK 900393

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                 -------------
                                  FORM 10-KSB
(MARK ONE)
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended         April 30, 1996
                          ------------------------------------------------------
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from
                                        to
---------------------------------------    -------------------------------------
Commission file number     0-21832
                       ---------------------------------------------------------

                         TURBOSONIC TECHNOLOGIES, INC.
                  (Formerly Sonic Environmental Systems Inc.)
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

    Delaware                                            13-1949528
--------------------------------           ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

   11 Melanie Lane, Hanover, New Jersey                  07936
------------------------------------------- -----------------------------------
 (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code      (201) 882-9288
                                                  -----------------------------
                                       -
--------------------------------------------------------------------------------
Securities registered pursuant to Section 12(b) of the Act:

     TITLE OF EACH CLASS              NAME OF EACH EXCHANGE ON WHICH REGISTERED
     -------------------              -----------------------------------------

                 -                                           -
--------------------------------------    -------------------------------------
Securities registered pursuant to Section 12(g) of the Act:


                                 Common Stock
-------------------------------------------------------------------------------
                                (Title of Class)

--------------------------------------------------------------------------------
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes    No  [X]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

       APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes  [X]   No
                  --------------------------------------------

  The number of shares outstanding of the Registrant's common stock is 10,000,000 (as of 11/14/97).
  The aggregate market value of the voting stock held by nonaffiliates of the Registrant is $5,224,300 (as of 11/14/97).
 Transitional Small Business Disclosure Format (check one):   Yes     No  [X]

                      DOCUMENTS INCORPORATED BY REFERENCE

================================================================================

                                     PART I


ITEM 1.  BUSINESS


     (a) General Development of Business

     TurboSonic Technologies, Inc., formerly known as Sonic Environmental Systems, Inc. (the "Company"), directly and through subsidiaries, designs and markets integrated pollution control and industrial gas cooling/conditioning systems, dust suppression systems and high temperature heat exchanger systems to
ameliorate or abate industrial environmental problems.   Certain of the
Company's products and systems incorporate the Company's Sonicore(R) atomizing nozzle technology, certain of which reduce emissions from industrial sources of gaseous, particulate and toxic pollutants.

     On July 17, 1996, certain of the Company's creditors instituted an involuntary liquidation proceeding against the Company under Chapter 7 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the District of New Jersey (the "Court"). On September 16, 1996, the Court converted this involuntary proceeding case into a voluntary Chapter 11 reorganization proceeding, thereby permitting the Company's management to remain in control of the Company's business operations while attempting to formulate a reorganization plan that would be acceptable to both creditors and the Court.

     Contemporaneously therewith, the Company entered into an agreement with Turbotak Technologies, Inc. ("Turbotak"), a privately held Canadian company engaged in the design, manufacture, and servicing of air pollution control equipment, which, among other matters, provided for Turbotak's acquisition of an approximately $940,000 secured and unsecured bank claim against the Company and its advance of $205,000 to the Company for working capital. Such agreement further provided that the Company would propose a Chapter 11 plan of reorganization which, among other matters, would provide for a merger of the Company and Turbotak and the acquisition by Turbotak's shareholders of a controlling equity interest in the Company. The Company filed such a plan of reorganization with the Court on March 7, 1997. On or about April 21, 1997, the Company filed a first amended plan of reorganization with the Court (the plan of reorganization, as so amended and subsequently modified on June 3, 1997, is hereinafter referred to as the Plan.").

     In April 1997, the Company, having received prior approval of the Court, sold substantially all of the assets of its industrial refrigerant management products and systems business, acquired by the Company in July 1994, to an investment group headed by that business' former general manager for approximately $402,000 as well as the purchasers' assumption of certain liabilities.

     The Plan was confirmed by the Court on July 3, 1997 following requisite creditor approval. The Plan provided for the extinguishment of all outstanding shares of the Company's common stock, as well as all outstanding warrants and options to purchase the Company's common stock. The Plan further provided that the Company consolidate with Turbotak (the "Consolidation") to form a company to be called TurboSonic Technologies, Inc. which would have 10,000,000 shares of common stock outstanding, of which 8,200,000 shares or 82% would be owned by Turbotak's present shareholders, and 1,255,700 shares or approximately 12.6% would be issued to the Company's existing shareholders on a pro-rata basis. The balance of such 10,000,000 shares would be issued to the Company's existing creditors and others as described in the Plan. Consummation of the Consolidation, which also extinguished Turbotak's claims against the Company of approximately $1,145,000, took place on August 27, 1997 (the "Consolidation Date").

     The Company was incorporated in the State of Delaware in April 1961. The executive offices of the Company are located at 11 Melanie Lane, Suite 22A, East Hanover, New Jersey, 07936; its telephone number is (973) 884-4388. Unless the context indicates to the contrary, references to the Company herein include both the Company and its majority and wholly-owned subsidiaries and all references to shares of Common Stock and per share data herein give effect to a 2-for-1 split of the Company's Common Stock in May 1994.

     (b) Narrative Description of Business

Introduction
------------

     Unless the context indicates to the contrary, all references to the Company's business refer to those operations conducted by the Company prior to the Consolidation Date.

     The Company's principal customers are engaged in chemical, mining and metallurgical processing. In addition, certain of the Company's customers, primarily located outside of the United States, are engaged in the incineration of sewage sludge and solid, medical (infectious) and hazardous waste. A majority of the Company's customers have historically purchased individual products or systems from the Company which, in many instances, operate in conjunction with products and systems supplied by others. In the last several years, the Company has emphasized the marketing of custom engineered air pollution control systems which offer a combination of its own products and systems as an integrated environmental management solution.

     Certain of the Company's products and systems employ the Company's Sonicore(R) atomizing nozzle technology which utilizes a proprietary nozzle to deliver a powerful sonic shock wave to a liquid passing through the nozzle, resulting in the liquid being shattered into fine droplets. Droplet sizes and liquid flow rates can be modulated by controlling the liquid and gas pressures applied to the nozzle. Sonicore(R) atomizing nozzles, which have been designed to reduce the temperature of gases, have been sold by the Company for many years.

     The following table reflects the approximate percentages of the Company's revenue derived from its principal customer categories during the fiscal years and fiscal period indicated below:

                                      Year Ended April 30,
                                      --------------------
                                      1996            1995
                                      ----            ----

Sewage Sludge Incineration              --%              2%
Medical (Infectious) and
   Hazardous Waste Incineration          2              --
Solid Waste Incineration                15              58
Chemical and Mining Processing          23              11
Metallurgical Processing                45               7
Dust Suppression                        10               9
Other                                    5              13
                                      ----            ----
                                       100%            100%
                                      ====            ====

     The Company is contractually responsible to its customers for all phases of the design, fabrication and, if included in the scope of the Company's contract, field installation construction of its products and systems. The Company's successful completion of its contractual obligation is generally determined by a performance test which is conducted either by its customer or by a customer-selected independent testing agency.

     The Company performs all process engineering, including but not limited to, the determination of the size, geometry and structural characteristics of the particular system needed for gaseous, non-condensate or particulate removal, and performs the detailed design of, and develops specifications for, all structural, electrical, mechanical and chemical components of such system. The Company, historically, has not manufactured or fabricated its own products or systems. Rather, it purchases steel components and various electrical and other parts consisting of both off-the-shelf items and items, such as its Sonicore(R) atomizing nozzle, which are made to its design and specifications by third party manufacturers and fabricators, enters into subcontracts for field construction, which it supervises, and manages all technical, physical and commercial aspects of the performance of its contracts. The Company also does not engage in the field construction of its systems but relies on field construction subcontractors operating under the supervision of the Company's own employees. In February 1995, the Company began to perform metal fabrication for certain of its products and systems in a newly leased facility in an effort to more effectively control and reduce its production costs. In June 1996, the Company discontinued its own fabrication efforts and abandoned the leased facility.


Products and Systems
--------------------

     The Company offers a range of products and systems, incorporating diverse technologies, to address the industrial processing, air pollution control and other environmental management needs of its customers. Many of such customers have historically purchased individual products or systems from the Company which, in many instances, operate in conjunction with products and systems supplied by others. In the last several years, the Company has emphasized the marketing of custom engineered air pollution control systems which may provide combinations of its own products and systems as an integrated environmental management solution.

     The following table reflects the approximate percentages of the Company's revenue derived from its principal products and systems during the fiscal years and fiscal period indicated below:


                                         Year Ended April 30,
                                        ---------------------
                                           1996       1995
                                           ----       ----
Evaporative gas cooling
  and conditioning systems                   27%        14%
Wet electrostatic
  precipitator systems                        2         62
Refrigerant
  management systems (1)                     35          4
Wet scrubber systems                         --         --
Dust control and
  suppression systems                         4          7
Nozzles                                      10          4
Other                                        22          9
                                           ----       ----
                                            100%       100%
                                           ====       ====



(1) The assets comprising the Company's refrigerant management systems business were sold to the business' former general manager and others in April 1997.


     The principal products and systems offered by the Company are described below:

     Sonicool(R) Evaporative Gas Cooling and Conditioning Systems

     Gases containing particulates and other gaseous pollutants generally emanate from their sources at extremely high temperatures (approximately 250.F - 2,500.F). The temperature of such gases must be reduced prior to their passage through air pollution control equipment to enable such equipment to operate efficiently. The conventional method for reducing the temperature of gases is to pass them through an evaporative gas cooling tower that typically utilizes atomizing nozzles to spray a liquid into the gases. However, liquid droplets which are injected into the hot gases do not always evaporate properly or in a timely fashion, may cause uneven wetting of particulates or other pollutants and may not lower the temperature of the gases sufficiently if such liquid droplets are too large. Any one or more of these problems will adversely affect the operating efficiency of the air pollution control equipment. The Company's Sonicool(R) evaporative gas cooling and conditioning systems are designed to efficiently reduce the temperature of gases by utilizing its Sonicore(R) atomizing nozzle to produce extremely small liquid droplets.

     Since the introduction of the first Sonicool(R) system in 1973, the Company has sold over 400 of such systems to more than 250 customers. Principal customers for the Sonicool(R) system include businesses engaged in chemical, mining and metallurgical processing and solid waste, medical and hazardous waste and sewage sludge incineration.

     SonicKleen(R) Wet Electrostatic Precipitator Systems

     Wet electrostatic precipitators ("WESPs") are one of several methods of removing particulates from gas streams. WESPs, however, are able to remove much finer particulates than dry electrostatic precipitators, scrubbers and fabric filters. In a typical WESP, a gas stream flows into a vertical tube between discharge and collecting electrodes. Particulates in the flowing gases are charged as they pass through electrodes and are then attracted to oppositely charged collection surfaces. In a WESP, particulates are removed from the collecting surface by an irrigating film of liquid. The Company believes that its SonicKleen(R) WESP system, which is based upon the use of the Sonicore(R) atomizing nozzle, is effective due to its design which concentrates the electrical discharge in specific zones within the collecting tube.

     First introduced in 1991, two SonicKleen(R) WESP systems have been installed in the sewage sludge incinerators of Naugatuck Treatment Company, located in Naugatuck, Connecticut, for the removal of toxic heavy metals and submicron particulates. The Company has also installed three additional WESP systems in sewage sludge incinerators including one at Kodak's Rochester, New York manufacturing plant. An additional SonicKleen(R) WESP system, installed in June 1994 at a sulfuric acid production facility operated by Chevron in El Segundo, California, never functioned at full capacity primarily as a result of technical problems and difficulties encountered by Chevron with respect to that facility's operations and is scheduled to be returned to the Company upon Chevron's anticipated closure of this facility.

     The Company has also installed an air pollution control system, utilizing a SonicKleen(R) WESP, in a hospital in Daytona Beach, Florida, which is intended to remove toxic heavy metals, submicron particulates and hydrochloric acid from medical waste. The Company believes that this installation was one of the first on-site incinerators in the United States to utilize a WESP. Another WESP system has been installed at a Mead Paper Company manufacturing facility to control emissions from a waste wood boiler. This is the first installation for the Company in the pulp and paper industry.

     Sonicore(R) Fluidized Vortex Wet Scrubber Systems

     Wet scrubber systems are generally used to absorb gaseous pollutants and particulate matter contained in exhaust gas streams. Unlike dry scrubbers which employ chemical reagents such as lime to absorb particulates, wet scrubbers are generally more efficient and, in addition, can absorb volatile and noxious gases.


     Each Sonicore(R) fluidized vortex wet scrubber includes the modular scrubber unit, associated fans, duct work, piping, pumps and valves and the control systems required to maintain the concentration of the scrubbing chemicals in the circulated liquid and to maintain the level of liquid within the system.

     First introduced in 1991, nine Sonicore(R) fluidized vortex wet scrubbers have been sold to four customers. The purchasers of such systems have been two hospitals for incineration of their infectious waste, a food processor and a supplier of equipment for flue gas desulphurization.

     Dry Fog(R) Dust Control and Suppression Systems

     Dust particles from primary and secondary crushing, screening, transfer and loading-unloading facilities such as hoppers, feeders, bins, ducts, silos,and rail and motor vehicles are a major source of atmospheric pollution as well as a contributing factor towards a reduction in the useful life of operating machinery components. The Company's Dry Fog(R) dust control and suppression system utilizes the Sonicore(R) atomizing nozzle to envelop and bring down dust particles with a dense fog of extremely fine droplets of water that can be adjusted to approximate the size of such dust particles. The DryFog(R) system is used primarily by concerns engaged in the handling or processing of sand, lime, cement and similar aggregates. The Company has sold over 400 Dry Fog(R) systems to more than 200 customers since its initial commercial introduction in 1977.

     Sonicore(R) Atomizing Nozzles

     Although the Company does not emphasize the sale of its Sonicore(R) atomizing nozzles as a stand-alone product, approximately 21,400 of such nozzles have been sold to approximately 100 customers since May 1, 1990. There are hundreds of competitors who sell nozzles, some of which compete directly with the Company's nozzles. Many of these nozzles are sold at lower prices than the Company's nozzles. In spite of such competition, the Company has been able to maintain its profit margin on such nozzles without reducing their prices. The one patent relating to its nozzles, which expires in 1997, applies to only one type of nozzle which has a limited market. The expiration of such patent would not have a material impact on the Company's sales of nozzles.

     Heat Exchangers

     Ceramic heat exchangers are generally used to extract thermal energy from heated air, which can be used in diverse applications to improve fuel efficiencies and/or industrial processes. Most applications are found in high temperature ranges (generally above 1800.F) where metal heat exchangers would be unsuitable due to excessive erosion or decomposition.

     The Company, through an 80% owned subsidiary, owns patent rights and technology relating to the use of ceramic heat exchangers for increased fuel efficiencies for high temperature industrial manufacturing and chemical processes. Such heat exchangers, which employ ceramic composite materials in such a manner as to effectively and efficiently seal and reuse heated process air, have not as yet been proven to operate successfully in a commercial environment.

     The persons from whom the Company acquired its ceramic heat exchanger patent rights and technology commenced an adversary proceeding in the Court against the Company to rescind the transfer of such rights and for damages. Although such litigation sought to terminate the Company's right to utilize these patent rights and technology, the Plan provided that any monetary claims arising out of such litigation were to be treated as unsecured claims and are to be discharged as provided in the Plan.


Parts, Repair and Refurbishment Services
----------------------------------------

     The Company provides replacement and spare parts and repair and refurbishment services for both its industrial processing and air pollution control systems following the expiration of the Company's warranty. Such warranty generally ranges from 12 to 18 months depending, respectively, upon when the system becomes operational or when it is shipped to the customer.Warranty liabilities have been minimal to date. The Company believes that in view of the extreme conditions under which industrial process and air pollution control systems operate, maintenance, repair and rebuilding of these systems is an ongoing requirement and should create additional demand for the Company's services and products.

     The Company's standard contractual terms with respect to the sale of its products and systems disclaim any liability for consequential or indirect losses or damages stemming from any failure of the Company's products or systems or any component thereof. The Company customarily seeks contractual indemnification from its subcontractors for any loss, damage or claim arising from the subcontractor's failure of performance, negligence or malfeasance. It is likely, however, that a customer's inability to comply with applicable pollution control laws or regulations stemming from the failure or non-performance of the Company's products or systems may subject the Company to liability for any fines imposed upon such customer by governmental regulatory authorities or for damages asserted to have been incurred by any third party adversely affected thereby.

     The following table reflects the approximate percentages of the Company's revenue derived from original equipment sales and from rehabilitation, maintenance and spare parts services during the fiscal years indicated below:



                                 Year Ended April 30,
                                ----------------------
                                   1996        1995
                                ----------  ----------

Original equipment                  46%         80%
Rehabilitation, maintenance,
  spare parts and other             54          20
                                  ----        ----
                                   100%        100%
                                  ====        ====


Marketing and Sales
-------------------

     The Company's marketing efforts are technical in nature and currently involve its senior management and technical professionals, supported by independent sales representatives in certain areas of South America, Central America and the Far East. The Company's contractual arrangements with its independent sales representatives accord each a defined territory within which to sell some or all of the Company's products and systems, provide for the payment of agreed-upon sales commissions and are terminable at will by either the Company or the representative upon relatively short prior notice. None of such representatives, however, have authority to execute contracts on the Company's behalf. A significant portion of the Company's domestic sales are made through the recommendation of architectural and engineering firms, which play a significant role in the design and manufacture of air pollution control systems and in customers' selection of the vendors of such systems. The Company has five domestic sales representatives, each with a defined territory within which to sell some or all of the Company's products and systems.

     The Company's sales representatives, who assist the Company in consummating sales of its products and services, serve an ongoing liaison function between the Company and its customers during the installation phase of the Company's products and systems and address customers' questions or concerns arising thereafter, are selected by the Company based upon industry reputation, prior sales performance including number of prospective leads generated and sales closure rates, and the breadth of territorial coverage, among other criteria.

     Technical inquiries received from potential customers are referred to the Company's engineering personnel. Thereafter, the Company's sales and engineering personnel jointly prepare either a budget for future planning, a proposal or a final bid. The period between initial customer contact and issuance of an order varies widely, but is generally between 6 and 24 months.

     Although the Company seeks to obtain repeat business from its customers, it does not depend upon any single customer to maintain its level of activity from year to year. As the percentage of the Company's net revenues attributable to the sale of pollution control systems continues to increase, one or more different customers may be expected to account for greater than 10% of the Company's net revenues in any consecutive twelve month period.

     Two customers, Mead Paper and Carrier Corporation, accounted for 23% and 15%, respectively, of the Company's net revenues during the fiscal year ended April 30, 1996. During the fiscal year ended April 30, 1995, two customers, Mead and Nan-Ya, accounted for 13% and 24%, respectively, of the Company's net revenues.


Backlog
-------

     At April 30, 1996, the amount of the Company's contract backlog was approximately $722,000, contrasted with $3,200,000 at April 30, 1995. Backlog represents work for which the Company has entered into a signed agreement or has received an order to proceed. All of the Company's April 30, 1996 backlog was completed prior to April 30, 1997.


Product Development
-------------------

     The Company has an ongoing program for the development and commercialization of new industrial processing and air pollution control products, systems and technologies, and heat exchangers and the enhancement of existing products and systems.


Proprietary Protection
----------------------

     The Company owns or has licensed rights to two issued U.S. patents relating to its ceramic heat exchanger technology. One patent expires in the year 2003 and the other will expire in the year 2015. The Company's ownership of these rights are the subject of pending litigation (see "- Heat Exchangers"). The Company owns one patent relating to its Sonicore(R) nozzle, which will expire in 1997. The Company does not regard this latter patent as being of material importance to its operations and prospects.

     The Company has registered servicemarks or trademarks in the United States and certain foreign countries for several identifying names which it uses with its products and systems including Sonicool(R), Sonicore(R), SonicKleen(R) and Dry Fog(R).

     The Company relies on a combination of patents, trade and service marks, trade secrets and know-how to protect its proprietary technology and rights. There can be no assurance that the Company's patents will not be infringed upon, that the Company would have adequate remedies for any such infringement, or that its trade secrets will not otherwise become known to or independently developed by competitors. There can also be no assurance that any patents now or hereafter issued to, licensed by or applied for by the Company will be upheld, if challenged, or that the protections afforded thereby will not be circumvented by others. Litigation may be necessary to defend the Company's proprietary rights, which would result in significant cost to the Company and a diversion of effort of its personnel (see "- Heat Exchangers").


Suppliers and Subcontractors
----------------------------

     Like other companies in the industrial processing and environmental management control industry, the Company has historically relied on third parties to manufacture and fabricate its products and to supply parts and components for its systems in accordance with the Company's specifications. In February 1995, however, the Company began to perform metal fabrication for certain of its products and systems. In addition, in cases in which the Company's scope of work includes installation of equipment, the Company selects and supervises subcontractors for this work. To date, the Company has not experienced difficulties either in obtaining fabricated components and other materials and parts used in any of its products and systems or in obtaining qualified subcontractors. The Company's vendor sources for various components, materials and parts used in its systems, including its Sonicore(R) atomizing nozzle, control switches and electrical and other components, includes more than 50 firms. The Company does not depend on any one of the vendors to a material extent, and in any event the Company believes that alternative vendors would be available if needed. With respect to fabricators, the Company has satisfactory relationships with more than ten fabricators. Similarly, with respect to subcontractors for installation work, the Company has satisfactory relations with more than three firms. On the basis of the number of vendors, fabricators and subcontractors which it utilizes and the availability of alternative sources, the Company does not believe that the loss of its relationship with any one firm would have a material adverse effect on its business.


Bonding and Insurance
---------------------

     While only one of the contracts performed by the Company to date has required it to procure bid and performance bonds, such requirements are prevalent for projects partially or fully funded by federal, state or local governments, such as municipal solid waste and sewage sludge incineration projects. A bid bond guarantees that a bidder will execute a contract if it is awarded the job and a performance bond guarantees performance of the contract. The Company does not, at the present time, have any ability to provide bid or performance bonds. This could have an adverse effect on the Company's ability to obtain certain contracts.

     The Company currently maintains different types of insurance, including general liability and property coverage. The Company, however, does not maintain any professional liability insurance with respect to the engineering and other professional services it renders its customers. A successful claim or claims in an amount in excess of the Company's insurance coverage or for which there is no coverage could have a material adverse effect on the Company.


Government Regulation
---------------------

     Significant environmental laws have been enacted in response to public concern about the environment. The Company believes that the need to comply with these laws creates demand for the Company's products and systems. The Federal Clean Air Act, Federal, state and local regulations which implement it and the enforcement of these laws and regulations largely determine the level of expenditures that customers will make to limit emissions from their facilities.

     The Federal Clean Air Act, initially adopted in 1970 and extensively amended in 1990, requires compliance with ambient air quality standards and empowers the EPA to establish and enforce limits on the emission of various pollutants from specific types of industrial facilities. The states have primary responsibility for implementing these standards, and, in some cases, have adopted standards more stringent than those established by the EPA.

     The 1990 amendments to the Federal Clean Air Act require, among other matters, the reduction in the United States of the annual emission of sulfur oxides, believe to be the cause of "acid rain" from approximately 20,000,000 tons to 10,000,000 tons by the year 2000, significant reductions in the emission of 189 identified hazardous air pollutants and toxic substances and the installation of equipment and systems which will contain certain named toxic substances used in industrial processes in the event of sudden,accidental, high-volume releases. Such amendments also extend regulatory coverage to many facilities previously exempt due to their small size and require the EPA to identify those industries which will be required to install the mandated control technology for the industry to reduce the emission of hazardous air pollutants from their respective plants and facilities. The Montreal Protocol, adopted in September 1987, as well as EPA regulations issued in July 1992, call for the phase-out of CFCs. In addition, regulations promulgated by the EPA in February 1993 further limit the concentration of pollutants, such as hydrogen chloride, sulfur dioxide, chlorine, heavy metals and hazardous solid substances in the form of extremely fine dust, from sewage sludge incinerators. Such sewage sludge facilities were required to comply with these newly adopted regulations by February 1995.

     Legislative proposals introduced in the U.S. Congress seek abolition of certain environmental laws and regulations, reduced levels of enforcement for others and cost justification and extended hearings prior to the enactment of any future such laws and regulations. The enactment into law of any one or more of such proposals, the likelihood of which cannot be predicted, could have an adverse effect on the Company's ability to sell its products and systems.

     The decision of a political subdivision to bid or contract for a sewage sludge or solid waste incinerator is a complex process involving public policy concerns, perception regarding the acceptability, availability and cost of land filling or alternative waste disposal processes, including recycling, the availability of an acceptable incinerator site, local citizen support and/or opposition to incinerators, governmental regulation and the cost of an incineration facility. In view of these considerations, none of which are within the control of the Company, there can be no assurances that contracts which the Company may obtain for the installation of its air pollution control systems in solid waste or sewage sludge incinerators may not be indefinitely postponed or delayed.

     The materials handling aspect of the Company's business is also dependent in part upon the regulation under the Federal Occupation and Safety Health Act of dust concentration to which workers may be exposed in the workplace.


Competition
-----------

     The Company faces substantial competition in each of its principal markets from numerous competitors. Most of the Company's competitors are larger and have greater financial resources than the Company. The Company competes primarily on the basis of price as well as its engineering and technological expertise, know-how and quality of its products, systems and service. Additionally, the Company believes that the successful performance of its installed products and systems is a key factor in dealing with its customers, which typically prefer to make significant purchases from a company with a solid performance history.

     Virtually all contracts for the Company's products and systems are obtained through competitive bidding. Although price is an important factor and may in some cases be the governing factor, it is not always determinative, and contracts are often awarded on the basis of the efficiency or reliability of products and the engineering and technical expertise of the bidder.


Employees
---------

     As of April 30, 1996, the Company employed approximately 47 persons, including 5 executive officers, 6 engineers, 10 salespersons, 7 production persons, 10 service persons and 9 administrative and support persons. As a consequence of the Company's Chapter 11 reorganization proceeding and the sale of the Company's refrigerant management systems business, the Company's work force at April 30, 1997 had been reduced to 9 full time and 2 part time employees, consisting of 1 executive officer, 2 engineers, 2 salespersons, 2 part-time production persons and 4 administrative support persons.

     None of the Company's employees is represented by a labor union. The Company believes that its relationship with its employees is satisfactory.

     (d) Financial Information about Foreign and Domestic Operations and Export Sales

     Domestic customers accounted for approximately 82% and 62% of the Company's sales during the years ended April 30, 1996 and 1995, respectively. South and Central American sales were concentrated primarily in Chile and Mexico, while Far East sales included concerns in Japan, Korea, Singapore and Taiwan the latter being countries in which environmental regulations have been increasingly enforced by governmental authorities over the past several years. All revenue derived from export sales is transacted in U.S. dollars.

     The following table reflects the approximate percentages of the Company's revenue derived from United States and foreign sales during the fiscal years indicated below:

                              Year Ended April 30,
                             ----------------------
                                1996        1995
                             ----------  ----------

United States                       82%         62%
Europe                               5           1
South and Central America            6           4
Far East                             1          30
Africa                               -           1
Other                                6           2
                                  ----        ----
                                   100%        100%
                                  ====        ====


Forward-Looking Statements
--------------------------

     Forward-looking statements in this Report, including without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that such forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed therein. Such risks and uncertainties include, among others, the following:

     . Dependence on Environmental Regulation.  The market for air pollution
       --------------------------------------
     control products and systems is directly dependent upon the existence and enforcement of laws and regulations which limit or prohibit the release of pollutants into the atmosphere and impose substantial penalties for non-compliance. Legislative proposals introduced in the current session of the U.S. Congress seek abolition or reduced enforcement of many previously enacted environmental laws and regulations and would impose substantial impediments to the adoption of any additional environmental regulatory programs. The enactment of any of such proposals into law or any reduction in the stringency of environmental law enforcement from present levels could have an adverse effect on the Company's ability to sell its products and systems and may have a materially adverse effect upon its future revenues and prospects of profitability.

     . Limited Protection of Patents and Proprietary Rights.  The Company relies
       ----------------------------------------------------
     on a combination of patents, trade and service marks, trade secrets and know-how to protect its proprietary technology and rights. There can be no assurance that the Company's patents will not be infringed upon, that the Company would have adequate remedies for any such infringement, or that its trade secrets will not otherwise become known to or independently developed by competitors. There can also be no assurance that any patents now or hereafter issued to, licensed by or applied for by the Company will be upheld, if challenged, or that the protections afforded thereby will not be circumvented by others. Litigation may be necessary to defend the Company's proprietary rights, which would result in significant cost to the Company and a diversion of effort of its personnel.

     . Export Sales.  Approximately 18% and 38% of the Company's revenues during
     --------------
     the fiscal years ended April 30, 1996 and 1995, respectively, were derived from sales made outside of the United States. The Company's profitability and financial condition are materially dependent, therefore, on the success of its foreign sales efforts. Foreign sales are subject to certain inherent risks, including unexpected changes in regulatory and other legal requirements, tariffs and other trade barriers, greater difficulty in collection of accounts receivable and potentially adverse tax consequences. There can be no assurance that these factors will not have an adverse impact on the Company's future foreign sales and, consequently, on the Company's operating results. All revenue derived from export sales is transacted in U.S. dollars.

     . Bonding Requirements.  While only one of the contracts performed by the
       --------------------
     Company to date has required it to procure bid and performance bonds, such requirements are prevalent for projects partially or fully funded by federal, state or local governments, such as municipal solid waste or sewage sludge incineration projects. A bid bond guarantees that a bidder will execute a contract if it is awarded the job and a performance bond guarantees performance of the contract. The Company's inability to obtain bonding could have an adverse effect on the Company's future revenues.

     . Permitting Delays.  All of the Company's domestic projects generally
       -----------------
     require permits to be issued by one or more governmental agencies prior to the commencement of both construction and operation. Issuance of such permits are often delayed by political and other considerations.
     Permitting delays could cause extended delay or cancellation of one or more of the Company's large projects, which would adversely impact the Company's future revenue.

     . Dependence on Manufacturers, Fabricators and Subcontractors.  The Company
       -----------------------------------------------------------
     in most instances does not manufacture or fabricate its own products or systems, relying instead upon the services of third party manufacturers and fabricators. The Company also does not engage in the field construction of its systems but relies on field construction subcontractors operating under the supervision of the Company's own employees. The unavailability of the services of, or a substantial increase in pricing by a significant number of, these manufacturers, fabricators or subcontractors could adversely affect the Company. Given the number of manufacturers, fabricators and subcontractors which it utilizes and the availability of alternative sources, the Company does not believe that the loss of its relationship with any one firm would have a material adverse effect on its business.

     . Competition.  Most of the Company's competitors are larger and have
       -----------
     greater financial and other resources than the Company. The markets for environmental control products and systems are both characterized by substantial competition based primarily on engineering and technological expertise and quality of service. Because virtually all contracts for the Company's products and systems are obtained through competitive bidding, price is also a competitive factor and may be the most significant factor in certain instances. Although the Company believes that it competes on the basis of its technical expertise and reputation for service, there can be no assurance that the Company will maintain its competitive position in its principal markets.

     . Fixed Price Contracts.  The Company's receipt of a fixed price contract
       ---------------------
     as a consequence of being the lowest competitive bidder carries the inherent risk that the Company's actual performance costs may exceed the estimates upon which its bid for such contract was based. To the extent that contract performance costs exceed projected costs, the Company's profitability could be materially adversely affected.

     . Potential Liability.  The Company may become subject to liability claims
       -------------------
     in connection with the use of its products and systems. The Company does not carry any product liability insurance nor does it carry any professional liability insurance with respect to the engineering and other professional services it renders its customers. Any future inability to obtain insurance of the type and in the amounts required could impair the Company's ability to obtain some contracts, which are, in certain instances, conditioned upon the availability of adequate insurance coverage.


ITEM 2.  PROPERTIES

     On September 1, 1997, the Company leased approximately 5,040 square feet of office and shop space in East Hanover, New Jersey in a new commercial structure. Such lease is for a term of five years with a renewal option for an additional five years, and provides for an annual rental of approximately $50,000 with annual cost of living increases (not to exceed 4% per year) based upon the Consumer Price Index. Taxes, insurance and utilities are paid separately.

ITEM 3.   LEGAL PROCEEDINGS

     Numerous creditors filed lawsuits against the Company for non-payment of monies owed to them prior to the institution of the Company's bankruptcy proceeding. Furthermore, the inventors and/or former owners of the Company's heat exchanger technology have filed lawsuits against the Company for monetary damages and challenging the Company's ownership of, and its right to use such technology. All such creditors' claims, including monetary damages, if any, attributable to the heat exchanger technology litigation, are dischargeable as provided in the Plan.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its Annual Meeting of Stockholders on November 8, 1995, at which the stockholders of the Company elected the directors of the Company for the ensuing year and ratified the selection of Arthur Andersen LLP as the Company's independent auditors for the fiscal year ending April 30, 1996. The number of votes as to each such matter was as follows:

     .  Election of Directors:

          Richard H. Hurd, Richard A. Horgan, and Robert J. Ferb each received 3,815,143 votes in favor.


     . Amend Company's Certificate of Incorporation to increase authorized shares to 30,000,000:

                     For            Against
                     ---            -------

                    3,648,328        252,630


     .  Amend Company's 1992 Incentive Stock Option Plan:

                     For             Against
                     ---             -------

                    3,371,775         510,083


     .  Ratification of Selection of Arthur Andersen LLP:

                     For            Against
                     ---            -------

                    3,903,215        26,400

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     From June 17, 1993, (the date of the Company's initial public offering of its equity securities) through April 1996, the Company's Common Stock, Series A Common Stock Purchase Warrants ("Series A Warrants") and Series B Common Stock Purchase Warrants ("Series B Warrants") were each quoted on The NASDAQ Small-Cap Market. Prior thereto, the Company's Common Stock was traded sporadically in the over-the-counter market (i.e., there was no established public trading market for the Company's Common Stock).

     The following table sets forth the range of the high and low bid quotations for the Company's securities for the periods indicated, as furnished by National Quotation Bureau Incorporated and Nasdaq.




                                       Common Stock
                                     ----------------
                                      High     Low
                                     ------  --------

Fiscal Year Ended April 30, 1996:
-----------------------------------
  First Quarter                      $1-7/8  $  1-1/8
  Second Quarter                      1-1/4       5/8
  Third Quarter                         3/4       1/2
  Fourth Quarter                        1/2       1/4

Fiscal Year Ended April 30, 1995:
-----------------------------------
  First Quarter                      $6-1/4  $3-15/16
  Second Quarter                      6-1/4     4-1/2
  Third Quarter                       5-7/8         4
  Fourth Quarter                      4-1/4     2-7/8



---------------------------------

     The above quotations represent prices between dealers and do not include retail mark up, markdown or commission. They do not necessarily represent actual transactions.

     The Company's securities were delisted from the NASDAQ Small Cap Market in April 1996. Subsequent trading took place upon the OTC Bulletin Board until the Effective Date, consummation of the Consolidation in August 1997, at which time each of the Common Stock, Series A Warrants and Series B Warrants were extinguished in accordance with the Plan, resulting in a cessation of trading activity. The Company's Common Stock is currently quoted in the "pink sheets" published by National Quotation Bureau Incorporated.

     (b) As of October 22, 1997, there were 383 holders of record of the Common Stock

     (c) The Company does not anticipate paying any cash dividends in the foreseeable future, as it is the current policy of the Company's Board of Directors to retain any earnings to finance the Company's future operations and expand its business.

ITEM 6.  SELECTED FINANCIAL DATA

          The selected consolidated financial data presented below are derived from the Company's consolidated financial statements. This financial information should be read in conjunction with Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8. "Financial Statements and Supplementing Data."



STATEMENT OF OPERATIONS DATA:
(In thousands, except per share information)
                                                     Year Ended April 30,
                                                ----------------------------
                                                    1996      1995      1994
                                                --------   -------   -------
Total revenue                                   $  2,802   $ 6,671   $ 2,683

Total cost of revenue                              2,433     6,467     2,043
Selling, general and
  administrative expenses                          2,956     4,345     3,347
Interest income (expense)                           ( 99)     ( 52)       23
Net rental income                                      -         -        15
Royalty income                                        44         -        64
                                                --------   -------   -------
Earnings (loss) before
  income taxes (benefit) and
 (loss) from continuing
  operations                                     ( 2,642)   (4,193)   (2,605)

Income taxes (benefit)                                 -         -    (   61)

Loss from operations of                           (  885)   (  529)
 discontinued segments                                                     -

Loss for disposal of
 discontinued segments,
 including losses during phase                    (  657)        -         -
 out period                                     --------   -------   -------

Net income (loss)                               $ (4,184)  $(4,722)  $(2,544)
                                                ========   =======   =======

Net income (loss) per share
from continuing operations                      $  (0.37)   $(1.17)  $( 0.81)

Net loss per share from
 operations of discontinued
 segments                                       $  (0.13)


Net loss per share from
 disposal of discontinued
 segments                                       $  (0.09)


Cash dividends per share                               -         -         -

Weighted average number of                                             3,126
  shares outstanding(1)                            7,025     4,052

BALANCE SHEET DATA:
(in thousands)
                                       April 30,
                         -------------------------------------
                           1996      1995       1994
                           ----      ----       ----
Working capital         $ (  255)  $  (983)  $   798
Total assets               2,364     4,718     2,612
Long-term debt, less
  current portion
  of capital lease                                21
  obligations                  -         5    (3,176)
Accumulated deficit      (12,082)   (7,898)    1,487
Stockholders' equity     ( 1,409)    1,162



(1) Weighted average number of shares outstanding for all periods have been adjusted for common shares, warrants and options issued in February 1993, as these items were issued or are exercisable at prices below the initial public offering price in June 1993.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS


Year Ended April 30, 1996
Compared with Year Ended April 30, 1995

     Original equipment revenue decreased by $4,071,668 (315.2%) to $1,291,781 for the year ended April 30, 1996 from $5,363,449 in fiscal 1995. Approximately $1,600,000 of this decrease was attributable to the decision by management to account for certain specific contracts on a completed contract method of accounting. As described in Note 2 to the Company's Consolidated Financial Statements, revenue from long-term contracts is recognized using the percentage of completion method of accounting. For those contracts, however, that utilize a new technology or require filtration of a material with which the Company has not had previous experience, the completed contract method is used. Consequently, the revenues and associated costs for three large air pollution control contracts were recognized during the fiscal year ended April 30, 1995 using the completed contract method of accounting. No revenues or costs were recognized under the completed contract method during the fiscal year ended April 30, 1996. Revenues also decreased approximately $1,800,000 from 1995 levels as a consequence of 1995 equipment sales to a single Taiwanese customer which were not repeated in fiscal 1996.

     Rehabilitation, maintenance, and spare parts revenue increased $202,682 (15.5%) to $1,510,670 for the year ended April 30, 1996 from $1,307,988 for fiscal 1995. A service contract in fiscal 1996 for a major oil company attributed approximately $250,000 to this increase.

     Cost of original equipment decreased by $4,493,938 (342.4%) to $1,312,439 for the year ended April 30, 1996 from $5,806,377 for fiscal 1995. Cost of original equipment, as a percentage of original equipment revenue, was 101.6% for the year ended April 30, 1996 as compared to 108.3% for fiscal 1995. The negative gross profit percentage for original equipment revenue was attributable to substantial cost overruns on several of the Company's air pollution control contracts, caused by increases in material prices that occurred after the contracts were awarded to the Company and actual engineering time which exceeded budgeted engineering costs.

     Cost of rehabilitation, maintenance and spare parts increased by $459,905 (69.7%) to $1,120,119 for the year ended April 30, 1996 from $660,214 for fiscal 1995. Such cost, as a percentage of rehabilitation, maintenance and spare parts revenue, was 74.1% for the year ended April 30, 1996 as compared to 50.5% in fiscal 1995. The percentage increase was due to the fact that rehabilitation and maintenance, which have higher cost of sales than spare parts, represented a higher percentage of total rehabilitation, maintenance and spare parts revenue in fiscal 1996 than in fiscal 1995.

     Selling, general and administrative expenses decreased by $1,388,874 (47%) to $2,956,582 for the year ended April 30, 1996 from $4,348,456 for fiscal 1995. These expenses, as a percentage of total revenue, were 105.5% for the year ended April 30, 1996 as compared to 65.1% for fiscal 1995. The decline in selling, general and administrative expenses as a percentage of total revenues was due to a general decrease in sales. The overall decline in selling, general and administrative expenses in fiscal 1996 as compared to the prior fiscal year was primarily due to the following fiscal 1995 expenses that did not occur in fiscal 1996: (1) the write-off of $205,000 in deferred costs of an unfiled registration statement: (2) the write-off of $254,000 of deferred costs relating to an unfinalized contract; (3) operational and other expenses of $378,000 relating to an unconsolidated subsidiary; (4) an increase of $127,000 in sales commissions attributable to increased volume; and (5) legal and accounting fees of $171,000 relating to the Company's acquisitions, patents and intellectual property. The Company also generally reduced overhead expenses in response to its substantial losses in fiscal 1996 and 1995.


LIQUIDITY AND CAPITAL RESOURCES

     The Company experienced a negative cash flow from operating activities of $1,469,150 for the year ended April 30, 1996 as compared to a negative cash flow of $3,009,888 for fiscal 1995, a decrease of $1,540,738 primarily caused by substantial decreases in original equipment costs for several air pollution control equipment contracts which resulted in losses of approximately $850,000; the recognition of an anticipated loss of approximately $834,000 on a contract with a single Taiwanese customer; and a substantial increase in selling, general and administrative expenses, all as discussed under "Results of Operations" above. The Company had a negative cash flow from investing activities of $85,456 for the year ended April 30, 1996 as compared to negative cash flow of $422,019 for fiscal 1995, a decrease of $336,553. During fiscal 1995, the Company acquired its fabricating business and certain patents relating to its refrigerant management business which accounted for the large negative cash flow from investing activities.

     During July 1994, the Company completed a private placement of 285,000 shares of Common Stock at a price of $3.00 per share for an aggregate consideration of $855,000. A second private placement in March 1995 of 786,000 units at $2.00 per unit, each comprised of one share of Common Stock and a warrant exercisable at $4.00 per share to purchase an additional share of Common
Stock, resulted in net proceeds of approximately $1,464,000.   In November 1995,
the Company completed a private placement of 3,540,090 shares of Common Stock at a price of $.30 per share for an aggregate consideration of approximately $1,047,000. The proceeds of these private placements were utilized to partially offset the Company's negative cash flow from operations.

     At April 30, 1996, the Company had negative working capital of $2,554,732 and $983,222 at April 30, 1996 and 1995, respectively, an increase of $1,571,510. The Company's current ratio (current assets divided by current liabilities) was .31 and .72 at April 30, 1996 and April 30, 1995, respectively.

     The Company's contracts typically provide for progress payments based upon the achievement of performance milestones or the passage of time. The Company's contracts often provide for the Company's customers to retain a portion of the contract price until the achievement of performance guarantees has been demonstrated. The Company attempts to have its progress billings exceed its costs and estimated earnings on uncompleted contracts; however, it is possible, at any point in time, that costs and estimated earnings can exceed progress billings on uncompleted contracts, which would negatively impact cash flow and working capital. At April 30, 1996 and April 30, 1995, "Costs and estimated earnings in excess of billings on uncompleted contracts" exceeded "Billings in excess of costs and estimated earnings on uncompleted contracts" by $70,364 and $593,293, respectively, thereby negatively effecting working capital.

     Original equipment revenue from domestic sales continues to be impacted negatively by delays related to permitting problems and enforcement of existing environmental regulations. The Company believes that these conditions will continue to adversely impact its domestic sales for the proximate future.

     The Company's $1,000,000 Revolving Credit Agreement ("Agreement") with a bank expired in September 1995. The bank agreed in October 1995 to extend the credit agreement until June 30, 1996, but the Company's right to repay and reborrow hereunder was terminated and principal amounts repaid could not be reborrowed. The Company made a principal payment to the bank in October 1995 of $50,000 and further agreed to make monthly principal payments of $10,000 through March 1996 and monthly principal payments of $20,000 for the months of April, May and June of 1996. The bank hereupon waived all other default provisions in the agreement. The Company made payments through March 1996 but was unable to make the agreed upon subsequent payments. Subsequent to April 30, 1996, Turbotak purchased the bank's creditor position. Upon the Effective Date, the Note was extinguished (see Note 17 to the Consolidated Financial Statements).

     Due to the substantial and ongoing losses experienced by the Company, the Company, on September 16, 1996, converted an involuntary Chapter 7 Bankruptcy case initiated against it by certain of its creditors in July 1996 to a voluntary Chapter 11 reorganization proceeding under the Federal Bankruptcy Code. On September 3, 1996, the Company signed an agreement with Turbotak which contemplated a merger of the two companies. A plan of reorganization, calling for a consolidation of the Company and Turbotak, was filed with the Bankruptcy Court by the Company in March 1997 and, in an amended and modified form, was approved by the Court in July 1997. Such consolidation and the resulting acquisition by Turbotak's shareholders of an approximately 82% equity interest in the Company was consummated on August 27, 1997 (see Item 1(a) hereof and Note 17 to the Consolidated Financial Statements).


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Reference is made to pages F-1 through F-19 comprising a portion of this Annual Report on Form 10-KSB.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     During the Company's two most recent fiscal years and the period subsequent to April 30, 1996, no independent accountant who was previously engaged as the principal accountant to audit the Company's financial statements, or an independent accountant who was previously engaged to audit a significant subsidiary and on whom the principal accountant expressed reliance in its report, has resigned (or indicated it has declined to stand for re-election after the completion of the current audit) or was dismissed.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     Prior to the Consolidation Date, the Company's executive officers and directors were as follows:

NAME                       AGE          POSITIONS AND OFFICES
-------------------------  ---  --------------------------------------

     Richard H. Hurd        60  President, Treasurer and Director

     Avery B. Smith         64  Executive Vice President  and Director

     Harold V. McNamara     49  Vice President - Controller

     Robert J. Ferb         52  Secretary and Director

     Richard A. Horgan      53  Director


     RICHARD H. HURD has served as President of the Company since August 1993, Treasurer of the Company since April 1994 and as a director of the Company since February 1993. Mr. Hurd was Vice President -Finance and Corporate Development of the Company between May 1993 and July 1993, and the Company's director of finance and corporate development between February 1993 and May 1993. Mr. Hurd has been President and sole owner of RHB Capital Company, a financial consulting company since 1987.

     AVERY B. SMITH has served as Executive Vice President of the Company since August 1993, as its Vice President - Marketing and Sales from May 1993 to August 1993 and as a director of the Company since February 1993. Mr. Smith was the Company's director of marketing and sales between February 1993 and May 1993. From November 1991 to December 1992, Mr. Smith was a technical director of Day Environmental, and from January 1988 to October 1991, Mr. Smith was a sales and technical director of Geotech Resources Corp., a Taiwanese product development and trading company. Mr. Smith resigned as an officer and director on September 20, 1996.

     HAROLD V. MCNAMARA has served as Controller of the Company since March 1993 and as Vice President - Controller since August 1993. From February 1984 until March 1993, he was Vice President and General Manager of Card Technology Corporation, a manufacturer of embossing and encoding equipment. Prior to joining Card Technology Corporation and from 1979, he served as Controller of the Company. Mr. McNamara resigned on November 15, 1996

     ROBERT J. FERB has served as Secretary and a director of the Company since 1988. Mr. Ferb has been a practicing attorney since 1977. Mr. Ferb's law firm has served and continues to serve as patent and intellectual property counsel to the Company.

     RICHARD A. HORGAN has been retired since October 1993. From September 1967 until September 1993, Mr. Horgan was a practicing attorney with Winthrop, Stimson, Putnam & Roberts, New York, New York and Stamford, Connecticut, specializing in commercial civil litigation.

     The Company's current executive officers and directors are as follows:

NAME                             AGE       POSITIONS AND OFFICES
-------------------------------  ---  --------------------------------

     Dr. Donald R. Spink, Sr.     74  Chairman of the Board

     Edward F. Spink              43  President and Director

     Patrick J. Forde             64  Secretary/Treasurer and Director

     Richard H. Hurd              60  Director

     Robert J. Ferb               52  Director

     Richard A. Horgan            54  Director


     DR. DONALD R. SPINK, SR. has served as Chairman of the Company since the Consolidation Date. Prior thereto and from 1976 he was Chairman of Turbotak.

     EDWARD F. SPINK has served as President and a Director of the Company since the Consolidation Date. Prior thereto and from 1995, he was President and a director of Turbotak. Mr. Spink was Vice President -Operations of Turbotak from 1989 to 1995.

     PATRICK J. FORDE has been Secretary/Treasurer of the Company since the Consolidation Date. Prior thereto and from 1986 he was a director of Turbotak. Mr. Forde has served as Vice President -Corporate Planning for Turbotak since 1996. He was Chairman and Chief Executive Officer of Borg Textile Corporation from 1982 to 1995. He is also Chairman and a director of Spicer Corporation, as well as a director of Waterloo Scientific.

     All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Executive officers are elected annually by the Board of Directors to hold office until the first meeting of the Board following the next annual meeting of stockholders or until their successors are chosen and qualified.

     The Audit Committee of the Board is charged with the review of the activities of the Company's independent auditors including, but not limited to, fees, services and audit scope. The Audit Committee is comprised of Messrs. Forde, Hurd and Horgan. The Compensation Committee of the Board is responsible for oversight and administration of executive compensation. The Compensation Committee is comprised of Messrs. Spink, Forde and Horgan.

     The Company has no standing nominating committee of its Board of Directors, nor any committees performing similar functions. The Board of Directors as a whole searches for potential nominees for Board positions and periodically reviews the compensation of the Company's officers and employees and makes appropriate adjustments.

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10% of the Company's Common Stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than 10% stockholders are required by the SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no such forms were required for those persons, the Company believes that during the fiscal year ended April 30, 1996, all filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION

     Set forth below is the aggregate compensation for services rendered in all capacities to the Company during its fiscal years ended April 30, 1996 and 1995 to its chief executive officer and each of its executive officers whose compensation exceeded $100,000 during its fiscal year ended April 30, 1996.



                                                         LONG TERM COMPENSATION
                                                        ------------------------
                                ANNUAL COMPENSATION           AWARDS
                                -------------------     ------------------------

                                                     RESTRICTED
NAME AND                  FISCAL                     STOCK       NUMBER OF OPTIONS
PRINCIPAL POSITION        YEAR  SALARY       BONUS   AWARDS      AND WARRANTS
------------------------  ----  -----------  ------  ----------  -----------------
Richard H. Hurd           1996   $107,217 *       -           -                  -
President                 1995   $  120,733       -           -                  -


* $28,840 of this amount was paid for with the Company's common stock @ .30 per share.



OPTION GRANTS IN LAST FISCAL YEAR

     There were no grants of stock options or warrants to executive officers during the year ended April 30, 1996.


AGGREGATED OPTION AND WARRANT EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR END OPTION VALUES

     Set forth below is further information with respect to unexercised options and warrants to purchase the Company's Common Stock granted to the Company's chief executive officer and each of its executive officers whose compensation exceeded $100,000 during its fiscal year ended April 30, 1996 and prior years.


                   NUMBER OF               NUMBER OF EXERCISED        VALUE OF UNEXERCISED
                    SHARES                 OPTIONS AND WARRANTS     IN-THE-MONEY OPTIONS AND
                   ACQUIRED                 AT APRIL 30, 1996             WARRANTS AT APRIL 30, 1996
                      ON       VALUE    --------------------------  ---------------------------------------
NAME               EXERCISE   REALIZED  EXERCISABLE  UNEXERCISABLE        EXERCISABLE         UNEXERCISABLE
-----------------  ---------  --------  -----------  -------------  ------------------------  -------------

Richard H. Hurd            -  $  -          130,000              -                         -              -


EMPLOYMENT AGREEMENTS

     None of the Company's current executive officers is employed pursuant to an employment agreement with the Company.

     Prior to the Consolidation Date, the Company was a party to five-year agreements expiring in February 2000 with each of Richard H. Hurd and Avery B. Smith which provided for annual base salaries of $125,000 and $110,000, respectively. The Company is also a party to a three-year agreement expiring in February 1998 with Harold V. McNamara at a base salary of $85,000. Mr. Smith and Mr. McNamara, whose respective employment agreements were terminated during the course of the Company's Chapter 11 reorganization proceeding, resigned from the Company on September 20, 1996 and November 15, 1996, respectively. Mr. Hurd's employment agreement was also terminated during the course of the Company's Chapter 11 reorganization proceeding.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of October 22, 1997 the shares of the Company's Common Stock beneficially owned by each person who, to the knowledge of the Company, is the holder of 5% or more of the Common Stock of the Company, by each director of the Company, by the Company's chief executive officer and all executive officers whose compensation currently exceeds $100,000 per annum and by all of the executive officers and directors of the Company as a group:


NAME AND ADDRESS OF
BENEFICIAL OWNER OR              AMOUNT AND NATURE OF          APPROXIMATE
IDENTITY OF GROUP               BENEFICIAL OWNERSHIP(1)    PERCENTAGE OF CLASS
----------------------------  ---------------------------  --------------------

Dr. Donald R. Spink, Sr.                  3,356,931(1)(2)                 32.9%
*

Edward R. Spink                               456,338(1)                   4.5%
*

Patrick J. Forde                            719,159(1)(2)                  7.1%
*

Richard H. Hurd                               213,938(4)                   2.1%
**

Robert J. Ferb                                108,437(5)                   1.1%
**

Richard A. Horgan                             122,227(6)                   1.2%
**

Canadian Venture Founders                   1,334,979(1)                  13.1%
114 Lakeshore Road East
Oakville, Ontario  L6J 6N2
Canada

All executive officers
and directors as a
group (6 persons)                       4,975,700(1)-(6)                  48.9%

-------------------
*    550 Parkside Drive, Suite A-14, Waterloo, Ontario  N2L 5V4, Canada.
**   11 Melanie Lane, Hanover, New Jersey 07936.
(1) Represents shares of Sonic Canada Inc., a wholly owned subsidiary of the Company, which by their terms are convertible at any time into a like number of shares of Common Stock of the Company ("Sonic Canada Shares").
(2) Includes 3,008,186 Sonic Canada Shares owned by a Canadian numbered corporation, over which shares Dr. Spink exercises voting control.
(3) Includes 507,642 Sonic Canada Shares owned by the Patrick and Joan Forde Family Trust.
(4) Includes 1,195 shares owned by Mr. Hurd's spouse, as to which Mr. Hurd disclaims any beneficial ownership; also includes 100,000 shares issuable upon exercise of an option expiring in August 1999 at an exercise price of $1.00 per share, which option was granted pursuant to the Plan.
(5) Includes 50,000 shares issuable upon exercise of an option expiring in August 1999 at an exercise price of

     $1.00 per share, which option was granted pursuant to the Plan.
(6) Includes 930 and 797 shares owned by Mr. Horgan's spouse and daughter, respectively, as to which Mr. Horgan disclaims any beneficial ownership; also includes 50,000 shares issuable upon exercise of an option expiring in August 1999 at an exercise price of $1.00 per share, which option was granted pursuant to the Plan.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

     (a)  Financial Statements and Financial Statements Schedules:

          (i)  Financial Statements                                     Page

               Reports of Independent Public Accountants                 F-1
               Consolidated Balance Sheet - April 30, 1996               F-3
               Consolidated Statements of Operations for the
               years ended April 30, 1996 and 1995                       F-4
               Consolidated Statement of Changes in Stockholders'
               Equity for the years ended April 30, 1996,
               and 1995                                                  F-5
               Consolidated Statement of Cash Flows for the years
               ended April 30, 1996 and 1995                             F-6
               Notes to Consolidated Financial Statements                F-8

          (ii) Financial Statements Schedules
               ------------------------------

               None


          The other financial statement schedules are omitted because the conditions requiring their filing do not exist or the information required thereby is included in the financial statements filed, including the notes thereto.


     (b)  Reports on Form 8-K

          None.


     (c)  Exhibits

     2.1       First Amended Plan of Reorganization(1)
     2.2 Bankruptcy Court Order dated July 31, 1997, modifying First Amended Plan of Reorganization(1)
     2.3 Asset Purchase Agreement dated March [ ], 1997 between Registrant and Reftec International Inc.(2)
     2.4 Combination Agreement dated as of July 1, 1997 (the "Combination Agreement") among Registrant, Sonic Canada Inc. and Turbotak(3)
     2.5 Plan of Arrangement under Section 182 of the Ontario Business Corporations Act of Registrant, Sonic Canada and Turbotak (Exhibit 2.1 to the Combination Agreement)(3)
     2.6 Voting and Exchange Trust Agreement dated August 25, 1997 among Registrant, Sonic Canada and The Trust Company of Bank of Montreal (Exhibit 2.3 to the Combination Agreement)(3)
     2.7 Support Agreement dated August 27, 1997 between Registrant and Sonic Canada (Exhibit 2.2 to the Combination Agreement)(3)

     3.1       Amendment to the Certificate of Incorporation of Registrant(4)

     3.2 Certificate of Designation, Number, Powers, Preferences and Relative, Participating, Optional, and other Special Rights and the Qualifications, Limitations, Restrictions, and other distinguishing characteristics of Special Voting Preferred Stock(4)

     3.3       By-laws, as amended, of Registrant(4)
     4.1       Form of certificate evidencing shares of Common Stock(4)
     21.1      Subsidiaries of Registrant
     27        Financial Data Schedule

____________
(1) Incorporated by reference to an Exhibit filed as part of Registrant's Current Report on Form 8-K dated July 29, 1997.
(2) Incorporated by reference to an Exhibit filed as part of Registrant's Current Report on Form 8-K dated March 31, 1997.
(3) Incorporated by reference to an Exhibit filed as part of Registrant's Current Report on Form 8-K dated October 1, 1997.
(4)  Filed herewith.

                                   SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 14th day of November, 1997.

                            TURBOSONIC TECHNOLOGIES, INC.



                            By:/s/Patrick J. Forde
                               ---------------------------------------
                               Patrick J. Forde, Secretary


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


   SIGNATURES                        CAPACITY        DATE
   ----------                        --------        ----



                            Chairman of the Board
/s/Donald R. Spink, Sr.     of Directors              November 14, 1997
--------------------------
Dr. Donald R. Spink, Sr.

                            President and
                            Director (Principal
                            Executive
/s/Edward F. Spink          Officer)                  November 14, 1997
--------------------------
Edward F. Spink


                            Secretary, Treasurer
                            and Director (Principal
                            Financial and
/s/Patrick J. Forde         Accounting Officer)       November 14, 1997
--------------------------
Patrick J. Forde



/s/Richard H. Hurd          Director                  November 14, 1997
--------------------------
Richard H. Hurd



/s/Robert J. Ferb             Director                November 14, 1997
--------------------------
Robert J. Ferb



                              Director
--------------------------
Richard A. Horgan

                       SONIC ENVIRONMENTAL SYSTEMS, INC.



                                  SUBSIDIARIES
                                  ------------



   NAME                     STATE OF INCORPORATION      % OWNERSHIP
   ----                      ----------------------      -----------

Sonic Fabricating, Inc.*           Delaware                  100%

Sonic Thermal Systems, Inc.*       Delaware                   80%

Euthenergy International, Inc.*    Delaware                   80%


----------------------
*  Currently inactive.

                              ARTHUR ANDERSEN LLP


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------



To Sonic Environmental Systems, Inc.

We have audited the accompanying consolidated balance sheet of Sonic Environmental Systems, Inc. (A Delaware corporation) and subsidiaries as of April 30, 1996, and the related consolidated statements of operations, in stockholders' deficit and cash flows for each of the two years in the period ended April 30, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sonic Environmental Systems, Inc. and subsidiaries as of April 30, 1996, and the results of their operations and their cash flows for each of the two years in the period ended April 30, 1996, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company incurred significant losses in 1996 and 1995, and at April 30, 1996 had negative tangible net worth, an accumulated deficit, negative working capital and was in default of the covenants under its revolving credit agreement. These factors and the need for additional capital or borrowings during 1997 to meet its working capital requirements raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.


OCTOBER 20, 1997                                     /s/  ARTHUR ANDERSEN LLP

ROSELAND, NEW JERSEY                                 ARTHUR ANDERSEN LLP

                       SONIC ENVIRONMENTAL SYSTEMS, INC.
                       ---------------------------------
                CONSOLIDATED BALANCE SHEET AS OF APRIL 30, 1996
                -----------------------------------------------

ASSETS                                                                            1996
------                                                                         -----------
CURRENT ASSETS

Cash                                                                            $   27,266

Contract and accounts receivable net of allowance
    for doubtful accounts of $75,000                                               488,994

Costs and estimated earnings in excess of billings on uncompleted contracts         85,996

Inventories                                                                        102,915

Other current assets                                                                20,730

Net assets of discontinued operations                                              392,777
                                                                                ----------
      Total current assets                                                      $1,118,678

EQUIPMENT AND LEASEHOLD IMPROVEMENT,
    at cost, net of accumulated depreciation                                       227,408

DUE FROM RELATED PARTIES                                                            20,698

INVESTMENT IN UNCONSOLIDATED SUBSIDIARIES                                           10,746

INTANGIBLE ASSETS, less accumulated amortization                                   770,073

OTHER ASSETS                                                                       116,835
                                                                                ----------
      Total Assets                                                              $2,264,438
                                                                                ==========
     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
     ---------------------------------------------

CURRENT LIABILITIES:

Notes payable                                                                  $  900,000

Current portion of capital lease obligation                                         6,605

Accounts payable                                                                1,742,861

Accrued expenses                                                                  562,557

Billings in excess of costs and estimated earnings on uncompleted contracts        15,632

Provision for loss on disposal of discontinued operations                         445,755
                                                                               ----------
     Total current liabilities                                                  3,673,410


COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY (DEFICIT):

   Common stock, par value $.10 per share, 30,000,000 shares authorized,
   9,847,370 shares issued and outstanding                                        984,737

    Additional paid in capital                                                  9,688,122

    Accumulated deficit                                                       (12,081,831)
                                                                              -----------

      Total stockholders' equity (deficit)                                     (1,408,972)
                                                                              -----------
      Total liabilities and stockholders' equity (deficit)                    $ 2,264,438
                                                                              ===========

               The accompanying notes to financial statements are
              an integral part of this consolidated balance sheet.

               SONIC ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES
               --------------------------------------------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                  FOR THE YEARS ENDED APRIL 30, 1996 AND 1995
                  -------------------------------------------


                                                           1996           1995
                                                       -------------  -------------

ORIGINAL EQUIPMENT REVENUE                             $  1,291,781   $  5,363,449

REHABILITATION, MAINTENANCE AND SPARE PARTS REVENUE       1,510,670      1,307,988
                                                       ------------   ------------

     Total revenue                                        2,802,451      6,671,437
                                                       ------------   ------------

COST OF ORIGINAL EQUIPMENT                                1,312,439      5,806,377

COST OF REHABILITATION, MAINTENANCE AND SPARE PARTS       1,120,119        660,214
                                                       ------------   ------------

     Total costs                                          2,432,558      6,466,591
                                                       ------------   ------------

     Gross Profit                                           369,893        204,846

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES              2,956,582      4,345,456
                                                       ------------   ------------

     Loss from operations                               ( 2,586,689)   ( 4,140,610)

INTEREST (EXPENSE), net                                     (98,596)       (52,280)

OTHER INCOME                                                 43,569              0

      Loss before discontinued operations               ($2,641,716)   ($4,192,890)

DISCONTINUED OPERATIONS:

  Loss from Operation of Discontinued Segments          (   884,753)   (   528,764)

  Loss on Disposal of Discontinued Segments, including
  provision of $445,755 for operating losses during
  phase-out period                                      (   657,673)            0
                                                        ------------    ------------
      Net Loss                                          ($4,184,142)   ($4,721,654)
                                                        ============    ===========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING             7,024,911      4,052,654
                                                        ============   ============
NET LOSS PER SHARE FROM CONTINUING OPERATIONS                ($0.37)        ($1.04)
                                                        ============   ============
NET LOSS PER SHARE FROM OPERATIONS OF DISCONTINUED
      OPERATIONS                                             ($0.13)        ($0.13)
                                                        ============   ============
NET LOSS PER SHARE FROM DISPOSAL OF DISCONTINUED
      OPERATIONS                                             ($0.09)        ($0.00)
                                                        ============   ============

         The accompanying notes to financial statements are an integral part of these consolidated statements.

               SONIC ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES
               --------------------------------------------------


           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
           ---------------------------------------------------------

                  FOR THE YEARS ENDED APRIL 30, 1996 AND 1995
                  -------------------------------------------

                                                            Common Stock  Additional
                                                               Shares      Paid In    Accumulated
                                                               Issued       Amount      Capital       Deficit        Total
                                                            ------------  ----------  -----------  -------------  ------------
BALANCE AT APRIL 30, 1994                                      3,564,660    $356,466    4,306,686   $(3,176,035)  $ 1,487,117

  Net Loss                                                             0           0            0    (4,721,654)   (4,721,654)

  Common stock issued in connection with acquisitions            272,209      27,221    1,424,570             0     1,451,791

  Common stock issued for cash                                 1,071,250     107,125    2,212,004             0     2,319,129

  Stock options exercised                                        206,570      20,657      378,024             0       398,681

  Stock warrants exercised                                        85,000       8,500      218,450             0       226,950
                                                               ---------    --------    ---------   -----------   -----------

BALANCE AT APRIL 30, 1995                                      5,199,689     519,969    8,539,734    (7,897,689)    1,162,014

  Net Loss                                                             0           0            0    (4,184,142)   (4,184,142)

  Common stock issued for cash in connection with
   private placement                                           3,540,087     354,009      693,020             0     1,047,029

  Common stock issued for payment of related liabilities       1,107,594     110,759      455,368             0       566,127
                                                               ---------    --------    ---------   -----------   -----------

BALANCE AT APRIL 30, 1996                                      9,847,370    $984,737   $9,688,122  ($12,081,831)  ($1,408,972)
                                                               =========    ========   ==========   ===========   ===========

  The accompanying notes to financial statements are an integral part of these consolidated statements.

               SONIC ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES
               --------------------------------------------------


                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------
                  FOR THE YEARS ENDED APRIL 30, 1996 AND 1995
                  -------------------------------------------

                                                                             1996          1995
                                                                         ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net  loss                                                              ($4,184,142)  ($4,721,654)

  Adjustments to reconcile net loss to net cash used by operating activities-

    Depreciations and amortization                                           294,987       319,954

    Provision for loss on realization of patent rights and technology        196,357             0

    Provision for uncollectible advances made in connection with
    acquisition of patent rights and technology                                    0       126,833

    Provision for loss on disposal of discontinued operations                657,673             0

    Bad debt expense                                                               0       121,000

    Provision for inventory                                                  194,949        45,500

    (Increase) decrease in-

      Contracts and accounts receivable                                      186,610       (96,108)

      Costs and estimated earnings in excess of
         billings on uncompleted contracts                                   560,327      (303,993)

      Inventories                                                             85,751      (355,780)

      Other current assets                                                    14,383        65,996

      Other assets                                                           (21,451)      (20,880)

      Due from related parties                                                29,454         7,752

      Investment in unconsolidated subsidiary                                      0       125,000

    Increase (decrease) in-

      Accounts payable                                                       387,335     1,525,833

      Accrued expenses                                                       166,015       346,446

      Billings in excess of costs and estimated
      earnings on uncompleted contracts                                      (37,398)     (195,787)
                                                                          ----------    -----------
   Net cash used by operating activities                                  (1,469,150)   (3,009,888)
                                                                          ----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of equipment and
   leasehold improvements                                                    (85,466)     (171,867)

 Advances to affiliate made in connection with
   acquisition of patent rights and technology                                     0      (126,833)

 Purchase of business, net of cash acquired                                        0      (123,319)
                                                                          ----------      --------
Net cash used in investing activities                                        (85,466)     (422,019)
                                                                          ----------      --------



                                                         1996         1995
                                                      -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from issuance of common stock              $1,047,029   $2,944,760

  Net principal proceeds from note payable               316,528      641,692

  Principal payments on capital lease obligation         (14,184)     (12,112)
                                                     -----------   ----------

         Net cash provided by financing activities     1,349,373    3,574,340
                                                     -----------   ----------
          Net increase (decrease) in cash               (205,243)     142,433

CASH, beginning of year                                  232,509       90,076
                                                     -----------   ----------
CASH, end of year                                    $    27,266   $  232,509
                                                     ===========   ==========
SUPPLEMENTAL DISCLOSURES OF CASH

   FLOW DATA:

     Interest paid                                   $   101,948   $   52,280

     Income taxes paid                               $         0   $        0
                                                     ===========   ==========

SUPPLEMENTAL DISCLOSURES NONCASH

   TRANSACTIONS:

   Issuance of common stock for equipment,
       patent rights and technology                  $         0   $1,451,791

    Issuance of note payable for equipment                     0      125,000

    Issuance of common stock for accounts payable    $   566,127   $        0
                                                     ===========   ==========

         The accompanying notes to financial statements are an integral part of these consolidated statements.

               SONIC ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES
               --------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


(1) BASIS OF PRESENTATION:
    ----------------------

Sonic Environmental Systems, Inc. and its subsidiaries (collectively, the "Company"), directly and through subsidiaries, designs and markets integrated pollution control and cooling systems to ameliorate or abate industrial environmental problems. Most of the Company's products and systems incorporate the Company's atomizing nozzle technology.

The Company has experienced liquidity problems, has incurred substantive losses in each of the last two years, has negative tangible net worth, an accumulated deficit, negative working capital and was in default of its credit agreements. These factors raise substantial doubt about the Company's ability to continue as a going concern. Consequently, the consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern. Subsequent to April 30,1996, the Company filed for relief under Chapter 11 of the United States Bankruptcy Code. On June 16, 1997, The Company's Plan of Reorganization was confirmed by the Bankruptcy Court and this enabled the Company to proceed with its proposed merger with Turbotak Technologies, Inc. (See Note 17).

The merger with Turbotak will result in a reorganized company that will allow the Company to continue to operate as a viable entity with a positive net worth and substantially reduced debt.

(2) SUMMARY OF SIGNIFICANT
    ACCOUNTING POLICIES:
    ----------------------------

Use of Estimates-
-----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on management's knowledge of current events and actions it may undertake in the future, the estimates may ultimately differ from actual results.

Principles of Consolidation-
----------------------------

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. Investments in a majority-owned subsidiary where control is temporary and investments in less than 50%-owned affiliates are accounted for on the equity method. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company records its investments in unconsolidated subsidiaries on the equity method. Under the equity method, original investments are recorded at cost and adjusted by the Company's share of undistributed earnings or losses of these companies.

Restricted Cash-
----------------

Restricted certificate of deposit of $73,688 is held as collateral for standby letters of credit and is included in other assets as of April 30, 1996.

Inventories-
------------

Inventories are comprised of raw materials and component parts and are valued at the lower of cost (first-in, first-out) or market.

Replacement part requirements and needs for ongoing and near-term anticipated contracts are periodically evaluated and compared to inventory items on hand. Any obsolete or nonsaleable inventory is disposed of, and any slow-moving inventory is reserved for. The Company has provided a reserve of $269,949 related to slow-moving component parts as of April 30, 1996.

Intangible Assets-
------------------

Intangible assets, which are comprised of patents and acquired technology, are stated at the lower of cost or estimated net realizable value.

Patents and acquired technology are evaluated periodically and future potential revenues (on a discounted basis) to be derived from each specific technology (and related patents) are estimated to ascertain that unamortized balances may be recovered against these future revenues. Presently, patents and acquired technology are being amortized on a straight-line basis over the estimated useful life of 7 to 10 years.

Equipment and Leasehold Improvements-
-------------------------------------

Equipment and leasehold improvements are stated at cost. Depreciation and amortization are calculated on the straight-line method over the estimated useful lives of the assets or the remaining period of the lease, whichever is less.

Long-lived Assets-
------------------

State of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" requires, among other things, that an entity review its long-lived assets and certain intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. As a result of its review, the Company has written off $196,357 of its related intangibles for the period ended April 30, 1996.

Revenue and Cost Recognition-
-----------------------------

Revenue from long-term contracts is recognized using the percentage of completion method, when estimates of costs to complete and the extent of progress toward completion are reasonably dependable. Revenues from long-term contracts that utilize a new technology or require filtration of a material with which the Company has not had previous experience is recognized using the completed contract method. Under either method, losses expected to be sustained are recognized in full in the period in which such losses become evident (see
Note 3). As of April 30, 1996 and 1995, revenues and costs for contracts with a total contract value of approximately $0 and $3,856,000 were accounted for under the completed contract method. Because these contracts were in production prior to the year ended April 30, 1995, a portion of the revenues and costs for these contracts would have been reflected in the year ended April 30, 1995 if the contracts were accounted for under the percentage-of-completion method.

Net Loss Per Share-
-------------------

Net loss per share is computed on the basis of the weighted average number of common shares outstanding as the effect of common equivalent shares would be antidilutive.

Reclassifications-
------------------

Certain amounts in the prior financial statements have been reclassified to conform with the 1996 financial statement presentation.


(3) COSTS AND ESTIMATED EARNINGS
    ON UNCOMPLETED CONTRACTS:
    -----------------------------
                                                 April 30
                                                   1996
                                                ----------

Costs incurred on uncompleted contracts         $   74,590
Estimated earnings                                 107,039
                                                  --------
                                                   181,629

Less - Billings to date                           (111,265)
                                                  --------
                                                $   70,364

Included in the accompanying balance sheets under the following captions-

                                                 April 30
                                                   1996
                                                ----------

Costs and estimated earnings in excess
   of billings on uncompleted contracts         $   85,996
Billings in excess of costs and estimated
   earnings on uncompleted contracts               (15,632)
                                                  --------
                                                $   70,364
                                                  ========

(4) EQUIPMENT AND
    LEASEHOLD IMPROVEMENTS:
    -----------------------
                                                 April 30
                                                   1996
                                                 --------

Equipment                                       $  607,489
Leasehold improvements                             175,967
                                                  --------
                                                   783,456

Less- Accumulated depreciation and amortization    556,048
                                                  --------
                                                $  227,408
                                                  ========

As of April 30, 1996, $318,917 of net fixed assets were reclassified to Net Assets of Discontinued Operations to reflect the discontinuance of the operations of the Company's wholly owned subsidiaries, Sonic Fabricating, Inc. and Sonic Environmental Controls, Inc.
(See Note 17).



(5) DUE FROM RELATED PARTIES:
    -------------------------
                                                 April 30
                                                   1996
                                                 --------

Due from a 49% owned unconsolidated affiliate   $    2,575
Due from officers                                   18,123
                                                ----------
                                                $   20,698



(6) INTANGIBLE ASSETS:


                                                April 30
                                                  1996
                                               ----------

Patents and acquired technology                 $1,433,419
Less- Accumulated amortization                     663,346
                                                ----------
                                                $  770,073


     As of April 30, 1996, $261,789 of patents and acquired technology were reclassified to Net Assets fo Discontinued Operations to reflect the discontinuance of the operations of the Company's wholly owned subsidiaries, Sonic Fabrication, Inc. and Sonic Environmental Controls, Inc. (See Note 17).

(7) CONCENTRATION OF CREDIT RISK:
    -----------------------------

The Company grants credit to substantially all customers, the majority of whom are engaged in some form of manufacturing. The Company generally does not require collateral. During fiscal years ended April 30, 1996, and 1995 two customers accounted for 23% and 15% and 13% and 24% respectively.


(8) NOTES PAYABLE:
    --------------
                                               April 30
                                                 1996
                                               ---------

Note payable to bank                           $ 900,000
                                               =========

The Company is in default under its $1,000,000 Revolving Credit Agreement ("Agreement") with a bank. Subsequent to April 30, 1996 Turbotak Technologies, Inc. purchased the banks note and Agreement. (See Note 17).

In connection with the purchase of equipment from Rich Manufacturing, Inc. (see
Note 10), the Company issued a note in the amount of $125,000, to be paid in two installments. The first installment of $25,000 was payable on April 28, 1995 and the second installment of $100,000 was payable on February 28, 1996. The Company failed to make either installment and the note is in default and payable on demand. The note bears interest at a rate of 7% per annum. The note was reclassified to "Net assets - discontinued operations" to reflect the discontinuance of the Company's wholly owned subsidiary, Sonic Fabricating, Inc. (See Note 17).

In December 1995, the Company's wholly owned subsidiary, Sonic Environmental Controls, Inc. borrowed approximately $68,000 from a bank in order to finance the purchase of four service vans. The loan is payable in 36 monthly installments of $2,188 which includes interest at the rate of 9.9% per annum. The loan ($58,200 at April 30, 1996) was reclassified to Net Assets-discontinued operations to reflect the discontinuance of the operations of the Company's wholly owned subsidiary, Sonic Environmental Controls, Inc.
(See Note 17).

During the years ended April 30, 1996 and 1995, the maximum month-end amounts outstanding under these notes payable were $1,000,000, and $852,000 respectively. Average monthly amounts outstanding were approximately $954,000, and $406,000 over the same periods, respectively, and carried weighted average interest rates of 8.9% and 8.2 %.


(9) INCOME TAXES:
    -------------

As of April 30, 1996, the Company has deferred tax assets of approximately $4,000,000. A valuation allowance of equivalent amounts has been recorded because of the uncertainty of realization of the deferred tax asset. Temporary differences result primarily from the use of the reserve method of accounting for uncollectible accounts for financial statement purposes versus the direct write-off method for tax purposes, and net operating loss carry forwards.

As of April 30, 1996, the Company has available net operating loss carry forwards for Federal and state income tax purposes amounting to approximately $10,000,000 which expire commencing in 2001.



(10) ACQUISITIONS:
     -------------

Ceramic Engineering Ltd. (CEL) and
Euthenergy International, Inc. (EII)-
-------------------------------------

On April 1, 1994, the Company entered into an agreement which contemplated the formation of two entities, Ceramic Engineering Ltd. (CEL) and Euthenergy International, Inc. (EII). Upon their formation, CEL and EII acquired certain patent rights and technology applicable to ceramic heat transfer and incineration system. The agreement also requires the payment of patent royalties if patent revenues exceed certain amounts, as defined. There were no royalties due for the years ended April 30, 1996 and 1995.

The agreement provided that the Company would acquire and 80% interest in each entity in exchange for an aggregate of 350,000 shares of common stock. Of such 350,000 shares to be issued, 100,000 shares, valued at $2.50 per share or $250,000, were issued at closing on April 29, 1994, and the balance of the shares were placed in escrow.

Under the terms of the escrow agreement, 178,580 shares of common stock would be released to the minority stockholder, if CEL and EII collectively, shall record contracts aggregating $5,000,000 subsequent to December 31, 1993; and additional 71,420 shares of common stock would be released if CEL and EII on a combined basis shall not incur collectively an operating deficit for a period of six consecutive months. If either or both benchmarks are not achieved by July 31, 1997, the shares remaining in escrow shall be returned to the Company. Not withstanding the foregoing, although the operating benchmarks were not achieved, these shares were released from escrow and delivered to the minority owners of CEL and EII.

The agreement also provides a purchase option which will enable the minority stockholder to reacquire the Company's 80% interest in EII for the greater of
(1) five times EII's average pre-tax profits or (2) a sum equal to (A) all indebtedness owed to the Company by EII and (B) the aggregate face value of EII's firm backlog, both measured as of the date of the exercise of the purchase option. The option initially becomes exercisable within 30 days after the release of EII's financial statements for the fiscal year ended April 30, 1997 and annually thereafter upon the release of each successive year's financial statements.

As a result of the temporary control aspect of the EII acquisition, management of the Company has not consolidated this subsidiary and is recording its investment on the equity basis.

Dagar Chiller Components, Inc.-
-------------------------------

On June 29, 1994, the Company acquired Dagar Chiller Components, Inc. (Dagar), a manufacturer and distributor of industrial air conditioning components and systems for $20,000 and the issuance of 102,758 shares of common stock valued at $4.375 per share or $449,566. The agreement also requires the payments of royalties if revenues exceed certain amounts, as defined. There were no royalties due for the year ended April 30, 1995. During the year ended April 30, 1996, $33,000 of royalties were paid.

The Company issued an option to the former owners to purchase 40,000 shares of common stock at $4.375 for a period of five years. The options vest each ratably over four years. At April 30, 1996 no options were exercised.

The Company also entered in an employment agreement with the former owner for a period of five years at a minimum of $70,000 each year.

Southeastern Refrigerant
Management System, Inc.-
------------------------

In February 1995, the Company acquired a patent and the Refrigerant Management Systems Technology (RMS Technology) from Southeastern Refrigerant Management System, Inc. (Southeastern). The consideration paid by the Company for the patent and technology was 121,951 shares of the Company's common stock, valued at $3.88 per share or $473,170. Of the 121,951 shares of common stock, 85,366 shares were placed in escrow to be released to Southeastern based on achieving future sales, as defined. Subsequent to June 1, 2000, all the shares not earned will be returned to the Company and upon its receipt thereof, the Company shall assign, transfer and convey all its rights, title and interest in the patent and the RMS technology to Southeastern. Alternatively the Company has the option to release the shares in escrow to Southeastern.

Rich Manufacturing Corporation-
-------------------------------

In February 1995, the Company acquired fabrication machinery and related equipment from Rich Manufacturing Corporation (Rich) for a total consideration of $459,400. The purchase price of $459,400 was paid in cash of $172,000 at closing, 40,000 shares of Sonic common stock valued at $4.06 per share or $162,400, and a note for $125,000. The note bears interest at 7% per annum and is payable $25,000 on April 28, 1995 and the balance of $100,000 on February 28, 1996. The Company was unable to make the $25,000 payment on April 28, 1995 and since under its terms the note is in default, and the entire balance of $125,000 is due and payable immediately.

In addition, the Company entered into employment agreements with two former principals of Rich. Under the terms of the agreement the Company will pay salaries totaling $106,400 for a period of three years.

Other-
------

In March 1995, the Company issued 7,500 shares of its common stock for $4.95 per share or $37,125 for the rights to use the Fabric Filter trade name.


(11) COMMON STOCK:
     -------------

During July 1994, the Company received $855,000 from the sale of 285,000 shares of common stock in a private placement offer.

During March 1995, the Company completed a private placement of 786,250 units at $2.00 per share, each unit consisting of one share of common stock and one common stock purchase warrant to purchase one share of common stock at an initial exercise price of $4.00 per share during the five year period commencing one year after the initial closing date. Proceeds to the Company from this offering after legal, accounting and printing costs amounted to $1,464,129.

On October 31, 1995, the Company consummated a private placement of promissory notes in the aggregate principal amount of $1,053,250 (the "Notes") which, after legal fees, netted the Company $1,047,029. The Notes, which carried an interest rate of 10% per annum, were payable in shares of the Company's common stock. The Notes were due and payable upon the earlier of (I) April 30, 1996 or (ii) the approval by the Company's stockholders of an amendment to the Company's Certificate of Incorporation (the "Amendment") increasing the aggregate number of authorized but unissued shares of Common Stock to that number sufficient to permit the payment of the Notes in shares of the Company's Common Stock. The Amendment, increasing the Company's authorized Common Stock from 10,000,000 to 30,000,000 shares, was approved by the Company's stockholders in November 8, 1995, at which time the Notes, inclusive of accrued interest thereon, become due and payable in accordance with their terms.

During fiscal year 1996, the Company issued an aggregate of approximately 3,540,087 shares of its Common Stock in payment of the Notes. The Company has issued 1,107,594 shares to satisfy accounts payable of $386,577, accrued expenses of $72,560, and other current assets representing prepaid rent payments of $106,990. The number of shares issued were based on the current market price of the stock on the date of the transactions.


(12) STOCK OPTION PLAN:
     ------------------

1992 Stock Option Plan-
-----------------------

The 1992 Incentive Stock Option Plan was adopted in December 1991. Under this plan, 80,000 shares of common stock are reserved for issuance. Options are not exercisable until one year after the date of the grant and thereafter are exercisable 25% each year for four years.

The exercise price of all options under this plan must not be less than the fair market value of such shares on the date of the grant or, in the case of a 10% or more holder of the Company's stock, at least 110% of the fair value of the shares at date of grant.


The following summarizes the transactions under the 1992 Stock Option Plan-


                                                         Option Price
                                               Shares      Per Share
                                              --------  ---------------
     Options outstanding at April 30, 1994     66,500   $1.125 to $2.25
       Granted                                  5,000        $ 4.00
       Cancelled                               (5,500)       $1.125
                                              -------
     Options outstanding at April 30, 1995     66,000   $1.125 to $4.00
       Granted                                  6,000        $ 4.00
       Canceled                               (11,500)  $1.125 to $4.00
                                              -------
     Options outstanding at April 30, 1996     60,500
                                              =======
     Options exercisable at April 30-
        1995                                   28,500        $1.125
        1996                                   40,500   $1.125 to $2.250
                                              =======

(13) STOCK OPTIONS AND WARRANTS:
     ---------------------------

On February 1, 1993, the Company issued, to officers of the Company, five year warrants to purchase 230,000 shares of common stock at $1.00 per share. These warrants are exercisable to the extent of one-third per year commencing February 1994, 1995 and 1996, respectively. During 1995, 23,333 options were exercised for $23,333 and 206,667 options remain outstanding at April 30, 1996. During July and August 1993, the Company issued, to officers of the Company, five year warrants to purchase 85,000 shares of common stock at prices ranging from $2.00 to $2.125 per share. These warrants are exercisable to the extent of 20% per year after the first year of employment and remain outstanding at April 30, 1996.

On February 1, 1993, the Company granted options to purchase 6,000 shares of its common stock, at an exercise price of $1.125 per share, to outside directors of the Company. During 1995, 2000 options were exercised; 4,000 shares remain outstanding as of April 30, 1996.

On February 25, 1994, certain officers of the Company were granted options to acquire 200,000 shares of common stock at $3.25 per share. In addition, outside directors, financial consultants and legal counsels were granted options to acquire 30,000, 100,000 and 10,000 shares, respectively, at $3.25 per share. These options are exercisable through February 24, 1999 and remain outstanding at April 30, 1996.

On April 1, 1994, the Company granted to certain officers and minority stockholders of Ceramic Engineering, Ltd. And Euthenergy International, Inc. options to acquire

150,000 shares of common stock at $3.75 per share. In addition, on April 1, 1994, a consultant to Euthenergy International, Inc. was granted an option to acquire 24,000 shares of common stock of the Company at $3.75 per share. The option is exercisable to the extent of 6,000 shares per quarter. On June 1, 1994, the Company granted an option to an employee of Euthenergy International, Inc. to acquire 24,000 shares of common stock at $4.88 per share. The option is exercisable to the extent of 6,000 shares per quarter, and all options remain outstanding at April 30, 1996.

On February 22, 1995 certain board members and officers of the Company were granted five year options to purchase 70,000 shares of common stock at $4.00 per share. 25,000 shares are exercisable, to the extent of one-third commencing The remaining 45,000 shares were exercisable immediately. At April 30, 1996 all options remain outstanding.

In July 1993, as part of the Company's initial public offering, options to purchase a unit (a unit consists of one share of common stock and half a Series A Redeemable Warrant and half a Series B Redeemable Warrant) were given to financial consultants. The total units granted were 181,237 at an exercise price of $2.06. In December 1994, all the options were exercised at $2.06 or $373,348.

Each series A Redeemable Warrant entitles the holder to purchase two shares of common stock at a par share exercise price of 133-1/3% of the public offering price of the Units ($2.00). Each Series B Warrant entitles the holder to purchase two shares of common stock at a per share exercise price of 166-2/3% of the initial public offering price of the units ($2.00). The Series A and B Warrants expire in June 1999. Furthermore, the Series A Redeemable Warrants and the Series B Warrants are redeemable with the consent of the Underwriter at a price of $.01 per Redeemable Warrant at any time commencing in June 1994 upon not less than 30 days prior written notice, provided that the last sales price per share of common stock equals or exceeds 180% of the exercise price of the warrants being redeemed for 20 consecutive trading days ending on third day prior to notice of redemption to the warrant holder.

During 1995, 42,500 Series A Redeemable warrants were exercised resulting in the issuance of 85,000 shares of common stock at $2.67 per share of $226,950.

At April 30, 1996 there were 950,869 Series A Redeemable Warrants and 993,369 Series B Redeemable Warrants outstanding.

(14) COMMITMENTS AND CONTINGENCIES:

Included among intangible assets in the balance sheet as of April 30, 1996, is a patent, carried at an amortized cost of $770,073. To date, the Company has been unable to market products successfully utilizing this patent and, thus, the ultimate recovery of the carrying amount of this patent is uncertain. Furthermore, an action has been filed against the Company challenging its rights to the patent. At this time, the ultimate outcome of this action is uncertain. Accordingly, no provision for any loss that may result should the carrying amount of the patent not be recovered or from the outcome of the action has been made to the accompanying consolidated financial statements.

The Company rents office and warehouse space from a company controlled by a former director and stockholder. During 1995, the Company entered into a lease for its Cranbury facility which expires on February 28, 2000. In 1996, the Company entered into a lease for its Clearwater, Florida facility which expires on May 31, 1998.

Rent expense to the former director and stockholder and for the years ended April 30, 1996 and 1995 was $139,152 and $123,246 respectively. Rent expense to an unrelated party for the year ended April 30, 1996 was $21,186. There was no rent expense to an unrelated party for the year ended April 30, 1995.

The approximate minimum future rental payments under all leases at April 30, 1996, are as follows:


             1997                             $171,247
             1998                              165,469
             1999                              141,945
             2000                              115,927
             2001                                1,100

The Company has entered into employment agreements with certain management. Amounts due under these agreements at April 30, 1996 are as follows:

             1997                             $320,000
             1998                              306,000
             1999                              235,000
             2000                              196,000

The Company is required, under certain contracts, to maintain a surety bond. At April 30, 1996 the Company's current level of surety support is $2,000,000, of which approximately $300,000 had been committed. However, given the cumulative effect of receipt of additional contracts prior to the completion of previously awarded contracts, there can be no assurance that the Company will have an adequate net worth to support its future bonding requirements.

The Company is involved in certain litigation proceedings which are in the ordinary course of business activities. While the results of these proceedings cannot be predicted with certainty, in the opinion of management, the outcome of these proceedings will not have a material effect on the results of operations or financial condition of the Company.

(15) EXPORT SALES DATA:

The following percentages approximate the amount of total revenue the Company derives from export sales-

                                                For the Year Ended April 30
                                                ---------------------------

                                                   1996            1995
                                                   ----            ----
Europe                                              5%               1%
South and Central America                           6%               4%
Far East                                            1%              30%
Africa                                              0%               1%
Canada                                              5%               2%
Other                                               1%               0%
                                                 --------         -------
                                                   18%              38%
                                                 --------         -------

(16) RELATED PARTY TRANSACTIONS:
     ---------------------------

The Company's sales to its 49% owned nonconsolidated affiliate were $7,240 and $17,290 for the years ended April 30, 1996 and 1995, respectively.

The Company's sales to its 24% owned unconsolidated affiliate were $28,915 and $16,673 for the years ended April 30, 1996 and 1995, respectively.

At April 30, 1996 and 1995, there was an amount due from officers of $18,370 and $18,423, respectively.


(17) SUBSEQUENT EVENTS:
     ------------------

On July 16, 1996, three creditors filed an involuntary Chapter 7 Bankruptcy petition against the Company. On September 16, 1996, the Company converted the Chapter 7 involuntary bankruptcy case to a voluntary Chapter 11 reorganization proceeding under the Federal Bankruptcy Code.

On September 3, 1996, the Company signed an agreement with Turbotak Technologies, Inc., a privately held Canadian company engaged in the design, manufacture, and servicing of air pollution control equipment. As provided in the agreement, Turbotak acquired the approximately $940,000 secured and unsecured bank claim against the Company (see Note 8). Turbotak also advanced $205,000 to the Company for working capital. Pursuant to the agreement between the Company and Turbotak, the Company agreed to propose a Chapter 11 reorganization plan, which would provide for a merger of the two companies.

On March 7, 1997, the Company filed a Plan of Reorganization and Disclosure Statement with the Federal Bankruptcy Court. On April 25, 1997, the Bankruptcy Court approved the submittal of the Plan of Reorganization and Disclosure Statement to the Company's creditors and shareholders for a vote on the proposed Plan of Reorganization. The

 Company's creditors and shareholders voted to approve the Plan of Reorganization and on June 16, 1997, the Plan of Reorganization was confirmed by the Bankruptcy Court. Consequently, all existing and outstanding shares of the Company's common stock, as well as all outstanding warrants and options to purchase the Company's common stock, will be canceled. The Plan of Reorganization provides that the Company will merge within 60 days of the Confirmation date with Turbotak to form a company which will be called TurboSonic Technologies, Inc. The Plan of Reorganization provides that TurboSonic will have 10,000,000 shares of common stock outstanding following the merger, of which 8,200,000 shares or 82% will be owned by Turbotak's present shareholders, and 1,255,700 or approximately 12.6% will be issued to the Company's existing shareholders on a pro-rata basis. The balance of such 10,000,000 shares will be issued to the Company's existing creditors and others as described in the Plan of Reorganization. Consummation of the merger will also extinguish Turbotak's claims against the Company of approximately $1,145,000. Additionally, liabilities totaling $1,449,519 which relate to the bankruptcy remain on the accompanying consolidated balance sheet at April 30, 1996. These liabilities are subject to compromise, however, no determination of this compromise has been made to date.

 During May of 1996, the Company adopted a plan to dispose of its entire fabricating operation, which was carried out by Sonic Fabricating, Inc., ("Fabricating"), a wholly owned subsidiary. The operation ceased during June 1996. The net loss of this operation prior to April 30, 1996 are included in the consolidated statements of operations under discontinued operations. Revenues from such operations were $486,333 for the year ended April 30, 1996. Fabricating's assets were sold at an auction for $185,000. The proceeds were used to pay the Rich Manufacturing Note and other liabilities. The Company retained $146,249 of liabilities which could not be liquidated through the auction. In addition, $211,918 of assets were written off at April 30, 1996. This amount represented the remainder of the assets which could not be realized at the time of disposition, and are included in loss from disposal of discontinued operations in the accompanying consolidated statements of operations.

 During March of 1997, the Company adopted a plan to dispose of its entire Refrigerant Management Systems operation, which was carried out by Sonic Environmental Controls, Inc., ("Controls") a wholly owned subsidiary. The operation ceased during April 1997. The net losses of this operation prior to April 30, 1996 are included in the consolidated statements of operations under discontinued operations. Revenues from such operations were $1,452,567 for the year ended April 30, 1966. Controls was sold for $402,000 and the resulting sale required no provision for the disposition of its net assets. Losses of $445,755 represent operating losses during the phase-out period and are included in loss from the disposal of discontinued segments in the accompanying consolidated statements of operations.

               SONIC ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES
               --------------------------------------------------

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
          ------------------------------------------------------------

Column A                               Column B    Column C   Column D   Column E
-------------------------------------  ---------  ----------  --------  -----------
                                                  Additions
                                        Balance   Charged to  Charged                Balance at
                                       Beginning   Cost and   to Other                 End of
Description                            of Period   Expenses   Accounts  Deductions     Period
-----------------------------------------------------------------------------------------------
Year ended April 30, 1994
   Allowance for doubtful accounts       $50,000     $25,000     $0         $0       $ 75,000
   Reserve for inventory overstock        29,500     $     0     $0         $0       $ 29,500
-----------------------------------------------------------------------------------------------
Year ended April 30, 1995
   Allowance for doubtful accounts       $75,000    $121,000     $0         $0       $196,000
   Reserve for inventory overstock       $29,500    $ 45,500     $0         $0       $ 75,000
-----------------------------------------------------------------------------------------------
Year ended April 30, 1996
    Allowance for doubtful account      $196,000          $0     $0   ($121,000)     $ 75,000
    Reserve for inventory overstock     $ 75,000    $194,949     $0          $0      $269,949
-----------------------------------------------------------------------------------------------