Form 10-Q
period 1997-09-30
SONIC ENVIRONMENTAL SYSTEMS INC
filed 1997-12-02
CIK 900393

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.   20549

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES ACT OF 1934

For the quarterly period ended          SEPTEMBER 30, 1997
                               ----------------------------------------------

                                       or


[ ] TRANSITION REPORT PURSUANT TO SECTION 12 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from
                              -------------------------------------------------
Commission File Number                      0-21832
                      ---------------------------------------------------------

                         TURBOSONIC TECHNOLOGIES, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                         13-1949528
-------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


11 Melanie Lane, Unit 22A, East Hanover, NJ 07936
------------------------------------------------------------------------------
(Address of principal executive offices)    (Zip Code)

                                 973-884-4388
-------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports and (2) has been subject to such filing requirements for the past 90 days.
                                                            [_] Yes  [X]  No

              APPLICABLE ONLY TO ISSUERS INVOLVED IN A BANKRUPTCY
                  PROCEEDING DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                                            [ ] Yes  [X] No

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


 As of September 30, 1997  10,000,000 shares of common stock were outstanding.

                TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES

                                   FORM 10-Q


                                     INDEX

PART 1 - FINANCIAL INFORMATION                    PAGE
------------------------------                    ----
    Item 1.

    Consolidated Statements of Operation
        (Unaudited) for the Three Months
        Ended September 30, 1997 and 1996            3
    Consolidated Balance Sheets
        at September 30,1997 (Unaudited)
        and June 30, 1997                            4
    Consolidated Statements of Cash Flow
        (Unaudited) for the Three Months Ended
        September 30, 1997 and 1996                  5
    Notes to Consolidated Financial Statements
        (Unaudited)                                 6-7

    Item 2.

    Management's Discussion and Analysis of
        Financial Condition and Results of
        Operations                                  8-11



PART II - OTHER INFORMATION
---------------------------

    Item 1. Legal Proceedings                       12

    Item 2. Changes in Securities                   12

    Item 3. Defaults Upon Senior Securities         12

    Item 4. Submission of Matters to a
                  Vote of Security Holders          12


    Item 5. Other Information                       12

    Item 6. Exhibits and Reports on Form 8-K        12

    Signature                                       12


                TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES
                     Consolidated Statement of Operations
                              September 30, 1997
                                  (Unaudited)



                                            For the Three       For the Three
                                            Months Ended         Months Ended
                                         September 30, 1997   September 30, 1996
                                         ------------------   -----------------
Original equipment revenue                   $   490,581           $  959,188

Rehabilitation, maintenance and spare
 parts revenue                                   232,627              367,754
                                          -----------------    -----------------
         Total revenue                           723,208            1,326,941
                                          -----------------    -----------------

Cost of original equipment                       291,090              671,225

Cost of rehabilitation, maintenance and
 spare parts                                     149,617              179,276

Selling, general and administrative              384,684              198,354
 expenses                                 -----------------    -----------------


          Total Costs                            825,390            1,048,855
                                          -----------------    -----------------

Gain (Loss) from operations                     (102,182)             278,087

Interest income (expense)                         54,835                1,038
                                          -----------------    -----------------

Net income (loss)                               ($47,347)          $  279,124
                                          =================     ===============

Weighted average number of shares             10,000,000            5,245,576
 outstanding

Net profit (loss) per share                       ($0.00)               $0.05
                                          =================     ===============


                TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                              September 30, 1997
                                  (Unaudited)

                                          September 30,     June 30,
                                               1997           1997
                 Assets                   -------------   -----------
Current Assets:
     Cash                                   $   680,940   $   406,847
     Cash held in trust                               0        69,229
     Contracts and accounts receivable,
     net of allowance for doubtful
     accounts of $101,941 and $101,926          522,077       779,483
     Costs and estimated earnings in
     excess of billings on uncompleted
     contracts                                  306,583       275,273
     Inventories                                155,473        79,066
     Other current assets                       102,144       102,750
                                           ------------    ----------
                                              1,767,217     1,712,648
     Equipment and leasehold
     improvements, at cost, net of
     accumulated depreciation                   166,596        70,218

     Reorganization costs                             0       362,811

     Investment in unconsolidated                10,746             0
     subsidiaries

     Patents, less accumulated amortization           1             0

     Goodwill                                 1,786,243             0

     Other Assets                                89,436             0
                                           ------------    ----------
Total Assets                                $ 3,820,239   $ 2,145,677
                                           ============    ==========

                     Liabilities and Stockholders' Equity
Current liabilities
     Accounts payable - trade               $   675,160   $   489,509
     Accrued expenses                           530,950       367,679
     Income taxes payable                             0        12,703
     Billings in excess of costs and
     estimated earnings on                      290,385       250,679
     uncompleted contracts                 ------------    ----------
                                              1,496,495     1,120,570
 Convertible debt                                     0       724,375
                                           ------------    ----------
                                              1,496,495     1,844,945
                                           ------------    ----------
Stockholders' equity
     Common stock, par value $.10 per         1,000,000       666,499
     share, 30,000,000 shares authorized,
     10,000,000 and 6,664,988 shares
     issued and outstanding
     Capital in excess of par value           2,456,055       716,157
     Currency translation adjustment              3,040             0
     Accumulated deficit                     (1,129,271)   (1,081,924)
                                           ------------    ----------
Total stockholder's equity                    2,329,826       300,732
                                           ------------    ----------
Total Liabilities and Stockholders'         $ 3,820,239   $ 2,145,677
Equity                                     ============    ==========


                TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                 For the Three Months Ended September 30, 1997
                                  (Unaudited)

                                          September 30, 1997   September 30,1996
                                          ------------------   -----------------
Cash flows from operating activities
  Net income (loss)                                 ($47,347)          $ 281,929
                                          -----------------    ----------------
  Adjustments to reconcile net income
  (loss) to net cash (used) provided by
  operating activities
     Depreciation and amortization                    46,163               2,423
     Deferred registration costs                           0                   0
     (Increase) decrease in
     Contracts and accounts receivable               257,406            (746,279)
     Costs and estimated earnings in                 (31,310)           (187,574)
      excess of
     billings on uncompleted contracts
     Inventories                                     (76,407)            (57,544)
     Other current assets                                606               4,844
     Deferred costs                                        0                   0
     Other assets                                    (89,428)                  0
     Due from related parties                        (10,746)                  0
     Intangible assets/Goodwill                            0                   0
  Increase (decrease) in
     Accounts payable - trade                        185,651            (192,620)
     Accrued Expenses                                163,271                   0
     Billings in excess of costs and                  39,506             504,551
      estimated                             -----------------    ----------------
     earnings on uncompleted contracts

     Total adjustments                               484,712            (672,199)
                                            -----------------    ----------------
     Net cash (used) provided by
      operating                                      437,365            (390,270)
     activities                             -----------------    ----------------

Cash flows from investing activities
Payments for acquisition of equipment                (27,345)
 and                                                 (73,669)                  0
  leasehold improvements
Purchase of business, net of cash                   (164,070)                  0
 required                                   -----------------    ----------------

     Net cash (used) provided by                    (265,084)                  0
      investing activities                  -----------------    ----------------

Cash flows from financing activities
  Proceeds from issuance of common stock              32,583             488,843
  New principal (payments) proceeds on                     0                   0
   not                                      -----------------    ----------------
  payable

     Net cash provided  (used) by                     32,583             488,843
      financing                             -----------------    ----------------
     activities
Net increase (decrease) in cash                      204,864              98,573
Cash - beginning of period                           476,076             137,406
                                            -----------------    ----------------
Cash - end of period                               $ 680,940           $ 235,979
                                            =================    ================


                 TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                               September 30, 1997
                                  (Unaudited)


Note 1.   Basis of Presentation
          ---------------------

     TurboSonic Technologies, Inc., formerly known as Sonic Environmental Systems, Inc. and its subsidiaries (collectively the "Company"), directly and through subsidiaries, designs and markets integrated pollution control systems to ameliorate or abate industrial environmental problems. Sonic Environmental Systems, Inc. (Sonic) merged with Turbotak Technologies, Inc. (Turbotak) on August 27, 1997 pursuant to a Plan of Reorganization that was approved by the Federal Bankruptcy Court on July 3, 1997 (see Note 3)

     The merger was treated for accounting purposes as a purchase by Turbotak of Sonic in a reverse merger. Consequently, the accompanying consolidated condensed financial statements include the accounts of Turbotak and its majority-owned subsidiaries. The accounts of Sonic were included with Turbotak's accounts effective September 1, 1997 and incorporated all adjustments related to the Plan of Reorganization.

     The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulations S-X. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending June 30, 1998. These consolidated condensed financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report on form 10-KSB for the year ended April 30, 1996.

Note 2. Costs and Estimated Earnings on Uncompleted Contracts
        -----------------------------------------------------

                                          September 30, 1997  June 30, 1997
                                          ------------------  --------------

Cost incurred on uncompleted contracts             1,803,259      1,592,455

Estimated earnings                                   908,409        822,185
                                           -----------------   ------------
                                                   2,711,668      2,414,640
Less: billings to date                             2,695,470      2,390,046
                                           -----------------   ------------
Included in accompanying balance sheets
under the following captions:                         16,198         24,594
                                             ===============    ============
Costs and estimated earnings in excess               306,583        275,273
of billings on uncompleted contracts
Billings in excess of costs and
estimatedearnings on uncompleted                     290,385       (250,679)
contracts                                  -----------------   ------------
                                                      16,198         24,594
                                             ===============    ============

Note 3.  Other Events


     On July 17, 1996, certain of Sonic's creditors instituted an involuntary liquidation proceeding against Sonic under Chapter 7 of the Federal Bankruptcy Code. On September 16, 1996, the Court converted this involuntary proceeding into a voluntary Chapter 11 reorganization proceeding. Contemporaneously therewith, Sonic entered into an agreement with Turbotak, a privately held Canadian company engaged in the design, manufacture, and servicing of air pollution control equipment, which, among other matters, provided for Turbotak's acquisition of an approximately $940,000 secured and unsecured bank claim against Sonic and its advance of $205,000 to Sonic for working capital. Such agreement further provided that Sonic would propose a Chapter 11 Plan of Reorganization which, among other matters, would provide for a merger of Sonic and Turbotak and the acquisition by Turbotak's shareholders of a controlling equity interest in the merged company, TurboSonic Technologies, Inc.

     The Plan of Reorganization was confirmed by the Court on July 3, 1997 following requisite creditor approval. The Plan provided for the extinguishment of all outstanding shares of the Company's common stock, as well as all outstanding warrants and options to purchase the Company's common stock. The Plan further provided that the Company consolidate with Turbotak to form a company to be called TurboSonic Technologies, Inc. which would have 10,000,000 shares of common stock outstanding, of which 8,200,000 shares or 82% would be owned by Turbotak's present shareholders, and 1,255,700 shares or approximately 12.6% would be issued to Sonic's existing shareholders on a pro-rata basis. The balance of 10,000,000 shares would be issued to Sonic's creditors and others as described in the Plan of Reorganization. Consummation of the consolidation, which also extinguished Turbotak's claims against Sonic, took place on August 27, 1997.

     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


     RESULTS OF OPERATIONS
     ---------------------

     Three Months Ended September 30, 1997
     Compared with Three Months Ended September 30, 1996

          Original equipment revenue decreased by $468,607 (48.9%) to $490,581 for the three month period ended September 30, 1997 from $959,188 for the same period in 1996. The decrease in revenues for the three month period ended September 30, 1997 was primarily due to the fact that in the 1996 period the Company had revenue from a large contract with International Paper to provide an air pollution control system. The Company believes that revenues decreased in the 1997 period because companies in the forest products and pulp and paper industries were delaying their purchases of air pollution control equipment until the U.S. government adopted the new "cluster" rules relating to air pollution. These rules were signed into law in November 1997 so the Company expects that these industries, a major source of the Company's business, will resume purchasing air pollution equipment.

          Rehabilitation, maintenance and spare parts revenue decreased by $135,127 (36.7%) to $232,627 for the three month period ended September 30, 1997 from $367,754 for the same period in 1996. The decrease was due to one large sale which was included in the 1996 period.

          Cost of original equipment decreased by $380,135 (56.6%) to $291,090 for the three month period ended September 30, 1997 from $671,225 for the same period in 1996. As a percentage of original equipment revenue, cost of original equipment was 59.3% for the three month period ended September 30, 1997 and 70% for the same period in 1996. The improvement in the percentage of cost of original equipment revenue was due to the fact that the 1996 period included a high percentage of engineering costs allocated to the International Paper contract.

          Cost of rehabilitation, maintenance and spare parts decreased by $29,659 (16.5%) to $149,617 for the three month period ended September 30, 1997 from $179,276 for the same period in 1996. As a percentage of rehabilitation, maintenance and spare parts revenue, the cost was 64.3% for the three month period ended September 30,1997 and 48.7% for the same period in 1996. The low percentage in the 1996 period was due to the fact that the large job referred to above had an unusually high margin. Furthermore, the product mix has been changing to larger jobs which include low margin components that are sold in conjunction with the Company's products. The Company anticipates that this change in product mix will continue in the future.

          Selling, general and administrative expenses increased by $186,330 (93.9%) to $384,684 for the three month period ended September 30, 1997 from $198,354 for the same period in 1996. As a percentage of total revenue, selling, general and administrative expenses were 53.2% for the three month period ended September 30, 1997 and 14.9% for the same period in 1996. The increase in overhead expenses was partly due to the addition of overhead expenses attributed to Sonic of approximately $75,000 which included approximately $13,500 of expenses related to the merger of the two companies. Amortization of goodwill which was created as a result of the merger with Sonic amounted to $39,844.

          Interest income increased $53,797 to $54,835 for the three month period ended September 30, 1997 from $1,038 for the same period in 1996. The increase was due to the fact that the proceeds from a private placement of the Company's common stock was placed in escrow pending the completion of the merger with Sonic thereby earning interest income during the period held in escrow.


     LIQUIDITY AND CAPITAL RESOURCES
     -------------------------------

            The Company had a positive cash flow from operating activities of $437,365 for the three month period ended September 30, 1997 as compared to a negative cash flow of $390,270 for the same period in 1996, an increase of $827,635.

          By June 1997, the Company completed a private placement of 172,948 shares of common stock at a price of $3.46 per share for an aggregate consideration of $598,300. $434,625 of the funds raised were held in escrow pending the completion of the merger with Sonic. These funds are now available for general corporate use and will be used for working capital.

          At September 30, 1997, the Company had working capital of $270,722 as compared to $592,078 at June 30, 1997, a decrease in working capital of $321,356. The Company's current ratio (current assets divided by current liabilities) was 1.18 and 1.53 at September 30, 1997 and June 30, 1997, respectively.

          The Company's contracts typically provide for progress payments based upon the achievement of performance milestones or the passage of time. The Company's contracts often provide for the Company's customers to retain a portion of the contract price until the achievement of performance guarantees has been demonstrated. The Company attempts to have its progress billings exceed its costs and estimated earnings on uncompleted contracts; however, it is possible, at any point in time, that costs and estimated earnings can exceed progress billings on uncompleted contracts, which would negatively impact cash flow and working capital. At September 30, 1997 and June 30, 1997, "Costs and estimated earnings in excess of billings on uncompleted contracts" exceeded "Billings in excess of costs and estimated earnings on uncompleted contracts" by $16,198 and $24,594, respectively, thereby negatively effecting working capital.

          The Company's backlog at September 30, 1997 was approximately $1,135,000, all of which the Company believes will be shipped prior to the end of the current fiscal year. The Company believes that projected cash generated from operations and the proceeds from the above mentioned private placement will be sufficient to meet its cash needs through the end of the fiscal year ended June 30, 1998.

     PART II - OTHER INFORMATION
     ---------------------------

     Item 1.   None

     Item 2. See Note 3 above; Reference is also made to Registrant's Current Report on Form 8-K dated July 29, 1997

     Item 3.   None

     Item 4.   None

     Item 5.   None

     Item 6.   (a) Exhibits:
                   27  Financial Data Schedule
               (b) Reports on Form 8-K;
                   Items 3 and 7; Unaudited Balance Sheet as at April 30, 1997; July 29, 1997

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                                TURBOSONIC TECHNOLOGIES, INC.


                                                by:    /s/ PATRICK FORDE
                                                    _________________________
                                                Patrick Forde, Treasurer

     DATED:  November 25, 1997