Form 10QSB
period 1997-12-31
SONIC ENVIRONMENTAL SYSTEMS INC
filed 1998-02-17
CIK 900393

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934
For the quarterly period ended         DECEMBER 31, 1997
                              --------------------------------------------------

                                      or

[_] TRANSITION REPORT PURSUANT TO SECTION 12 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from
                               -------------------------------------------------

Commission File Number       0-21832
                      ----------------------------------------------------------

                         TurboSonic Technologies, Inc.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

        Delaware                               13-1949528
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

11 Melanie Lane, Unit 22A, East Hanover, NJ                             07936
--------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

                                 973-884-4388
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

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

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                                           [X] Yes   [_] No

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  As of December 31, 1997 10,000,000 shares of common stock were outstanding.

                TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES

                                   Form 10-Q


                                     INDEX



PART 1 - FINANCIAL INFORMATION                                             PAGE
------------------------------                                             ----
         Item 1.

         Consolidated Statements of Operations
                  (Unaudited) for the Three Months and the Six Months
                  Ended December 31, 1997 and 1996                           3
         Consolidated Balance Sheets
                  at December 31, 1997 and June 30, 1997                     4
         Consolidated Statements of Cash Flow
                  (Unaudited) for the Six Months Ended
                  December 31, 1997 and 1996                                 5
         Notes to Consolidated Financial Statements
                  (Unaudited)                                                6-7

         Item 2.

         Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                                 8-10


PART 11 - OTHER INFORMATION
---------------------------

         Item 1.  Legal Proceedings                                          11

         Item 2.  Changes in Securities                                      11

         Item 3.  Defaults Upon Senior Securities                            11

         Item 4.  Submission of Matters to a
                   Vote of Security Holders                                  11

         Item 5.  Other Information                                          11

         Item 6.  Exhibits and Reports on Form 8-K                           11

         Signature

                                  TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES
                                       Consolidated Statement of Operations
                                                    (Unaudited)

                                     For the Three Months   For the Three Months       For the Six Months    For the Six Months
                                           Ended                  Ended                      Ended                 Ended
                                     December 31, 1997      December 31, 1996          December 31, 1997    December 31, 1996
                                     -------------------   --------------------        -----------------    ------------------
Original Equipment                        $765,754              $1,118,945                $1,256,335            $2,078,133

Rehabilitation, maintenance and
  spare parts revenue                     $384,626                $219,833                  $635,726              $587,587
                                     -------------------   --------------------        -----------------    ------------------
     Total Revenue                      $1,150,380              $1,338,778                $1,892,061            $2,665,720
                                     -------------------   --------------------        -----------------    ------------------

Cost of Original Equipment                $609,408                $700,815                  $900,498            $1,372,040

Cost of rehabilitation, maintenance
  and spare parts                         $214,827                $108,347                 $ 377,651              $287,623
Selling, general and administrative
  expenses                                $435,545                $315,008                  $772,966              $510,939
Depreciation and Amortization

                                          $55,948                   $2,416                  $102,111                $4,839
Debt conversion inducement
  expenses                                 $94,675                   -                       $94,675                 -
                                     -------------------   --------------------        -----------------    ------------------

       Total Costs                      $1,410,403              $1,126,586                $2,247,901            $2,175,441
                                     -------------------   --------------------        -----------------    ------------------

Gain (Loss) from Operations              ($260,023)               $212,192                 ($355,840)             $490,279

Interest Income                             $9,595                  $2,276                  $ 64,431                $3,314
                                     -------------------   --------------------        -----------------    ------------------

Net Income (Loss)                        ($250,428)               $214,468                 ($291,409)             $493,593
                                     ===================   ====================        ==================   ==================
Weighted average number of
  shares outstanding                    10,000,000               5,245,576                10,000,000             5,245,576
                                     ===================   ====================        ==================   ==================
Net Profit (Loss) per share                 ($0.03)                  $0.04                    ($0.03)                $0.09
                                     ===================   ====================        ==================   ==================

                TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets


                                                               December 31, 1997 June 30, 1997
                   Assets                                        (Unaudited)
                                                               ----------------  -------------
Current Assets:
         Cash                                                     $218,868           $406,847
         Contracts and accounts receivable, net of allowance
           for doubtful accounts of $101,941 and $101,926          888,794            681,529
         Advances to Sonic Environmental                               -               97,954
         Deferred contract costs and unbilled revenue              113,934            275,273
         Inventories                                               157,990             79,066
         Income Tax Receivable                                      15,097               --
         Other current assets                                      135,968            102,750
                                                                ----------         ----------
                                                                $1,530,651         $1,643,419

         Cash held in Trust                                            -               69,229
         Equipment and leasehold improvements,
           at cost, net of accumulated depreciation                168,217             70,217

         Deposits and prepaid costs                                    -              362,811
         Investment in unconsolidated subsidiaries                  10,746                -
         Patents, less accumulated amortization                          1                -
         Goodwill                                                1,834,265                -
         Other assets                                               74,625                -
                                                                ----------         ----------

Total Assets                                                    $3,618,505         $2,145,676
                                                                ==========        ===========
                  Liabilities  and Stockholders' Equity
Current Liabilities:
         Accounts payable - trade                                 $866,222           $489,509
         Accrued expenses                                          433,143            367,679
         Income taxes payable                                          -               12,703
         Billings in excess of costs and estimated
           earnings on uncompleted contracts                       146,047            250,679
                                                                ----------         ----------
                                                                 1,445,412          1,120,570

Convertible debt                                                       -              724,375
                                                                ----------         ----------
                                                                 1,445,412          1,844,945
                                                                ----------         ----------

Stockholders' Equity:
         Common stock, par value $.10 per share,                 1,000,000            666,497
           30,000,000 shares authorized, 10,000,000
           and 6,664,968 shares issued and outstanding
         Capital in excess of par value                          2,764,979          1,070,766
         Currency translation adjustments                           23,378              2,729
         Accumulated deficit                                    (1,615,264)        (1,439,261)
                                                                ----------         ----------

Total stockholders' equity                                       2,173,093            300,731
                                                                ----------         ----------

Total Liabilities and Stockholders' Equity                     $ 3,618,505        $ 2,145,676
                                                               ===========        ===========

                TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES
                     Consolidated Statement of Cash Flows
              for the six months ended December 31, 1997 and 1996
                                  (Unaudited)


                                                                 December 31, 1997         December 31, 1996
                                                                 -----------------         -----------------
Cash flows from operating activities
         Net income (loss)                                           ($291,409)               $493,593
                                                                 -----------------         -----------------
Adjustments to reconcile net income (loss) to
net cash (used) provided by operating activities
         Depreciation and amortization                                 102,111                   4,839
         Debt Conversion Inducement expense                             94,675                     -
         (Increase) decrease in:
                  Contracts and accounts receivable                   (207,265)               (663,313)
                  Costs and estimated earnings in excess
                    billings on uncompleted contracts                  161,339                (312,074)
                  Inventories                                          (78,924)                (57,152)
                  Other current assets                                 (33,218)                  5,122
                  Other assets                                         (75,463)                    -
                  Investment in unconsolidated subsidiary              (10,746)                    -
         Increase (decrease) in:
                  Accounts payable - trade                             376,713                (385,441)
                  Accrued expenses                                      65,464                     -
                  Billings in excess of costs and estimate
                    earnings on uncompleted contracts                 (104,632)                523,305
                                                                 -----------------         -----------------


         Total adjustments                                             290,054                (884,714)
                                                                 -----------------         -----------------

         Net cash (used) provided by
           operating activities                                         (1,355)               (391,121)
                                                                 -----------------         -----------------

Cash flows from investing activities:
         Payments for acquisition of equipment and
           leasehold improvements                                      (98,106)                 (2,716)
         Purchase of business, net of cash required                   (190,053)                  -
                                                                 -----------------         -----------------


             Net cash (used) provided by investing                    (288,159)                 (2,716)
                                                                 -----------------         -----------------
Cash flows from financing activities
         Proceeds from issuance of common stock                         32,306                 702,912
                                                                 -----------------         -----------------


             Net cash provided (used) by financing activities           32,306                 702,912
                                                                 -----------------         -----------------

Net increase (decrease) in cash                                       (257,208)                309,075
Cash - beginning of period                                             476,076                 137,406
                                                                 -----------------         -----------------
Cash - end of period                                                 $ 218,868                 446,481
                                                                 =================         =================

                TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                               December 31, 1997
                                  (Unaudited)

Note 1. Basis of Presentation
        ---------------------

TurboSonic Technologies, Inc., formerly known as Sonic Environmental Systems, Inc. and its subsidiaries (collectively the "Company"), directly and through subsidiaries, designs and markets integrated pollution control and industrial gas cooling/conditioning systems including liquid atomization technology, dust suppression systems and ceramic heat exchanger systems to ameliorate or abate industrial environmental problems. Sonic Environmental Systems, Inc. (Sonic) merged with Turbotak Technologies, Inc. (Turbotak) on August 27, 1997 pursuant to a Plan of Reorganization that was approved by the Federal Bankruptcy Court on July 3, 1997 (see Note 3).

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

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulations S-X. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended December 31, 1997 are not necessarily indicative of the results that may be expected for the year ending June 30, 1998. These consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report on form 10-KSB for the year ended April 30, 1996.

Note 2. Costs and Estimated Earnings on Uncompleted Contracts
        ------------------------------------------------------

                                                          December 31, 1997              June 30, 1997
                                                          -----------------              -------------
Costs incurred on uncompleted contracts                       2,578,522                    1,592,455

Estimated earnings (loss)                                     1,051,488                     822,185
                                                          -----------------              -------------
                                                              3,630,010                    2,414,640

Less:  billings to                                            3,662,123                    2,390,046
                                                          -----------------              -------------
Included in accompanying balance sheets
under the following captions:                                 ( 32,113)                      24,594
                                                          ==================           ===============

Cost and estimated earnings in excess of                        113,934                     275,273
billings on uncompleted contracts
Billings in excess of costs and estimated                      (146,047)                   (250,679)
earnings on uncompleted contracts
                                                          -----------------              -------------
                                                               ( 32,113)                     24,595
                                                          =================              =============


Note 3.  Other Events
         ------------

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

Item 2.        Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

Results of Operations
---------------------

Three Months Ended December 31, 1997
Compared with Three Months Ended December 31, 1996

         Original equipment revenue decreased by $353,191 (31.6%) to $765,754 for the three month period ended December 31, 1997 from $1,118,945 for the same period in 1996. The decrease in revenues for the three month period ended December 31, 1997 was primarily due to the fact that in the 1996 period the Company had revenue from a large contract with International Paper to provide an air pollution control system. The Company believes that revenues decreased in the 1997 period because companies in the forest products and pulp and paper industries were delaying their purchases of air pollution control equipment until the U.S. government adopted the new "cluster" rules relating to air pollution. These rules were signed into law in November 1997 so the Company expects that these industries, a major source of the Company's business, will increase their purchases of air pollution equipment.

         Rehabilitation, maintenance and spare parts revenue increased by $164,793 (75.0%) to $384,626 for the three month period ended December 31, 1997 from $219,833 for the same period in 1996. The increase was due to one large spare parts order for a project shipped in the second calendar quarter of 1997 and increased nozzle and scrubber shipments over the same period in 1996.

         Cost of original equipment decreased by $91,407 (13.1%) to $609,408 for the three month period ended December 31, 1997 from $700,815 the same period of 1996. As a percentage of original equipment revenue, cost of original equipment was 79.6% for the three month period ended December 31, 1997 and 62.6% for the same period of 1996. The increase in the percentage of cost of original equipment revenue was due to a product mix shift with the inclusion of larger jobs which include low margin components in the current year.

         Cost of rehabilitation, maintenance and spare parts increased by $106,480 (98.3%) to $214,827 for the three month period ended December 31, 1997 from $108,347 for the same period in 1996. As a percentage of rehabilitation, maintenance and spare parts revenue, the cost was 55.9% for the three month period ended December 31, 1997 and 49.3% for the same period in 1996. The increase in costs are due primarily to the increase in sales volume. The high percentage to revenue in the current period is due to a shift to sales of lower margin components than experienced in 1996. The Company anticipates that this change in product mix will continue.

         Selling, general and administrative expenses increased $120,537 (38.3%) to $435,545 for the three month period ended December 31, 1997 from $315,008 for the same period in 1996. As a percentage of total revenue, selling, general and administrative expenses were 37.9% for the three month period ended December 31, 1997 and 23.5% for the same period in 1996. The increase in overhead expenses was due to the addition of overhead expenses attributed to Sonic of approximately $150,000 which included approximately $14,500 of expenses related to the merger of the two companies. Amortization of goodwill which was created as a result of the merger with Sonic amounted to $49,262. A debt conversion inducement expense has been recorded in the current quarter with regard to the conversion of the CVF debenture to Turbotak common shares.

         Interest income increased $7,319 to $9,595 for the three month period ended December 31, 1997 from $2,276 for the same period in 1996. The increase was due to the approximate $4,000 interest received in addition to income tax refunds received for prior years from the Canadian government.

Six Months Ended December 31, 1997
Compared with Six Month Ended December 31, 1996


         Original equipment revenue decreased $821,798 (39.6%) to $1,256,335 from $2,078,133 in the previous year. The decrease in revenues for the six month period ended December 31, 1997 was primarily due to the fact that in the 1996 period the Company had revenue from a large contract with International Paper to provide an air pollution control system.

         Rehabilitation, maintenance and spare parts revenue increased $48,139 (8.2%) to $635,726 for the six month period ended December 31, 1997 from $587,587 for the same period a year earlier. The increase is the result of increased shipment of both nozzle and scrubber spare parts in the period.

         Cost of original equipment for the same period in 1996 ,decreased by $471,542 (34.4%) to $900,498 for the six month period ended December 31, 1997 from $1,372,040. As a percentage of original equipment revenue, cost of original equipment was 71.7% for the current six month period versus 66.0% for the same period in 1996. The increase in the percentage of cost of original equipment revenue was due to a product mix shift with the inclusion of larger jobs which include low margin components in the current year-to-date figures.

         Cost of rehabilitation, maintenance and spare parts increased by $90,028 (31.3%) to $377,651 for the six months ended December 31, 1997 from $287,623 for the same period in 1996. As a percentage of rehabilitation, maintenance and spare parts revenue cost was 59.4% for the six months ended December 31, 1997 and 49.0% in 1996. The increased costs are largely the result of the increased revenue recorded. Included in the current revenue totals are a number of orders for components that typically command a lower margin than experienced in 1996.

         Selling, general and administrative expenses increased by $262,027 for the six month period ended December 31, 1997 to $772,966 from $510,939 in the prior year. As a percentage of total revenue, selling, general and administrative expenses were 40.9% for the current six month period and 19.2% for the same period in 1996. The increase in overhead expenses was due to the addition of Sonic expenses of approximately $270,000 which included $28,000 related to the merger of the two companies. Also impacting on the current totals is a debt inducement charge totaling $94,675 regarding the conversion of the CVF debenture to equity in the period. Amortization of the goodwill created by the merger totaled $89,102.

         Interest Income increased $61,117 to $64,431 for the six months ended December 31, 1997 from $3,314 in the same period in 1996. The increase was due to interest earned from proceeds from a private placement held in escrow pending completion of the merger with Sonic.


Liquidity and Capital Resources
-------------------------------

         The Company had a negative cash flow from operating activities of $1,355 for the six month period ended December 31, 1997 as compared to a negative cash flow of $391,121 for the same period in 1996, an increase of $389,766.

         By June 1997, the Company completed a private placement of 172,948 shares of common stock at a price of $3.46 per share for an aggregate consideration of $598,300. $434,625 of the funds raised were held in escrow pending the completion of the merger with Sonic. These funds are now available for general corporate use and will be used for working capital.

         At December 31, 1997, the Company had working capital of $85,239 as compared to $522,849 at June 30, 1997, a decrease in working capital of $437,610. The Company's current ratio (current assets divided by current liabilities) was 1.06 and 1.47 at December 31, 1997 and June 30, 1997, respectively.

         The Company's contracts typically provide for progress payments based upon the achievement of performance milestones or the passage of time. The Company's contracts often provide for the Company's customers to retain a portion of the contract price until the achievement of performance guarantees has been demonstrated. The Company attempts to have its progress billings exceed its costs and estimated earnings on uncompleted contracts; however, it is possible, at any point in time, that costs and estimated earnings can exceed progress billings on uncompleted contracts, which would negatively impact cash flow and working capital. At June 30, 1997, "Costs and estimated earnings in excess of billings on uncompleted contracts" exceeded "Billing in excess of costs and estimated earnings on uncompleted contracts" by $24,594, thereby negatively effecting working capital. At December 31, 1997, "Billings in excess of costs and estimated earnings on uncompleted contracts" exceeded "Costs and estimated earnings in excess of billings on uncompleted contracts" by $32,113, thereby favorably effecting working capital.

         The Company's backlog at December 31, 1997 was approximately $215,682, all of which the Company believes will be shipped prior to the end of the current fiscal year. The Company believes that projected cash generated from operations and the proceeds from the above mentioned private placement will be sufficient to meet its cash needs through the end of the fiscal year ended June 30, 1998.

Part II - Other Information
---------------------------

Item 1.    None

Item 2. See Note 3 above, reference is also made to Registrant's Current Report on Form 8-K dated July 29, 1997

Item 3.    None

Item 4.    None

Item 5.    None

Item 6.    (a)      Exhibits:
                    27   Financial Data Schedule
           (b)      Reports on Form 8-K;
                    Items 3 and 7; Unaudited Balance Sheet as of April 30, 1997;
                    July 29, 1997


                                   Signature
                                   ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

DATED:   February 13, 1998

TURBOSONIC TECHNOLOGIES, INC.





by: /s/  PATRICK FORDE
   ----------------------
Patrick Forde, Treasurer