Form 10QSB
period 1998-03-31
TURBOSONIC TECHNOLOGIES INC
filed 1998-05-21
CIK 900393

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934
For the quarterly period ended         MARCH 31, 1998
                              --------------------------------------------------

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

                                                           [_] Yes   [X] No

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  As of March 31, 1998, 10,000,000 shares of common stock were outstanding.

                TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES

                                   Form 10-Q


                                     INDEX



PART 1 - FINANCIAL INFORMATION                                             PAGE
------------------------------                                             ----
         Item 1.

         Consolidated Statements of Operations
                  (Unaudited) for the Six Months and the Nine Months
                  Ended March 31, 1998 and 1997                              3
         Consolidated Balance Sheets
                  at March 31, 1998 and June 30, 1997                        4
         Consolidated Statements of Cash Flow
                  (Unaudited) for the Nine Months Ended
                  March 31, 1998 and 1997                                    5
         Notes to Consolidated Financial Statements
                  (Unaudited)                                                6-7

         Item 2.

         Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                                 8-10


PART 11 - OTHER INFORMATION
---------------------------

         Item 1.  Legal Proceedings                                          11

         Item 2.  Changes in Securities                                      11

         Item 3.  Defaults Upon Senior Securities                            11

         Item 4.  Submission of Matters to a
                   Vote of Security Holders                                  11

         Item 5.  Other Information                                          11

         Item 6.  Exhibits and Reports on Form 8-K                           11

         Signature

                 TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES
               Consolidated Statement of Operations  (US dollars)
                                  (Unaudited)

                                     For the Three Months   For the Three Months    For the Nine Months    For the Nine Months
                                     Ended March 31, 1998   Ended March 31, 1997    Ended March 31, 1998   Ended March 31, 1997
                                     ---------------------  ---------------------  ---------------------  ---------------------
Original equipment revenue                $125,789               $475,569                $1,382,124             $2,553,702

Rehabilitation, maintenance and
  spare parts revenue                      341,882                323,009                   977,608                910,596
                                         ---------               --------                ----------             ----------

     Total Revenue                         467,671                798,578                 2,359,732              3,464,298
                                         ---------               --------                ----------             ----------

Cost of Original Equipment                 116,901                335,210                 1,017,399              1,707,250

Cost of rehabilitation, maintenance
  and spare parts                          216,255                208,737                   593,906                496,360

Selling, general and  administrative
  expenses                                 448,401                261,022                 1,117,470                771,925

Depreciation and  Amortization              55,102                  2,050                   157,213                  6,924

Debt conversion inducement expenses              0                      0                    94,675                      0
                                         ---------               --------                ----------             ----------

    Total Costs                            836,659                807,019                 2,980,663              2,982,460
                                         ---------               --------                ----------             ----------

Gain (Loss) from Operation                (368,988)                (8,441)                 (620,931)               481,838

Interest Income (Expense)                    1,773                  3,671                    66,204                  6,985
                                         ---------               --------                ----------             ----------

Net Income (Loss)                        ($367,215)               ($4,769)                ($554,727)              $488,823
                                         =========               ========                ==========             ==========

Weighted average number of
  shares outstanding                    10,000,000              6,207,614 c               9,678,167              5,714,614 c
                                        ==========              =========                ==========             ==========

Incremental shares using treasury
  stock method                                   0 a                    0 b                       0 a              733,039 d
                                        ==========              =========                ==========             ==========

Basic EPS                                   ($0.04)                 $0.00                    ($0.06)                 $0.09
                                        ==========              =========                ==========             ==========

Diluted EPs                                 ($0.04)                 $0.00                    ($0.06)                 $0.08
                                        ==========              =========                ==========             ==========


a). No incremental shares related to options are included due to the loss in the third Quarter and the year-to-date.

b). No incremental shares related to options and convertible debt are included due to the loss in the third Quarter.

c). Turbotak shares are included at the conversion rate of one Turbotak share to 4.230347 TurboSonic shares.

d). Includes convertible debt-to-equity and advances to be converted to shares upon completion of the merger, which occurred August 27, 1997.

                 TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                                  (US dollars)


                                                            March 31, 1998
    Assets                                                    (Unaudited)   June 30, 1997
                                                            --------------  -------------
Current Assets:
  Cash                                                        $   143,380   $  406,847
  Contracts and accounts receivable, net of allowance
    for doubtful accounts of $101,941 and $101,926                453,017      681,529
  Advances to Sonic Environmental                                       0       97,954
  Deferred contract costs and unbilled revenue                     89,180      275,273
  Inventories                                                     146,418       79,066
  Income Tax Receivable                                            15,211            0
  Other current assets                                            126,984      102,750
                                                              -----------   ----------
      Total current assets                                        974,190    1,643,419
Cash held in Trust                                                      0       69,229
Equipment and leasehold improvements,
 at cost, net of accumulated depreciation                         169,191       70,217
Deposits and prepaid costs                                              0      362,811
Due to/from related parties                                             0
Investment in unconsolidated subsidiaries                          10,746            0
Patents, less accumulated amortization                                  1            0
Goodwill                                                        1,779,939            0
Other assets                                                       75,463            0
                                                              -----------   ----------

Total Assets                                                  $ 3,009,530    2,145,676
                                                              ===========   ==========

    Liabilities  and Stockholders' Equity
Current Liabilities:
  Accounts payable - trade                                    $   485,890      489,509
  Accrued expenses                                                490,617      367,679
  Income taxes payable                                                  0       12,703
  Billings in excess of costs and estimated
    earnings on uncompleted contracts                             118,498      250,679
                                                              -----------   ----------
      Total current liabilities                                 1,095,005    1,120,570
                                                              -----------   ----------
Convertible debt                                                        0      724,375
                                                              -----------   ----------
                                                                1,095,005    1,844,945
                                                              -----------   ----------

Stockholders' Equity:
  Common stock, par value $.10 per share,                       1,000,000      666,497
    30,000,000 shares authorized, 10,000,000
    and 6,664,968 shares issued and outstanding
  Capital in excess of par value                                2,889,234    1,070,766
  Currency translation adjustments                                 18,922        2,729
  Accumulated deficit                                          (1,993,631)  (1,439,261)
                                                              -----------   ----------

Total stockholders' equity                                      1,914,525      300,731
                                                              -----------   ----------

Total Liabilities and Stockholders' Equity                     $3,009,530   $2,145,676
                                                              ===========   ==========

                 TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows
               for the nine months ended March 31, 1998 and 1997
                                 (U.S. dollars)
                                  (Unaudited)


                                                    March  31, 1998   March 31, 1997
                                                    ----------------  ---------------

Cash flows from operating activities
  Net income (loss)                                       ($554,727)     $   488,823
                                                          ---------      -----------
Adjustments to reconcile net income (loss) to
net cash (used) provided by operating activities
  Depreciation and amortization                             157,213            6,889
  Debt Conversion Inducement expense                         94,675                0
  (Increase) decrease in:
     Contracts and accounts receivable                      228,512         (423,979)
     Costs and estimated earnings in excess of              186,093         (187,348)
       billings on uncompleted contracts
     Inventories                                            (67,352)         (41,472)
     Other current assets                                   (24,234)           6,220
     Other assets                                           (75,463)               0
     Investment in unconsolidated subsidiary                (10,746)               0
Increase (decrease) in:
     Accounts payable - trade                                (3,619)        (567,452)
     Accrued expenses                                       122,938                0
     Billings in excess of costs and estimate              (132,181)         148,257
       earnings on uncompleted contracts
                                                          ---------      -----------
Total adjustments                                           475,836       (1,058,885)
                                                          ---------      -----------
Net cash (used) provided by
  operating activities                                      (78,891)        (570,062)
                                                          ---------      -----------
Cash flows from investing activities:
  Payments for acquisition of equipment and
    leasehold improvements                                 (111,894)          (4,555)
  Purchase of business, net of cash required               (174,217)               0
                                                          ---------      -----------

     Net cash (used) provided by investing                 (286,111)          (4,555)
                                                          ---------      -----------

Cash flows from financing activities
  Proceeds from issuance of common stock                     32,306          761,929
  New principal (payments) proceeds on note payable               0                0
                                                          ---------      -----------

     Net cash provided (used) by financing activities        32,306          761,929
                                                          ---------      -----------

Net increase (decrease) in cash                            (332,696)         187,312
Cash - beginning of period                                  476,076          137,406
                                                          ---------      -----------

Cash - end of period                                      $ 143,380       $  324,718
                                                          =========      ===========

                 TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 March 31, 1998
                                  (Unaudited)

Note 1. Basis of Presentation


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


The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulations S-X. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending June 30, 1998. These consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report on form 10-KSB for the year ended April 30, 1997.

Note 2. Costs and Estimated Earnings on Uncompleted Contracts
       ------------------------------------------------------


                                             March  31, 1998    June 30, 1997
                                             ---------------    -------------

Costs incurred on uncompleted contracts         2,480,475        1,592,455

Estimated earnings (loss)                         899,894          822,185
                                               ----------       ----------

                                                3,380,369        2,414,640

Less:  billings to date                         3,409,687        2,390,046
                                               ----------       ----------

Included in accompanying balance sheets
under the following captions:                   (  29,318)          24,594
                                               ==========       ==========

Cost and estimated earnings in excess of           89,180          275,273
billings on uncompleted contracts
Billings in excess of costs and estimated       ( 118,498)        (250,679)
earnings on uncompleted contracts
                                               ----------       ----------

                                                (  29,318)          24,595
                                               ==========       ==========

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

Item 2.         Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

Results of Operations
---------------------

Three Months Ended March 31, 1998
Compared with Three Months Ended March 31, 1997

     Original equipment revenue decreased $349,780 (73.5%) to $125,789 for the three month period ended March 31, 1998 from $475,569 for the corresponding 1997 period. This decrease was primarily due to the receipt in the 1997 period, not repeated in the current period, of revenue from a large contract with International Paper to provide an air pollution control system. The Company believes that such decrease was also attributable to the reluctance of companies in the forest products and pulp and paper industries to purchase air pollution control equipment until the U.S. government adopted the new "cluster" rules relating to air pollution amelioration. These rules were enacted in November 1997. As a consequence of such enactment, the Company anticipates that purchases of its air pollution equipment should modestly increase over the next 12 to 18 months.

     Rehabilitation, maintenance and spare parts revenue increased by $18,873 (5.9%) to $341,882 for the three month period ended March 31, 1998 as contrasted with $323,009 for the corresponding 1997 period. This increase was due to increased nozzle and scrubber shipments.

     Cost of original equipment decreased by $213,309 (65.1%) to $116,901 for the three month period ended March 31, 1998 as contrasted with $335,210 for the corresponding 1997 period. Expressed as a percentage of original equipment revenue, cost of original equipment was 92.9% for the three month period ended March 31, 1998 and 70.5% for the same period of 1997. This increase was primarily due to unforeseen cost increases on a foreign project.

       Cost of rehabilitation, maintenance and spare parts increased by $7,518 (3.6%) to $216,255 for the three month period ended March 31, 1998 as compared to $208,737 for the corresponding 1997 period. Expressed as a percentage of rehabilitation, maintenance and spare parts revenue, such cost was 63.3% for the three month period ended March 31, 1998 and 64.6% for the same period in 1997. This increase is primarily attributable to increased revenues.

     Selling, general and administrative expenses increased by $187,379 (71.8%) for the three month period ended March 31, 1998 to $448,401 as contrasted with $261,022 for the corresponding 1997 period. Expressed as a percentage of total revenue, selling, general and administrative expenses were 95.9% for the three month period ended March 31, 1998 and 32.7% for the same period in 1997. This increase was due to additional overhead expenses of approximately $167,000 attributable to Sonic, as well as the cost of producing new sales brochures and increased sales travel expenses. Amortization of goodwill created as a result of the merger of the Company and Sonic (the "Merger") amounted to $45,510.

       Interest income decreased $1,898 to $1,773 for the three month period ended March 31, 1998 as compared to $3,671 for the corresponding 1997 period. This decrease was attributable to a reduced cash position, resulting from decreased sales volume and less favourable payment terms.


Nine Months Ended March 31, 1998
Compared with Nine Months Ended March 31, 1997

     Original equipment revenue decreased $1,171,578 (45.9%) to $1,383,124 from $2,553,702 in the corresponding 1997 period. This decrease was primarily due to the non-recurrent receipt in the 1997 period of revenue from International Paper, discussed above.

     Rehabilitation, maintenance and spare parts revenue increased $67,012 (7.4%) to $977,608 for the nine month period ended March 31, 1998 as contrasted with $910,596 for the corresponding 1997 period. This increase resulted from increased shipments of both nozzle and scrubber spare parts.

     Cost of original equipment for the nine month period ended March 31, 1998 decreased by $689,851 (40.4%) to $1,017,399 as contrasted with $1,707,250 for the corresponding 1997 period. Expressed as a percentage of original equipment revenue, cost of original equipment was 73.6% for the current nine month period and 66.9% for the same period in 1997. This increase was due to unforeseen costs on two projects and a product mix shift with the inclusion of larger jobs which included low margin components in the current year-to-date figures.

     Cost of rehabilitation, maintenance and spare parts increased by $97,546 (19.7%) to $593,906 for the nine months ended March 31, 1998 as compared to $496,360 for the corresponding 1997 period. Expressed as a percentage of rehabilitation, maintenance and spare parts revenue, such cost was 60.8% for the nine months ended March 31, 1998 and 54.5% for the same period in 1997. This increase was largely the result of increased revenues. Included in the current revenue totals are a number of orders for components that typically command a lower margin than experienced in the 1997 period.

     Selling, general and administrative expenses increased by $345,545 for the nine month period ended March 31, 1998 to $1,117,470 as contrasted with $771,925 for the corresponding 1997 period. Expressed as a percentage of total revenue, selling, general and administrative expenses were 47.4% for the current nine month period and 22.3% for the same period in 1997. This increase was due to the addition of Sonic expenses of approximately $425,000, which included $28,000 related to the Merger, as well as $94,675 of inducement expense attributable to the conversion of certain Company debentures into equity in the current period. Amortization of goodwill created by the Merger amounted to $134,614.

     Interest income increased $59,219 to $66,206 for the nine months ended March 31, 1998 from $6,985 in the comparable 1997 period. This increase was attributable to interest earned upon the proceeds from a private placement of equity, discussed below, that were held in escrow pending completion of the Merger.

Liquidity and Capital Resources
-------------------------------

     The Company had a negative cash flow from operating activities of $78,891 for the nine month period ended March 31, 1998 as compared to a negative cash flow of $570,062 for the same period in 1997, a decrease of $491,171.

     By June 1997, the Company completed a private placement of 172,948 shares of common stock at a price of $3.46 per share for an aggregate consideration of $598,400. $434,625 of the funds raised were held in escrow pending the completion of the Merger. These funds are now available for general corporate use and will be used for working capital. Additional funds were raised through the exercise of options held by directors and employees.

     At March 31, 1998, the Company had negative working capital of $120,815 as compared to positive working capital of $522,849 at June 30, 1997, a decrease of $643,664. The Company's current ratio (current assets divided by current liabilities) was .89 and 1.47 at March 1998 and June 30, 1997, respectively.

     The Company's contracts typically provide for progress payments based upon the achievement of performance milestones or the passage of time. The Company's contracts often provide for the Company's customers to retain a portion of the contract price until the achievement of performance guarantees has been demonstrated. The Company attempts to have its progress billings exceed its costs and estimated earnings on uncompleted contracts; however, it is possible, at any point in time, that costs and estimated earnings can exceed progress billings on uncompleted contracts, which would negatively impact cash flow and working capital. At June 30, 1997, "Costs and estimated earnings in excess of billings on uncompleted contracts" exceeded "Billing in excess of costs and estimated earnings on uncompleted contracts" by $24,595, thereby negatively effecting working capital. At March 31, 1998, "Billings in excess of costs and estimated earnings on uncompleted contracts" were less than "Costs and estimated earnings in excess of billings on uncompleted contracts" by $29,318, thereby positively effecting working capital.

     The Company's backlog at March 31, 1998 was approximately $246,118, all but approximately $25,000 of which the Company believes will be shipped prior to the end of the current fiscal year. The Company believes that projected cash generated from operations and the proceeds from the above mentioned private placement will be sufficient to meet its cash needs through June 30, 1998.

Part II - Other Information
---------------------------

Item 1.    None

Item 2.    None

Item 3.    None

Item 4.    None

Item 5.    None

Item 6.    (a)      Exhibits:
                    27   Financial Data Schedule
           (b)      Reports on Form 8-K:
                    None

                                   Signature
                                   ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

DATED:   May 22, 1998

TURBOSONIC TECHNOLOGIES, INC.





by: /s/  PATRICK FORDE
   ----------------------
Patrick Forde, Treasurer