Form 10KSB
period 1997-04-30
TURBOSONIC TECHNOLOGIES INC
filed 1998-05-29
CIK 900393

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                  FORM 10-KSB


(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
For the fiscal year ended         April 30, 1997
                          -----------------------------------------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the transition period from___________________ to ___________________________

Commission file number     0-21832
                       -----------


                         TURBOSONIC TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
                (Name of Small Business Issuer in its Charter)


         Delaware                                       13-1949528
-----------------------------------------------------  ------------------------
 (State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                           Identification No.)


 11 Melanie Lane, Unit 22A, East Hanover, New Jersey              07936
-----------------------------------------------------  -------------------------
      (Address of principal executive offices)                 (Zip Code)


                                (973) 884-4388
--------------------------------------------------------------------------------
                (Issuer's telephone number, including area code)


Securities registered pursuant to Section 12(b) of the Exchange Act:


     Title of Each Class               Name of Each Exchange on Which Registered
     -------------------               -----------------------------------------


------------------------------------  -----------------------------------------
Securities registered pursuant to
Section 12(g) of the Exchange Act:


                                 Common Stock
-------------------------------------------------------------------------------
                               (Title of Class)

  Check whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.   Yes........    No...X....

  Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
Yes ...X...     No ......

 Issuer's revenues for its most recent fiscal year: $2,060,000



                   ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS


  Check whether the registrant has filed all documents and reports required to be filed by Section 12, 12 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes ...X...    No .....



  The number of shares outstanding of the Issuer's common stock is 10,000,000 as of 4/30 /98.
  Transitional Small Business Disclosure Format (check one):    Yes .......
No ...X...



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

     Contemporaneously therewith, the Company entered into an agreement with Turbotak Technologies, Inc. ("Turbotak"), a privately held Canadian company engaged in the design, manufacture, and servicing of air pollution control equipment, which, among other matters, provided for Turbotak's acquisition of an approximately $940,000 secured and unsecured bank claim against the Company and its advance of $205,000 to the Company for working capital. Such agreement further provided that the Company would propose a Chapter 11 reorganization plan which, among other matters, would provide for a merger of the Company and Turbotak and the acquisition by Turbotak's shareholders of a controlling equity interest in the Company. The Company filed such a plan of reorganization with the Court on March 7, 1997. On or about April 21, 1997, the Company filed a first amended plan of reorganization with the Court (the plan of reorganization, as so amended and subsequently modified on June 3, 1997, is hereinafter referred to as the "Plan").

     In April 1997, the Company, having received prior approval of the Court, sold substantially all of the assets of its industrial refrigerant management products and systems business, acquired by the Company in July 1994, to an investment group headed by that business' former general manager for approximately $402,000 as well as the purchasers' assumption of certain liabilities.

     The Plan was confirmed by the Bankruptcy Court on July 3, 1997 following requisite creditor approval. The Plan provided for the extinguishment of all of outstanding shares of the Company's common stock, as well as all outstanding warrants and options to purchase the Company's common stock. The Plan further provided that the Company consolidate with Turbotak (the "Consolidation") to form a company to be called TurboSonic Technologies, Inc. which would have 10,000,000 shares of common stock outstanding, of which 8,200,000 shares or 82% would be owned by Turbotak's present shareholders, and 1,255,700 or approximately 12.6% would be issued to the Company's existing shareholders on a pro-rata basis. The balance of such 10,000,000 shares would be issued to the Company's existing creditors and others as described in the Plan. Consummation of this consolidation, which also extinguished Turbotak's claims against the Company of approximately $1,145,000 took place on August 27, 1997 (the "Consolidation Date").

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

     (b) Financial Information About Industry Segments
                Not Applicable.

     (c) Narrative Description of Business

     Introduction
     ------------

     Unless the context indicates to the contrary, all references to the Company's business refer to those operations conducted by the Company prior to the Consolidation Date.

      The Company's principal customers are engaged in chemical, mining and metallurgical processing. In addition, certain of the Company's customers, primarily located inside of the United States, are engaged in the incineration of sewage sludge and solid, medical (infectious) and hazardous waste. A majority of the Company's customers have historically purchased individual products or systems from the Company which, in many instances, operate in conjunction with products and systems supplied by others. In the last several years, the Company has emphasized the marketing of custom engineered air pollution control systems which offer a combination of its own products and systems as an integrated environmental management solution.

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

     The following table reflects the approximate percentages of the Company's revenue derived from its principal customer categories during the fiscal years indicated below:


                                                Year Ended April 30,
                                           ---------------------------
                                              1997             1996
                                              ----             ----

Hazardous Waste Incineration                    2%               2%
Solid Waste Incineration                       17               15
Chemical and Mining Processing                 20               23
Metallurgical Processing                       46               45
Dust Suppression                               11               10
Other                                           4                5
                                              ---              ---
                                              100%             100%
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

          The Company performs all process engineering, including but not limited to, the determination of the size, geometry and structural characteristics of the particular system needed for gaseous, non-condensate or particulate removal, and performs the detailed design of, and develops specifications for, all structural, electrical, mechanical and chemical components of such system. The Company, historically, has not manufactured or fabricated its own products or systems. Rather, it purchases steel components and various electrical and other parts consisting of both off-the-shelf items and items, such as its Sonicore(R) atomizing nozzle, which are made to its design and specifications by third party manufacturers and fabricators, enters into subcontracts for field construction, which it supervises, and manages all technical, physical and commercial aspects of the performance of its contracts. The Company also does not engage in the field construction of its systems but relies on field construction subcontractors operating under the supervision of the Company's own employees. In February 1995, the Company began to perform metal fabrication for certain of its products and systems in a newly leased facility in an effort to more effectively control and reduce its production costs. In June 1996, the Company determined that it would again utilize the services of third party manufacturers and fabricators, whereupon it discontinued its own metal fabrication efforts and abandoned the leased facility.



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


     The following table reflects the approximate percentages of the Company's revenue derived from its principal products and systems during the fiscal years indicated below:

                                                Year Ended April 30,
                                            ---------------------------
                                              1997              1996
                                              ----              ----

Evaporative gas cooling
 and conditioning systems                       57%              27%
Wet electrostatic
 precipitator systems                            -                2
Refrigerant
 management systems (1)                          -               35
Wet scrubber systems                             -                -
Dust control and
 suppression systems                            27               15
Nozzles                                         16               10
Other                                            -               11
                                              ----              ---
                                               100%             100%
                                              ====              ===

(1) The assets comprising the Company's refrigerant management systems business were sold to the business' former general manager and others in April 1997.

     The principal products and systems offered by the Company are described below:

     Sonicool(R) Evaporative Gas Cooling and Conditioning Systems

     Gases containing particulates and other gaseous pollutants generally emanate from their sources at extremely high temperatures (approximately 250 Degrees F -2,500 Degrees F). The temperature of such gases must be reduced prior to their passage through air pollution control equipment to enable such equipment to operate efficiently. The conventional method for reducing the temperature of gases is to pass them through an evaporative gas cooling tower that typically utilizes atomizing nozzles to spray a liquid into the gases. However, liquid droplets which are injected into the hot gases do not always evaporate properly or in a timely fashion, may cause uneven wetting of particulates or other pollutants and may not lower the temperature of the gases sufficiently if such liquid droplets are too large. Any one or more of these problems will adversely affect the operating efficiency of the air pollution control equipment. The Company's Sonicool(R) evaporative gas cooling and conditioning systems are designed to efficiently reduce the temperature of gases by utilizing its Sonicore(R) atomizing nozzle to produce extremely small liquid droplets.

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

     Dry Fog(R) Dust Control and Suppression Systems

     Dust particles from primary and secondary crushing, screening, transfer and loading-unloading facilities such as hoppers, feeders, bins, ducts, silos, and rail and motor vehicles are a major source of atmospheric pollution as well as a contributing factor towards a reduction in the useful life of operating machinery components. The Company's Dry Fog(R) dust control and suppression system utilizes the Sonicore(R) atomizing nozzle to envelop and bring down dust particles with a dense fog of extremely fine droplets of water that can be adjusted to approximate the size of such dust particles. The DryFog(R) system is used primarily by concerns engaged in the handling or processing of sand, lime, cement and similar aggregates. The Company has sold over 400 Dry Fog(R) systems to more than 200 customers since its initial commercial introduction in 1977.

     Sonicore(R) Atomizing Nozzles

     Although the Company does not emphasize the sale of its Sonicore(R) atomizing nozzles as a stand-alone product, approximately 23,000 of such nozzles have been sold to approximately 100 customers since May 1, 1990. There are hundreds of competitors who sell nozzles, some of which compete directly with the Company's nozzles. Many of these nozzles are sold at lower prices than the Company's nozzles.

     Heat exchangers

     Ceramic heat exchangers are generally used to extract thermal energy from heated air, which can be used in diverse applications to improve fuel efficiencies and/or industrial processes. Most applications are found in high temperature ranges (generally above 1800 Degrees F) where metal heat exchangers would be unsuitable due to excessive erosion or decomposition.

     The Company, through an 80% owned subsidiary, owns patent rights and technology relating to the use of ceramic heat exchangers for increased fuel efficiencies for high temperature industrial manufacturing and chemical processes. Such heat exchangers, which employ ceramic composite materials in such a manner as to effectively and efficiently seal and reuse heated process air, have operated successfully in some, but not all, commercial environments.

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


Parts, Repair and Refurbishment Services
----------------------------------------

     The Company provides replacement and spare parts and repair and refurbishment services for both its industrial processing and air pollution control systems following the expiration of the Company's warranty. Such warranty generally ranges from 12 to 18 months depending, respectively, upon when the system becomes operational or when it is shipped to the customer. Warranty liabilities have been minimal to date. The Company believes that in view of the extreme conditions under which industrial process and air pollution control systems operate, maintenance, repair and rebuilding of these systems is an ongoing requirement and should create additional demand for the Company's services and products.

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

     The following table reflects the approximate percentages of the Company's revenue derived from original equipment sales and from rehabilitation, maintenance and spare parts services during the fiscal years indicated below:


                                            Year Ended April 30,
                                         ---------------------------
                                             1997           1996
                                             ----           ----

Original equipment                             43%            46%
Rehabilitation, maintenance,
  spare parts and other                        57             54
                                              ----           ----
                                              100%           100%
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

     Although the Company seeks to obtain repeat business from its customers, it does not depend upon any single customer to maintain its level of activity from year to year. However, one or more different customers may be expected to account for greater than 10% of the Company's net revenues in any consecutive twelve month period.

     Two customers, Israel Electric Company and Mexicana De Cobre Corporation, accounted for 14% and 10%, respectively, of the Company's net revenues during the fiscal year ended April 30, 1997. During the fiscal year ended April 30, 1996, two customers, Mead Paper and Carrier Corporation, accounted for 23% and 15%, respectively, of the Company's net revenues.


Backlog
-------

     At April 30, 1997, the amount of the Company's contract backlog was approximately $524,000, contrasted with $722,000 at April 30, 1996. Backlog represents work for which the Company has entered into a signed agreement or has received an order to proceed. Completion of all of the Company's April 30, 1997 backlog is anticipated to occur prior to April 30, 1998.


Product Development
-------------------

     The Company has an ongoing program for the development and commercialization of new industrial processing and air pollution control products, systems and technologies, and heat exchangers and the enhancement of existing products and systems.


Proprietary Protection
----------------------

     The Company owns or has licensed rights to two issued U.S. patents relating to its ceramic heat exchanger technology. One patent expires in the year 2003 and the other will expire in the year 2115. The Company's ownership of these rights are subject of pending litigation (see "- Heat Exchangers").

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


Suppliers and Subcontractors
----------------------------

     Like other companies in the industrial processing and environmental management control industry, the Company has historically relied on third parties to manufacture and fabricate its products and to supply parts and components for its systems in accordance with the Company's specifications. In those instances in which the Company's scope of work includes installation of equipment, the Company selects and supervises subcontractors for this work. To date, the Company has not experienced difficulties either in obtaining fabricated components and other materials and parts used in any of its products and systems or in obtaining qualified subcontractors. The Company's vendor sources for various components, materials and parts used in its systems, including its Sonicore(R) atomizing nozzle, control switches and electrical and other components, includes more than 50 firms. The Company does not depend on any one of the vendors to a material extent, and in any event the Company believes that alternative vendors would be available if needed. With respect to fabricators, the Company has satisfactory relationships with more than ten fabricators. Similarly, with respect to subcontractors for installation work, the Company has satisfactory relations with more than three firms. On the basis of the number of vendors, fabricators and subcontractors which it utilizes and the availability of alternative sources, the Company does not believe that the loss of its relationship with any one firm would have a material adverse effect on its business.

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

     The 1990 amendments to the Federal Clean Air Act require, among other matters, the reduction in the United States of the annual emission of sulfur oxides, believe to be the cause of "acid rain" from approximately 20,000,000 tons to 10,000,000 tons by the year 2000, significant reductions in the emission of 189 identified hazardous air pollutants and toxic substances and the installation of equipment and systems which will contain certain named toxic substances used in industrial processes in the event of sudden, accidental, high-volume releases. Such amendments also extend regulatory coverage to many facilities previously exempt due to their small size and require the EPA to identify those industries which will be required to install the mandated control technology for the industry to reduce the emission of hazardous air pollutants from their respective plants and facilities. The Montreal Protocol, adopted in September 1987, as well as EPA regulations issued in July 1992, call for the phase-out of CFCs. In addition, regulations promulgated by the EPA in February 1993 further limit the concentration of pollutants, such as hydrogen chloride, sulfur dioxide, chlorine, heavy metals and hazardous solid substances in the form of extremely fine dust, from sewage sludge incinerators. Such sewage sludge facilities were required to comply with these newly adopted regulations by February 1995 although the EPA has since extended the time by which these facilities must be in compliance.

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


Employees
---------

     As of April 30, 1997, the Company employed 9 full time and 2 part time employees, consisting of 1 executive officer, 2 engineers, 2 salespersons, 2 part-time production persons and 4 administrative support persons.

     None of the Company's employees are represented by a labor union. The Company believes that its relationship with its employees is satisfactory.


(d)      Financial Information about Foreign and Domestic Operations and Export
         Sales


     Domestic customers accounted for approximately 34% and 82% of the Company's sales during the years ended April 30, 1997 and 1996, respectively. South and Central American sales were concentrated primarily in Chile, Peru and Mexico, while Far East sales included concerns in Japan, Korea, Singapore and Taiwan the latter being countries in which environmental regulations have been increasingly enforced by governmental authorities over the past several years. All revenue derived from export sales is transacted in U.S. dollars.

     The following table reflects the approximate percentages of the Company's revenue derived from United States and foreign sales during the fiscal years indicated below:


                                             Year Ended April 30,
                                           -------------------------
                                         1997                     1996
                                         ----                     ----

United States                             34%                      82%
Canada                                     4                        5
Europe                                     6                        5
South and Central America                 31                        6
Far East                                   6                        1
Middle East                               13                        1
Africa                                     6                        -
                                          --                       --
                                         100%                     100%
                                         ====                     ====

Forward-Looking Statements
--------------------------

     Forward-looking statements in this Report, including without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that such forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed therein. Such risks and uncertainties include, among others, the following:

       .    Dependence on Environmental Regulation.   The market for air
            --------------------------------------
     pollution control products and systems is directly dependent upon the existence and enforcement of laws and regulations which limit or prohibit the release of pollutants into the atmosphere and impose substantial penalties for non-compliance. Legislative proposals introduced in the current session of the U.S. Congress seek abolition or reduced enforcement of many previously enacted environmental laws and regulations and would impose substantial impediments to the adoption of any additional environmental regulatory programs. The enactment of any such proposals into law or any reduction in the stringency of environmental law enforcement from present levels could have an adverse effect on the Company's ability to sell its products and systems and may have a materially adverse effect upon its future revenues and prospects of profitability.

       .    Limited Protection of Patents and Proprietary Rights.  The Company
            ----------------------------------------------------
     relies on a combination of patents, trade and service marks, trade secrets and know-how to protect its proprietary technology and rights. There can be no assurance that the Company's patents will not be infringed upon, that the Company would have adequate remedies for any such infringement, or that its trade secrets will not otherwise become known to or independently developed by competitors. There can also be no assurance that any patents now or hereafter issued to, licensed by or applied for by the Company will be upheld, if challenged, or that the protections afforded thereby will not be circumvented by others. Litigation may be necessary to defend the company's proprietary rights, which would result in significant cost to the Company and a diversion of effort of its personnel.

       .    Export Sales.   Approximately 66% and 18% of the Company's revenues
            ------------
     during the fiscal years ended April 30, 1997 and 1996, respectively, were derived from sales made outside of the United States. The Company's profitability and financial condition are materially dependent, therefore, on the success of its foreign sales efforts. Foreign sales are subject to certain inherent risks, including unexpected changes in regulatory and other legal requirements, tariffs and other trade barriers, great difficulty in collection of accounts receivable and potentially adverse tax consequences. There can be no assurance that these factors will not have any adverse impact on the Company's future foreign sales and, consequently, on the Company's operating results. All revenue derived from export sales is transacted in U.S. dollars.

       .    Bonding Requirements.  While only one of the contracts performed by
            --------------------
     the Company to date has required it to procure bid and performance bonds, such requirements are prevalent for projects partially or fully funded by federal, state or local governments, such as municipal solid waste or sewage sludge incineration projects. A bid bond guarantees that a bidder will execute a contract if it is awarded the job and a performance bond will guarantee performance of the contract. The Company's inability to obtain bonding could have an adverse effect on the Company's future revenues.

       .   Permitting Delays.  All of the Company's domestic projects generally
           -----------------
     require permits to be issued by one or more governmental agencies prior to the commencement of both construction and operation. Issuance of such permits are often delayed by political and other considerations.
     Permitting delays could case extended delay or cancellation of one or more of the Company's large projects, which would adversely impact the Company's future revenues.

       .   Dependence on Manufacturers, Fabricators and Subcontractors.  The
           -----------------------------------------------------------
     Company in most instances does not manufacture or fabricate its own products or systems, relying instead upon the services of third party manufacturers and fabricators. The Company also does not engage in the field construction of its systems but relies on field construction subcontractors operating under the supervision of the Company's own employees. The unavailability of the services of, or a substantial increase in pricing by a significant number of, these manufacturers, fabricators or subcontractors could adversely affect the Company. Given the number of manufacturers, fabricators and subcontractors which it utilizes and the availability of alternative sources, the Company does not believe that the loss of its relationship with any one firm would have a material adverse effect on its business.

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

       .   Fixed Price Contracts.  The Company's receipt of a fixed price
           ---------------------
     contract as a consequence of being the lowest competitive bidder carries the inherent risk that the Company's actual performance costs may exceed the estimates upon which its bid for such contract was based. To the extent that contract performance costs exceed projected costs, the Company's profitability could be materially adversely affected.

       .   Potential Liability.  The Company may become subject to liability
           -------------------
     claims in connection with the use of its products and systems. The Company does not carry any product liability insurance nor does it carry any professional liability insurance with respect to the engineering and other professional services it renders its customers. Any future inability to obtain insurance of the type and in the amounts required could impair the Company's ability to obtain some contracts, which are, in certain instances, conditioned upon the availability of adequate insurance coverage.


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


Item 3.   Legal Proceedings

     Numerous creditors filed lawsuits against the Company for non-payment of monies owed to them prior to the institution of the Company's bankruptcy proceeding. Furthermore, the inventors and/or former owners of the Company's heat exchanger technology have filed lawsuits against the Company for monetary damages and challenging the Company's right to use the technology. All such creditors' claims, including monetary damages, if any, attributable to the heat exchanger technology litigation, are dischargeable as provided in the Plan.



Item 4.   Submission of Matters to a Vote of Security Holders

     No matters were submitted for a vote to Registrant's security holders during the fourth quarter of Registrant's fiscal year ended April 30, 1997.

                                 PART II



Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters


     (a) The following table sets forth the range of the high and low bid quotations for the Company's securities for the periods indicated, as furnished by National Quotation Bureau Incorporated and Nasdaq.

                                                      Common Stock
                                              -----------------------------
                                                High(1)          Low(1)
                                                -------          ------
Fiscal Year Ended
  April 30, 1997:

  First Quarter                                 $ 5/16           $ 1/16
  Second Quarter                                   1/4             1/16
  Third Quarter                                   1/16             1/32
  Fourth Quarter                                  1/16             1/32


Fiscal Year Ended
  April 30, 1996:

  First Quarter                                 $1-7/8           $1-1/8
  Second Quarter                                 1-1/4              5/8
  Third Quarter                                    3/4              1/2
  Fourth Quarter                                   1/2              1/4


(1) The above quotations represent prices between dealers and do not include retail mark up, markdown or commission. They do not necessarily represent actual transactions.



     The Company's securities were delisted from the NASDAQ Small- Cap Market in April 1996. Subsequent trading took place upon the OTC Bulletin Board until the Consolidation Date at which time all of the Company's then outstanding securities were extinguished, resulting in a cessation of trading activity. The Company's Common Stock resumed trading on the OTC Bulletin Board on December 23, 1997. Prior to that date and subsequent to the Consolidation Date, the Common Stock was quoted in the "pink sheets" published by National Quotation Bureau Incorporated.

     (b) As of April 30, 1998, there were 383 holders of record of the Common Stock.

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

STATEMENT OF OPERATIONS DATA:
(In thousands, except per share information)

                                                               Year Ended April 30,
                                              ---------------------------------------------------------
                                                      1997               1996              1995
                                                      ----               ----              ----

Total Revenue                                       $2,060               $2,802           $6,671

Total cost of revenue                                1,125                2,433            6,467
Selling general and
   administrative expenses                           1,384                2,956            4,345
Interest income (expense)                            (  43)               (  99)           (  52)
Net rental income                                     -                    -                -
Royalty income                                          33                   44             -
                                                  -----------         -----------      -----------
Earnings (loss) from continuing
 operations before income taxes (benefit)            ( 459)            (  2,642)        (  4,193)


Income taxes (benefit)                                                     -                -

Loss from operations of
   discontinued segments                              -                 (   885)         (   529)

Loss for disposal of
discontinued segments, including losses               -                 (   657)            -
 during phase out period

Net income (loss)                                  $ ( 459)             $(4,184)        $( 4,722)

Net income (loss) per share
 from continuing operations                        $( 0.05)              $(0.37)         $( 1.17)
Net loss per share from
 operations of discontinued
 segments                                             -                  $(0.13)            -

Net loss per share from disposal of
 discontinued segments                                -                  $(0.09)            -

Cash dividends per share                              -                    -                -

Weighted average number of
   shares outstanding (1)                            9,848                7,025            4,052


BALANCE SHEET DATA:
(in thousands)

                                                               Year Ended April 30,
                                              ---------------------------------------------------------
                                                      1997               1996              1995
                                                      ----               ----              ----

Working capital                                    $ (2,910)           $ (2,555)          $ (  983)
Total assets                                          1,861               2,264              4,718
Long-term debt, less
    current portion
    of capital lease
    obligations                                           -                   -                  5
Accumulated deficit                                 (12,541)            (12,082)           ( 7,898)
(Net capital deficiency),
 Stockholders' equity                                (1,868)            ( 1,409)             1,162


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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations
---------------------

Year Ended April 30, 1997
Compared with Year Ended April 30, 1996

     Original equipment revenue decreased by $400,745 (31%) to $891,036 for the year ended April 30, 1997 from $1,291,781 in fiscal 1996. Management believes that such decrease is primarily attributable to the reluctance of both existing and potential customers to purchase the Company's products and systems given the uncertainty during fiscal 1997 of the Company's emergence from its then pending Chapter 11 reorganization proceeding under the Federal Bankruptcy Code.

     Rehabilitation, maintenance and spare parts revenue decreased by $342,178 (22.7%) to $1,168,492 for the year ended April 30, 1997 from $1,510,670 for fiscal 1996, reflecting the impact of a one time $250,000 service contract in fiscal 1996 for a major oil company.

     Cost of original equipment decreased by $710,930 (54.2%) to $601,509 for the year ended April 30, 1997 from $1,312,439 for fiscal 1996. Such cost, expressed as a percentage of original equipment revenue, was 67.5% for the year ended April 30, 1997 and 101.6% for fiscal 1996. The fiscal 1997 improvement was attributable to the fact that unlike fiscal 1997, fiscal 1996 included several air pollution control contracts which had substantial cost overruns caused by increases in material prices that occurred after the contracts were awarded and the incurrence of actual engineering time which exceeded budgeted engineering costs.

     Cost of rehabilitation, maintenance and spare parts decreased by $596,740 (53.3%) to $523,379 for the year ended April 30, 1997 from $1,120,119 for fiscal 1996. Such cost, expressed as a percentage was 44.8% for the year ended April 30,1997 and 74.1% for fiscal 1996. The lower fiscal 1997 percentage when compared to that of fiscal 1996 was attributable to the fact that the major oil company service contract, noted above, which had a higher cost of sales than spare parts, represented a disproportionately higher percentage of total rehabilitation, maintenance and spare parts revenue in fiscal 1996 when contrasted with the Company's historical experience.

     Selling, general and administrative expenses decreased by $1,572,899 (53.2%) to $1,383,683 for the year ended April 30, 1997 from $2,956,582 for fiscal 1996. These expenses, as a percentage of total revenue, were 67.2% for the year ended April 30, 1997 as compared to 105.5% for fiscal 1996. Due to the Company's substantial and ongoing losses over the last several years and its decision to convert to a voluntary Chapter 11 reorganization proceeding under the Federal Bankruptcy Code, the Company further reduced selling, general and administrative expenses by laying off additional personnel and by not incurring any expenses unless they were absolutely necessary to keep the Company functioning during the reorganization period.

Liquidity and Capital Resources
-------------------------------

     The Company had a positive cash flow from operating activities of $127,172 for the year ended April 30, 1997 as compared to a negative cash flow of $1,469,150 for the same period in 1996, an increase of $1,602,981. The Company had a negative cash flow from investing activities of $72,626 for the year ended April 30, 1997 as compared to negative cash flow of $85,466 for fiscal 1996, a decrease of $12,840.

     The Company had a positive cash flow from financing activities of $138,713 for the year ended April 30, 1997 as compared to a positive cash flow of $1,349,373 for the same period in 1996, a decrease of $1,210,660. In November 1995, the Company completed a private placement of 3,540,090 shares of common stock at a price of $.30 per share for an aggregate consideration of approximately $1,047,000. The proceeds of this private placement was utilized to partially offset the Company's negative cash flow from operations.

     Original equipment revenue from domestic sales continues to be impacted negatively by delays related to permitting problems and enforcement of existing environmental regulations. The Company believes that these conditions will continue to adversely impact its domestic sales for the proximate future.

     The Company had negative working capital of $2,909,949 and $2,554,732 at April 30, 1997 and 1996, respectively, an increase of $355,217. The Company's current ratio (current assets divided by current liabilities) was .22 and .31 at April 30, 1997 and April 30, 1996, respectively.

     The Company's contracts typically provide for progress payments based upon the achievement of performance milestones or the passage of time. The Company's contracts often provide for the Company's customers to retain a portion of the contract price until the achievement of performance guarantees has been demonstrated. The Company attempts to have its progress billings exceed its costs and estimated earnings on uncompleted contracts; however, it is possible, at any point in time, that costs and estimated earnings can exceed progress billings on uncompleted contracts, which would negatively impact cash flow and working capital. At April 30, 1997 and 1996, "Costs and estimated earnings in excess of billings on uncompleted contracts" exceeded "Billings in excess of costs and estimated earnings on uncompleted contracts" by $127,726 and $70,364, respectively, thereby negatively effecting working capital.

     Due to the substantial and ongoing losses experienced by the Company, on September 16, 1996 the Company, converted an involuntary Chapter 7 Bankruptcy case initiated against it by certain of its creditors in July 1996 to a voluntary Chapter 11 reorganization proceeding under the Federal Bankruptcy Code. On September 3, 1996, the Company signed an agreement with Turbotak which contemplated a merger of the two companies. A plan of reorganization, calling for a consolidation of the Company and Turbotak, was filed with the Bankruptcy Court by the Company in March 1997 and, in an amended and modified form, was approved by the Court in July 1997. Such consolidation and the resulting acquisition by Turbotak's shareholders of an approximately 82% equity interest in the Company was consummated on August 27, 1997 (see Item 1(a) hereof and Note 17 to the Consolidated Financial Statements).


Item 8.   Financial Statements and Supplementary Data

     Reference is made to pages F-1 through F-19 comprising a portion of this Annual Report on Form 10-KSB.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Reference is made to Registrant's Current Report on Form 8-K dated February 16, 1998 (filed February 20, 1998), the contents of which are incorporated herein by reference, for information relating to Registrant's dismissal of Arthur Andersen LLP as its independent auditors and its subsequent retention of Ernst & Young as its independent auditors.

                                 PART III



Item 10.  Directors and Executive Officers of Registrant

     Prior to the Consolidation Date, the Company's executive officers and directors were as follows:


          Name                Age   Positions and Offices
          ----                ---   ---------------------

     Richard H. Hurd          60      President, Treasurer
                                      and Director

     Robert J. Ferb           52      Secretary and Director

     Richard A. Horgan        53      Director


          RICHARD H. HURD has served as President of the Company since August 1993, Treasurer of the Company since April 1994 and as a director of the Company since February 1993. Mr. Hurd was Vice President -Finance and Corporate Development of the Company between May 1993 and July 1993, and the Company's director of finance and corporate development between February 1993 and May 1993. Mr. Hurd has been President and sole owner of RHB Capital Company Inc., a financial consulting company since 1987.

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

          The Company's current executive officers and directors are as follows:


          NAME                      AGE    POSITIONS AND OFFICES
          ----                      ---   ------------------------

Dr. Donald R. Spink, Sr.            74  Chairman of the Board

Edward F. Spink                     43  President and Director

Patrick J. Forde                    64  Secretary/Treasurer
                                        and Director

Richard H. Hurd                     60  Director

Robert J. Ferb                      52   Director

Richard A. Horgan                   54   Director



     DR. DONALD R. SPINK, SR. Has served as Chairman of the Company since the Consolidation Date. Prior thereto and from 1976 he was Chairman of Turbotak.

     EDWARD F. SPINK has served as President and a Director of the Company since the Consolidation Date. Prior thereto and from 1995, he was President and a director of Turbotak. Mr. Spink was Vice President - Operations of Turbotak from 1989 to 1995.

     All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Executive officers are elected annually by the Board of Directors to hold office until the first meeting of the Board following the next annual meeting of stockholders or until their successors are chosen and qualified.

     PATRICK J. FORDE has been Secretary/Treasurer of the Company since the Consolidation Date. Prior thereto and from 1986 he was a director of Turbotak. Mr. Forde has served as Vice President - Corporate Planning for Turbotak since 1996. He was Chairman and Chief Executive Officer of Borg Textile Corporation from 1982 to 1995. He is president and owner of Glencree Investments, Inc., chairman of the board of Waterloo Scientific, Inc. and serves on the board of several other companies.

     The Audit Committee of the Board is charged with the review of the activities of the Company's independent auditors including, but not limited to, fees, services and audit scope. The Audit Committee is comprised of Messrs. Forde, Hurd and Horgan. The Compensation Committee of the Board is responsible for oversight and administration of executive compensation. The Compensation Committee is comprised of Messrs. Donald Spink, Forde and Horgan.

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

     Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no such forms were required for those persons, the Company believes that during the fiscal year ended April 30, 1997, all filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.


Item 11.  Executive Compensation


Summary Compensation

     Set forth below is the aggregate compensation for services rendered in all capacities to the Company during its fiscal years ended April 30, 1997 and 1996 to its chief executive officer and each of its executive officers whose compensation exceeded $100,000 during its fiscal year ended April 30, 1997 (the "Named Officers"):

                                                            LONG TERM COMPENSATION
                                                            ----------------------
                               ANNUAL COMPENSATION                 AWARDS
                               -------------------          ----------------------
NAME AND                                                  RESTRICTED       NUMBER OF
PRINCIPAL                      FISCAL                     STOCK            OPTIONS AND
POSITION           YEAR        SALARY       BONUS         AWARDS           WARRANTS
-----------        ----        ------       -----         ----------       -----------
Richard H. Hurd    1997        $ 30,894       -              -                 -
President          1996        $107,217(1)    -              -                 -

(1) Includes $28,840 paid in shares of the Company's Common Stock valued at $0.30 per share.



Option Grants in Last Fiscal Year

     There were no grants of stock options and warrants during the year ended April 30, 1997.



Aggregated Option and Warrant Exercises in Last Fiscal Year and Fiscal Year End Option Values

     Set forth below is further information with respect to unexercised options and warrants to purchase the Company's Common Stock granted to the Named Officers in the fiscal year ended April 30, 1997 and prior years.


                   Number of            Number of Exercised           Value of Unexercised
                   Shares               Options and Warrants          In-the-Money Options and
                   Acquired             at April 30, 1997             Warrants at April 30, 1996
                   on        Value      --------------------------    --------------------------
Name               Exercise  Realized   Exercisable  Unexercisable    Exercisable  Unexercisable
-----------------  --------  --------   -----------  -------------    -----------  -------------

Richard H. Hurd       -     $    -       130,000(1)       -                -              -


(1) These options were extinguished on the Consolidation Date in accordance with the terms and conditions of the Plan.


Employment Agreements

     None of the Company's current executive officers is employed pursuant to an employment agreement with the Company.

     Prior to the Consolidation Date, the Company was a party to five-year agreements expiring in February 2000 with each of Richard H. Hurd and Avery B. Smith which provided for annual base salaries of $125,000 and $110,000, respectively. The Company was also a party to a three-year agreement expiring in February 1998 with Harold V. McNamara at a base salary of $85,000. Mr. Smith and Mr. McNamara, whose respective employment agreements were terminated during the course of the Company's Chapter 11 reorganization resigned from the Company on September 20, 1996 and November 15, 1996, respectively. Mr. Hurd's employment agreement was also terminated during the course of the Company's Chapter 11 reorganization proceeding.



Item 12.  Security Ownership of Certain Beneficial Owners and Management


     The following table sets forth, as of April 30, 1998 the shares of the Company's Common Stock beneficially owned by each person who, to the knowledge of the Company, is the holder of 5% or more of the Common Stock of the Company, by each director of the Company, by the Named Officers and by all of the executive officers and directors of the Company as a group:

                             Amount and
Name of                      Nature of          Approximate
Beneficial Owner or          Beneficial         Percentage
Identity of Group            Ownership(1)       of Class
---------------------------  -----------------  ------------

Dr. Donald R. Spink, Sr.         3,356,931(1)(2)       32.9%
*
Edward F. Spink                    456,338(1)           4.5%
*
Patrick J. Forde                   719,159(1)(3)        7.1%
*

Richard H. Hurd                  213,938(1)(4)          2.1%
**
Robert J. Ferb                   108,437(1)(5)          1.1%
**
Richard A. Horgan                122,227(1)(6)          1.2%
**
Canadian Venture Founders      1,334,979(1)            13.1%
114 Lakeshore Road East
Oakville, Ontario L6J 6N2
Canada

All executive officers         4,975,700(1)-(6)        48.9%
 and directors as a
 group (6 persons)


*    550 Parkside Drive, Suite A-14, Waterloo, Ontario  N2L 5V4, Canada.

**   11 Melanie Lane, Unit 22A, East Hanover, NJ  07936.

(1) Represents shares of Sonic Canada Inc., a wholly owned subsidiary of the Company, which by their terms are convertible at any time into a like number of shares of Common Stock of the Company ("Sonic Canada Shares").

(2) Includes 3,008,186 Sonic Canada Shares owned by Canadian numbered corporation, over which shares Dr. Spink exercises voting control.

(3) Includes 507,642 Sonic Canada Shares owned by the Patrick and Joan Forde Family Trust.

(4) Includes 1,195 shares owned by Mr. Hurd's spouse, as to which Mr. Hurd disclaims any beneficial ownership; also includes 100,000 shares issuable upon exercise of an option expiring in August 1999 at an exercise price of $1.00 per share, which option was granted pursuant to the Plan.

(5) Includes 50,000 shares issuable upon the exercise of an option expiring in August 1999 at an exercise price of$1.00 per share, which option was granted to the Plan.

(6) Includes 930 and 797 shares owned by Mr. Horgan's spouse and daughter, respectively, as to which Mr. Horgan disclaims any beneficial ownership; also includes 50,000 shares issuable upon exercise of an option expiring in August 1999 at an exercise price of $1.00 per share, which option was granted pursuant to the Plan.



Item 13.  Certain Relationships and Related Transactions


     Edward F. Spink is Dr. Donald R. Spink, Sr.'s son.

                                 PART IV



Item 14.  Exhibits, Financial Statements Schedules and Reports on Form 8-K


     (a) Financial Statements and Financial Statements Schedules:

          (i)  Financial Statements                     Page
               --------------------                     ----

               Reports of Independent Public
                    Auditors and Accountants            F-1 - F-2
               Consolidated Balance Sheet -
                    April 30, 1997                      F-3
               Consolidated Statements of
                    Operations for the years ended
                    April 30, 1997 and 1996             F-4
               Consolidated Statement of
                    Changes in Stockholders'
                    Equity (Net Capital Deficiency)
                    for the years ended
                    April 30, 1997, and 1996            F-5
               Consolidated Statement of Cash
                    Flows for the years ended
                    April 30, 1997 and 1996             F-6 - F-7
               Notes to Consolidated Financial
                    Statements                          F-8 - F18

          (ii) Financial Statements Schedules
               ------------------------------

               Schedule II - Valuation and
                    Qualifying Accounts
                    and Reserves                        F-19


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

                    (the "Combination Agreement") among Registrant, Sonic Canada Inc. and Turbotak(3)
           2.5 Plan of Arrangement under Section 182 of the Ontario Business Corporations Act of Registrant, Sonic Canada and Turbotak (Exhibit 2.1 to the Combination Agreement)
           2.6 Voting and Exchange Trust Agreement dated August 25, 1997 among Registrant, Sonic Canada and The Trust Company of Bank of Montreal (Exhibit 2.3 to the Combination Agreement)(3)
           2.7 Support Agreement dated August 27, 1997 between Registrant and Sonic Canada (Exhibit 2.2 to the Combination Agreement(3)
           3.1 Amendment to the Certificate of Incorporation of Registrant(4)
           3.2 Certificate of Designation, Number, Powers, Preferences and Relative, Participating, Optional, and other Special Rights and the Qualifications, Limitations, Restrictions, and other distinguishing characteristics of Special Voting Preferred Stock(4)
           3.3      By-laws, as amended, of Registrant(4)
           4.1      Form of certificate evidencing shares of Common Stock(4)
          21.1      Subsidiaries of Registrant


-------------------
I. Incorporated by reference to an Exhibit filed as part of Registrant's Current Report on Form 8-K dated July 29, 1997.
II. Incorporated by reference to an Exhibit filed as part of Registrant's Current Report on Form 8-K dated March 31, 1997.
III. Incorporated by reference to an Exhibit filed as part of Registrant's Current Report on Form 8-K dated October 1, 1997.
IV. Incorporated by reference to an Exhibit filed as part of Registrant's Annual Report on Form 10-K for its fiscal year ended April 30, 1996.

                                   SIGNATURES



     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         TURBOSONIC TECHNOLOGIES, INC.


                         By: /s/Patrick J. Forde
                            ----------------------------------
                              Patrick J. Forde,
                              Secretary, Treasurer

                         Dated: April     , 1998

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                        Capacity            Date
--------------------------  ---------------------  -----------

                            Chairman of
/s/Donald R. Spink, Sr.     the Board
--------------------------  of Directors           May  , 1998
Dr. Donald R. Spink, Sr.


                            President and
/s/Edward F. Spink          Director (Principal
--------------------------  Executive Officer)     May  , 1998
Edward F. Spink


                            Secretary, Treasurer
                            and Director
                            (Principal Financial
/s/Patrick J. Forde         and Accounting
--------------------------  Officer)               May  , 1998
Patrick J. Forde


/s/Richard H. Hurd          Director, Assistant
--------------------------  Secretary              May  , 1998
Richard H. Hurd


/s/Robert J. Ferb
------------------------    Director               May   , 1998
Robert J. Ferb


/s/Richard A. Horgan
------------------------    Director               May   , 1998
Richard A. Horgan

                       SONIC ENVIRONMENTAL SYSTEMS, INC.



                                 SUBSIDIARIES
                                 ------------



                                        State of
     Name                             Incorporation          % Ownership
     ----                             -------------          -----------

Sonic Fabricating, Inc.                 Delaware               100%

Sonic Thermal Systems, Inc.             Delaware                80%

Euthenergy International, Inc.          Delaware                80%

                     REPORT OF INDEPENDENT PUBLIC AUDITORS
                     -------------------------------------

To the Board of Directors and Stockholders of Sonic Environmental Systems, Inc.

We have audited the accompanying consolidated balance sheet of Sonic Environmental Systems, Inc. and subsidiaries as of April 30, 1997, and the related consolidated statements of operations, changes in stockholders' deficiency and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sonic Environmental Systems, Inc. and subsidiaries as of April 30, 1997, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company incurred significant losses in 1997, and at April 30, 1997 had negative tangible net worth, an accumulated deficit, a negative working capital and was in default of the covenants under its revolving credit agreement. These factors and the need for additional capital or borrowing during 1998 to meet its working capital requirements raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amounts and classification of liabilities that might result should the Company be unable to continue as a going concern.


                                             ERNST & YOUNG



Kitchener, Canada
December  3, 1997

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                   ----------------------------------------

To Sonic Environmental Systems, Inc.

We have audited the consolidated statements of operations and changes in stockholders' deficit and cash flows of Sonic Environmental Systems, Inc. (a Delaware corporation) and subsidiaries for the year ended April 30, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Sonic Environmental Systems, Inc. and subsidiaries for the year ended April 30, 1996 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company incurred significant losses in 1996, and at April 30, 1996 had negative tangible net worth, an accumulated deficit, a negative working capital and was in default of the covenants under its revolving credit agreement. These factors and the need for additional capital or borrowing during 1997 to meet its working capital requirements raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.


                                     ARTHUR ANDERSEN LLP



Roseland, New Jersey
October 20, 1997

              SONIC ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES
              --------------------------------------------------
                CONSOLIDATED BALANCE SHEET AS OF APRIL 30, 1997
                -----------------------------------------------
                      See Basis of Presentation - Note 1


                    ASSETS                                                              1997
                    ------                                                              -----


CURRENT ASSETS:
Cash                                                                                    $    220,525

Contract and accounts receivable, net of allowance

 for doubtful accounts of $36,611                                                            345,189

Costs and estimated earnings in excess of billings on uncompleted contracts                  156,037

Inventories                                                                                   94,808

Other current assets                                                                           3,060
                                                                                             -------
               Total current assets                                                          819,619


EQUIPMENT AND LEASEHOLD IMPROVEMENTS,

 net of accumulated depreciation                                                              78,495

INTANGIBLE ASSETS, net of accumulated amortization                                           673,931

Restricted funds                                                                             137,312

Promissory notes receivable                                                                  141,157

Investment in subsidiaries                                                                    10,755
                                                                                             -------

               Total assets                                                             $  1,861,269
                                                                                        ============


     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
     -------------------------------------------------

CURRENT LIABILITIES:

Notes payable                                                                           $  1,040,000

Accounts payable                                                                           1,773,977

Accrued salaries and payroll taxes                                                           450,630

Accrued professional fees                                                                    240,170

Other accrued expenses                                                                       196,480

Billings in excess of costs and estimated earnings on uncompleted contracts                   28,311
                                                                                        ------------

               Total current liabilities                                                   3,729,568
                                                                                        ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (NET CAPITAL  DEFICIENCY)

 Common stock, par value $.10 per share, 30,000,000 shares authorized,
 9,847,370 shares issued and outstanding                                                    984,737

 Additional paid in capital                                                               9,688,122

 Accumulated deficit                                                                    (12,541,158)
                                                                                       ------------

               Total net capital deficiency                                              (1,868,299)
                                                                                       ------------

               Total liabilities and stockholders' equity (deficiency)                    1,861,269
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

               SONIC ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES
               --------------------------------------------------


                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------

                  FOR THE YEARS ENDED APRIL 30, 1997 AND 1996
                  -------------------------------------------
                       See Basis of Presentation - Note 1

                                                                                    1997                1996
                                                                                    ----                ----

ORIGINAL EQUIPMENT REVENUE                                                       $  891,036          $ 1,291,781

REHABILITATION, MAINTENANCE AND SPARE PARTS REVENUE                               1,168,492            1,510,670
                                                                                 ----------            ---------

          Total revenue                                                           2,059,528            2,802,451
                                                                                  ---------            ---------

COST OF ORIGINAL EQUIPMENT                                                          601,509            1,312,439

COST OF REHABILITATION, MAINTENANCE AND SPARE PARTS                                 523,379            1,120,119
                                                                                  ---------          -----------

          Total costs                                                             1,124,888            2,432,558
                                                                                  ---------          -----------

          Gross profit                                                              934,640              369,893

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                      1,383,683            2,956,582
                                                                                  ---------          -----------

          Loss from operations                                                     (449,043)         ( 2,586,689)

INTEREST EXPENSE                                                                    (43,715)             (98,596)
OTHER INCOME                                                                         33,431               43,569
                                                                                  ---------          -----------

          Loss from continuing operations                                          (459,327)         ( 2,641,716)


DISCONTINUED OPERATIONS:

  Loss from Operation of Discontinued Segments                                         -             (   884,753)

  Loss on Disposal of Discontinued Segments, including provision
  of $445,755 for operating losses during phase-out period                             -             (   657,673)
                                                                                 ----------         ------------
          Net loss                                                              ($  459,327)         ($4,184,142)
                                                                                 ==========          ===========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                                     9,847,737            7,024,911
                                                                                 ==========          ===========
LOSS PER SHARE FROM CONTINUING OPERATIONS                                            ($0.05)              ($0.37)
                                                                                 ==========          ===========
LOSS PER SHARE FROM OPERATIONS OF DISCONTINUED
      OPERATIONS                                                                     ($0.00)              ($0.13)
                                                                                 ==========          ===========

LOSS PER SHARE FROM DISPOSAL OF DISCONTINUED
      OPERATIONS                                                                     ($0.00)              ($0.09)
                                                                                 ==========          ===========

NET LOSS PER SHARE                                                                   ($0.05)              ($0.59)
                                                                                 ==========          ===========

         The accompanying notes to financial statements are an integral part of these consolidated statements.

               SONIC ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES
               --------------------------------------------------


    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
    ------------------------------------------------------------------------

                  FOR THE YEARS ENDED APRIL 30, 1997 AND 1996
                  -------------------------------------------

                       See Basis of Presentation - Note 1

                                         Common Stock
                                       ----------------                                                      Total
                                                                                                             Stockholders'
                                                                Additional                                   Equity
                                       Shares                   Paid In               Accumulated            (Net Capital
                                       Issued      Amount       Capital               Deficit                Deficiency)
                                      -------     -------       -----------           -----------------      -----------
BALANCE AT APRIL 30, 1995            5,199,689    $519,969      $8,539,734             ($7,897,689)          $ 1,162,014

  Net Loss                                   -           -               -              (4,184,142)           (4,184,142)

  Common stock issued for
     cash in connection with
     private placement               3,540,087     354,009         693,020                       -             1,047,029

Common stock issued for payment
     of related liabilities          1,107,594     110,759         455,368                       -               566,127
                                     ---------    --------       ---------              ----------            ----------


BALANCE AT APRIL 30, 1996            9,847,370     984,737       9,688,122            ( 12,081,831)          ( 1,408,972)

Net Loss                                     -          -                -            (    459,327)          (   459,327)
                                     ---------   ---------      ----------            ------------           -----------

BALANCE AT APRIL 30, 1997            9,847,370    $984,737      $9,688,122            ($12,541,158)          ($1,868,299)
                                     =========    ========      ==========            ============           ===========


  The accompanying notes to financial statements are an integral part of these consolidated statements.

               SONIC ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES
               --------------------------------------------------

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------
                  FOR THE YEARS ENDED APRIL 30, 1997 AND 1996
                  -------------------------------------------
                       See Basis of Presentation - Note 1

                                                                                          1997                  1996
                                                                                 ------------------       ------------------


CASH FLOWS FROM OPERATING ACTIVITIES:
Net  loss                                                                               ($459,327)              ($4,184,142)

Adjustments to reconcile net loss to net cash used by operating activities-

    Depreciation and amortization                                                         159,856                    294,987

    Provision for loss on realization of patents and acquired technology rights                 -                    196,357

    Provision for loss on sale of fixed assets                                             20,513                          -

    Provision for loss on disposal of discontinued operations                                   -                    657,673
    Bad debt expense                                                                        2,777                          -
    Provision for inventory                                                               (44,924)                   194,949
    (Increase) decrease in-

      Contract and accounts receivable                                                    182,194                    186,610

      Costs and estimated earnings in excess of
         billings on uncompleted contracts                                                (70,041)                   560,327

      Inventories                                                                          53,031                     85,751
      Other current assets                                                                 17,670                     14,383
      Other assets                                                                        116,826                    (21,451)
      Due from related parties                                                             20,698                     29,454
    Increase (decrease) in-

      Accounts payable                                                                     31,116                    387,335
      Accrued expenses                                                                    319,405                    166,015
      Billings in excess of costs and estimated
      earnings on uncompleted contracts                                                    12,679                    (37,398)
                                                                                         ---------               -----------

          Net cash provided by (used in) operating activities                             362,473                ( 1,469,150)

          Net cash (used in) discontinued operations                                     (235,301)                         -
                                                                                         ---------               -----------

          Net cash provided by (used in) operating activities                             127,172                 (1,469,150)
                                                                                         ---------               -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of equipment and
    leasehold improvements                                                                      -                    (85,466)

  Proceeds from sale of equipment                                                          64,686                          -

  Restricted funds                                                                       (137,312)                         -
                                                                                         ---------               -----------

Net cash used in investing activities                                                     (72,626)                   (85,466)
                                                                                         ---------               -----------


                                                                         1997                     1996
                                                                  -------------------     -------------------

        `
CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of common stock                                          -               $1,047,029

Principal proceeds from note payable                                      140,000                  316,528

Principal payments on capital lease obligation                             (1,287)                 (14,184)
                                                                 ----------------         ----------------

          Net cash provided by financing activities                       138,713                1,349,373
                                                                 ----------------         ----------------


          Net increase (decrease) in cash                                 193,259                 (205,243)


CASH, beginning of year                                                    27,266                  232,509
                                                                 ----------------         ----------------


CASH, end of year                                                 $       220,525          $        27,266
                                                                 ================         ================


SUPPLEMENTAL DISCLOSURES OF CASH

 FLOW DATA:

  Interest paid                                                  $          2,196          $      101,948

  Income taxes paid                                              $              -          $            -
                                                                 ================         ================


SUPPLEMENTAL DISCLOSURES NONCASH

TRANSACTIONS:

 Issuance of promissory notes receivable                         $        182,323          $            -

 Issuance of common stock for accounts payable                   $              -          $      566,127
                                                                 ================         ================

         The accompanying notes to financial statements are an integral part of these consolidated statements.

               SONIC ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES
               --------------------------------------------------



                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

                                APRIL 30, 1997
                                --------------


(1) BASIS OF PRESENTATION:
    ----------------------


     Sonic Environmental Systems, Inc. and its subsidiaries (collectively, the "Company"), directly and through subsidiaries, design and market integrated pollution control and cooling systems to ameliorate or abate industrial environmental problems. Most of the Company's products and systems incorporate the Company's atomizing nozzle technology.


     These consolidated financial statements have been prepared by management on the going concern basis, which assumes that assets will be realized and liabilities will be discharged in the normal course of business. The Company has experienced liquidity problems, has incurred significant losses and has an accumulated stockholders' deficiency. Accordingly, there is substantial doubt about the ability of the Company to continue as a going concern. As discussed in note 17, the Company filed for relief under Chapter 11 of the United States Bankruptcy Code. On June 16, 1997, the Company's Plan of Reorganization was confirmed by the Bankruptcy Court.
     The Company is proceeding with a proposed reorganization involving Turbotak Technologies Inc. ["Turbotak"] as described in note 17.


     Management believes that the reorganization will enable the Company to continue to operate as a viable entity. Consequently, these consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.


(2) SUMMARY OF SIGNIFICANT
    ACCOUNTING POLICIES:
    ----------------------

    Use of Estimates-
    -----------------

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements
     and accompanying notes.   Significant estimates include allowance for
     doubtful accounts, inventory obsolescence, provision for losses on discontinued operations and profitability on long-term contracts. Although these estimates are based on management's knowledge of current events and actions it may undertake in the future, the estimates may ultimately differ from actual results.

    Principles of Consolidation-
    ----------------------------

     The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany accounts
     and transactions have been eliminated  in  consolidation.   Investments  in
     a  majority-owned  subsidiary  where
     control is temporary and investments in less than 50%-owned affiliates are accounted for on the equity method.

     Under the equity method, original investments are recorded at cost and adjusted by the Company's share of undistributed earnings or losses of these companies.

    Restricted Cash-
    ----------------

     A restricted certificate of deposit of $37,312 is held as collateral for standby letters of credit as of April 30, 1997. A cash amount of $100,000 is held in trust for the creditors' committee as of April 30, 1997.

    Inventories-
    ------------

     Inventories are comprised of raw materials and component parts and are valued at the lower of cost (first-in, first-out) and net realizable value. Net realizable value is defined as selling price less estimated selling costs.

     Replacement part requirements and needs for ongoing and near-term anticipated contracts are periodically evaluated and compared to inventory items on hand. Any obsolete or nonsaleable inventory is disposed of, and any slow-moving inventory is reserved for. The Company has provided a reserve of $225,045 related to slow-moving component parts as of April 30, 1997.

    Intangible Assets-
    ------------------

     Intangible assets, which are comprised of patents and acquired technology, are stated at the lower of cost or estimated net realizable value.

     Patents and acquired technology are evaluated periodically and future potential revenues (on an undiscounted basis) to be derived from each specific technology (and related patents) are estimated to ascertain that unamortized balances may be recovered against these future revenues. Presently, patents and acquired technology are being amortized on a straight-line basis over the estimated useful life of 7 to 10 years.

    Equipment and Leasehold Improvements-
    -------------------------------------

     Equipment and leasehold improvements are stated at cost. Depreciation and amortization are calculated on the straight-line method over the estimated useful lives of the assets or the remaining period of the lease, whichever is less.

    Revenue and Cost Recognition-
    -----------------------------

     Revenue from long-term contracts is recognized using the percentage of completion method, when estimates of costs to complete and the extent of progress toward completion are reasonably determinable. Revenues from long-term contracts that utilize a new technology or involve significant uncertainty are recognized using the completed contract method. Under either method, losses expected to be sustained are recognized in full in the period in which such losses become evident. Other revenues are recorded when products are shipped or services are performed.

     Advertising costs -
     -----------------

     All costs associated with advertising and promoting products are expensed as incurred. Advertising and promotion expense was $390 in 1997 [$20,188 in 1996].

     Stock-based compensation -
     ------------------------

     The Company grants stock options and warrants to employees, directors and officers. The Company accounts for warrant and option grants in accordance with APB Opinion No. 25, Accounting for Stock Issues to Employees, and, based on calculations whereby the exercise price approximates the share value, recognizes no compensation expense for the warrant grants or stock options.

     In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-based Compensation, which provides an alternative to APB Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for stock-based compensation issued to employees. The Statement allows for a fair value based method of accounting for employee stock options and similar equity instruments. However, for companies that continue to account for stock-based compensation arrangements under Opinion No. 25, Statement No. 123 requires disclosure of the pro forma effect on net income and earnings per share of its fair value based accounting for those arrangement. All of the Company's options and similar equity instruments were cancelled (see not 12 and 13); accordingly, no pro forma information has been disclosed.

     Net loss per share-
     -------------------

     Net loss per share is computed on the basis of the weighted average number of common shares outstanding as the effect of common equivalent shares would be antidilutive.

     Financial Instruments-
     ----------------------

     Financial instruments of the Company consist mainly of cash, contract and accounts receivable, notes receivable, accounts payable and a note payable. As at April 30, 1997, there are no significant differences between the carrying amounts of cash, accounts receivable and notes receivable and their estimated fair values due to the short term maturity of these instruments. The possible extinguishment of certain accounts payable and the note payable is discussed in note 17.

     Impact of recently issued accounting standards -
     ----------------------------------------------

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded.

     The Company has not yet determined what the impact of Statement 128 will be on the calculation of earnings per share.

     In June 1997, the Financial Accounting Standards Board issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, which is required to be adopted for the Company's financial statements for the year ended June 30, 1999. Under the new requirements, financial information about operating segments should be reported on the basis that is used internally by the Company for evaluating operating segments and resource allocation decisions. The Company has not determined the effect, if any, of this pronouncement on the segmented disclosures on its consolidated financial statements.



(3) COSTS AND ESTIMATED EARNINGS
    ON UNCOMPLETED CONTRACTS:
    -----------------------------

                                                         April 30
                                                           1997
                                                     ----------------


     Costs incurred on uncompleted contracts          $   767,406
     Estimated earnings                                   413,937
                                                     ----------------
                                                        1,181,343


     Less billings to date                            ( 1,053,617)
                                                     ----------------

                                                      $   127,726
                                                     ================


     Included in the accompanying balance sheet under the following captions-



                                                          April 30
                                                            1997
                                                     ----------------

     Costs and estimated earnings in excess
      of billings on uncompleted contracts            $    156,037
     Billings in excess of costs and estimated
      earnings on uncompleted contracts                    (28,311)
                                                     ----------------
                                                      $    127,726
                                                     ================


(4) EQUIPMENT AND
    LEASEHOLD IMPROVEMENTS:
    -----------------------

                                                         April 30
                                                           1997
                                                     ----------------


     Office furniture, fixtures and equipment        $     522,289
     Leasehold improvements                                175,967
                                                     ----------------
                                                           698,256


     Less accumulated depreciation and amortization     (  619,761)
                                                     ----------------
                                                     $      78,495
                                                     ================

(5 ) INTANGIBLE ASSETS:
     ------------------


                                                          April 30
                                                            1997
                                                      ----------------
     Patents and acquired technology rights               $1,147,787
     Less accumulated amortization                        (  473,856)
                                                        ------------
                                                          $  673,931
                                                        ============


     Certain of the patents and acquired technology rights are subject to litigation as disclosed in note 14. The outcome of the litigation is indeterminable at the date of these financial statements. It is possible that the carrying value of the patents and acquired technology rights could be impaired by a material amount depending on the outcome of the litigation.


(6) CONCENTRATION OF CREDIT RISK:
    -----------------------------

     The Company grants credit to substantially all customers, the majority of whom are engaged in some form of manufacturing. The Company generally does not require collateral.

     The Company as at April 30, 1997 had two customers that individually comprised 20% of its total trade receivable balance.

     The Company had two customers that comprised 24% of its total revenue for the year ended April 30, 1997.

     Substantially all of the Company's cash balances are held at one financial institution.


(7) NOTES PAYABLE:
    --------------

                                                          April 30
                                                            1997
                                                     ------------------

     Note payable to Turbotak Technologies, Inc. (a)      $  940,000
     Note payable to Turbotak Technologies, Inc. (b)         100,000
                                                         -----------
                                                          $1,040,000
                                                         ===========


(a) The Company was in default under its $1,000,000 Revolving Credit Agreement ("Agreement") with a bank. During the year ended April 30, 1997, Turbotak Technologies, Inc. purchased the bank's note and Agreement. Subsequent to April 30, 1997, the note was extinguished. (See Note 17). For the period this note was outstanding to the bank, the weighted average interest rate was 8.9%. For the period the note was outstanding to Turbotak Technologies, Inc., it was non-interest-bearing.

(b) The note payable to Turbotak Technologies, Inc. in the amount of $100,000 is non- interest bearing and has no specific terms of repayment.

(8) INCOME TAXES:
    -------------

     As of April 30, 1997, the Company has deferred income tax assets of approximately $4,200,000. A valuation allowance of an equivalent amount has been recorded because of the uncertainty of realization of the deferred tax asset. Temporary differences result primarily from net operating loss carry forwards.

     As of April 30, 1997, the Company has available net operating loss carry forwards for Federal and state income tax purposes amounting to approximately $10,450,000 which expire commencing in 2001.


(9) DISCONTINUED OPERATIONS AND DISPOSAL OF BUSINESS SEGMENT:
    ---------------------------------------------------------

     The Company has adopted formal plans for disposal for Sonic Fabricating, Inc., and Sonic Environmental Controls, Inc., both wholly-owned subsidiaries. The net assets and results of operations including a provision for disposal costs yet to be incurred are included in the accompanying financial statements as discontinued operations. Provision was made for anticipated losses in the financial statements for the year ended April 30, 1996.

     The assets of Sonic Fabricating, Inc. have been liquidated for cash proceeds of $185,000 resulting in a loss on disposal of $211,918. An amount of $113,343 with respect to outstanding liabilities is included in accounts payable and accrued charges.

     The net assets of Sonic Environmental Controls, Inc. were sold to RefTec International, Inc. in April 1997 for consideration of $386,772 after closing adjustments. Consideration consisted of cash of $204,449 and two promissory notes in the amounts of $100,000 and $82,323. The first note bears interest at 10% and is payable in April 1998. The second note bears interest at the prime rate of a specific financial institution and is payable in equal successive monthly installments over a 6 year period beginning in May 1997. The promissory notes are included in other assets in the accompanying balance sheet. The total consideration of $386,772 was allocated between Sonic Environmental Systems, Inc. and Turbotak Technologies, Inc. as to $371,646 and $15,126 respectively. The net consideration of $371,646 was equal to the net book value.

     Operating losses during the phase-out period in the amount of $445,755 were included in the loss on disposal of discontinued segments in the accompanying statement of operations.


(10) NON CONSOLIDATED SUBSIDIARY:
     ----------------------------

     In 1994, the Company acquired an 80% interest in Euthenergy International, Inc. (EII).The agreement provides a purchase option which will enable the minority stockholder to reacquire the Company's 80% interest in EII for the greater of (1) five times EII's average pre-tax profits or (2) a sum equal to (A) all indebtedness owed to the Company by EII and (B) the aggregate face value of EII's firm backlog, both measured as of the date of the exercise of the purchase option. The option initially becomes exercisable within 30 days after the release of EII's financial statements for the fiscal year ended April 30, 1997 and annually thereafter upon the release of each successive year's financial statements.

     As a result of the temporary control aspect of the EII acquisition, management of the Company has not consolidated this subsidiary and is recording its investment on the equity basis.


(11) COMMON STOCK:
     -------------

     During fiscal year 1996, the Company issued an aggregate of approximately 3,540,087 shares of its Common Stock in payment of the promissory notes. Also in 1996, the Company has issued 1,107,594 shares to satisfy accounts payable of $386,577, accrued expenses of $72,560, and other current assets representing prepaid rent payments of $106,990. The number of shares issued were based on the current market price of the stock on the date of the transactions.

     During fiscal year 1997, the Company issued no Common Stock.


(12) STOCK OPTION PLAN:
     ------------------

     1992 Stock Option Plan:
     -----------------------
     The 1992 Incentive Stock Option Plan was adopted in December 1991. Under this plan, 80,000 shares of common stock are reserved for issuance.
     Options are for five years and are not exercisable until one year after the date of the grant and thereafter are exercisable 25% each year for four years.

     The exercise price of all options under this plan must not be less than the fair market value of such shares on the date of the grant or, in the case of a 10% or more holder of the Company's stock, at least 110% of the fair value of the shares at date of grant.

     The following summarizes the transactions under the 1992 Stock Option Plan:



                                                              Option Price
                                               Shares           Per Share
                                           -------------  ----------------------

     Options outstanding at April 30, 1995      66,000      $1.125 to $4.00
        Granted                                  6,000                $4.00
        Canceled                               (11,500)     $1.125 to $4.00
                                               -------
     Options outstanding at April 30, 1996      60,500      $1.125 to $4.00
        Canceled                                 3,500      $2.00 and $4.00
                                               -------
     Options outstanding at April 30, 1997      57,000      $1.125 to $2.25
                                               =======
     Options exercisable at April 30:
        1996                                    40,500           $1.125
        1997                                    54,000      $1.125 to $2.25
                                               =======

     Options for 46,000, 8,000 and 3,000 shares expires in the fiscal years ended April 30, 1998, 1999, and 2001, respectively. As a result of the Company's Plan of Reorganization filed with the Federal Bankruptcy Court, as disclosed in note 17, all options were cancelled.



(13) STOCK OPTIONS AND WARRANTS:
     ---------------------------

     On February 1, 1993, the Company issued, to officers of the Company, five year options to purchase 230,000 shares of common stock at $1.00 per share. These options are exercisable to the extent of one-third per year commencing February 1994, 1995 and 1996, respectively. During 1995, 23,333 options were exercised for $23,333. Options for 126,667 shares were canceled during fiscal 1997 so that options for 80,000 shares were outstanding at April 30, 1997. During July and August 1993, the Company issued, to officers of the Company, five year options to purchase 85,000 shares of common stock at prices ranging from $2.00 to $2.125 per share. These options are exercisable to the extent of 20% per year after the first year of employment. These options were canceled during the fiscal year ending April 30, 1997.

     On February 1, 1993, the Company granted five year options to purchase 6,000 shares of its common stock, at an exercise price of $1.125 per share to outside directors of the Company. During 1995, 2000 options were exercised. As at April 30, 1997, options to purchase 4,000 shares remain outstanding.

     On February 25, 1994, certain officers of the Company were granted options to acquire 200,000 shares of common stock at $3.25 per share. In addition, outside directors, financial consultants and legal counsels were granted options to acquire 30,000, 100,000 and 10,000 shares, respectively, at $3.25 per share. These options are exercisable through February 24, 1999 and remain outstanding at April 30, 1997.

     On April 1, 1994, the Company granted to certain officers and minority stockholders of Ceramic Engineering, Ltd. and Euthenergy International, Inc. five year options to acquire 150,000 shares of common stock at $3.75 per share. In addition, on April 1, 1994, a consultant to Euthenergy International, Inc. was granted a five year option to acquire 24,000 shares of common stock of the Company at $3.75 per share. The option is exercisable to the extent of 6,000 shares per quarter. On June 1, 1994, the Company granted a five year option to an employee of Euthenergy International, Inc. to acquire 24,000 shares of common stock at $4.88 per share. The option is exercisable to the extent of 6,000 shares per quarter. All of the preceding options remain outstanding at April 30, 1997.

     On February 22, 1995, certain board members and officers of the Company were granted five year options to purchase 70,000 shares of common stock at $4.00 per share. An option to acquire 25,000 shares is exercisable, to the extent of one-third commencing immediately and one-third each subsequent year provided the holder is still a director. The remaining 45,000 shares were exercisable immediately. At April 30, 1997 all options remain outstanding.

     On November 8, 1995, the Company granted to certain employees five year options to acquire 230,000 shares of common stock at $.75 per share. In addition, on December 15, 1995, a consultant to Sonic Environmental Controls, Inc. was granted a five year option to acquire 40,000 shares of common stock of the Company at $.75 per share. All of these options were outstanding at April 30, 1997.

     As part of the public offering in June 1993, 902,750 Series A Redeemable Warrants and 902,750 Series B Redeemable Warrants were issued. In July 1993, as part of the Company's initial public offering, options to purchase a unit (a unit consists of one share of common stock and half a Series A Redeemable Warrant and half a Series B Redeemable Warrant) were given to financial consultants. The total units granted were 181,237 at an exercisable price of $2.06. In December 1994, all the options were exercised at $2.06 or $373,348.

     Each series A Redeemable Warrant entitles the holder to purchase two shares of common stock at a per share exercise price of 133-1/3% of the public offering price of the Units ($2.00). Each Series B Warrant entitles the holder to purchase two shares of common stock at a per share exercise price of 166-2/3% of the initial public offering price of the units ($2.00). The Series A and B Warrants expire in June 1999. Furthermore, the Series A Redeemable Warrants and the Series B Redeemable Warrants are redeemable with the consent of the Underwriter at a price of $.01 per Redeemable Warrant at any time commencing in June 1994 upon not less than 30 days prior written notice, provided that the last sales price per share of common stock equals or exceeds 180% of the exercise price of the warrants being redeemed for 20 consecutive trading days ending on third day prior to notice of redemption to the warrant holder.

     During March 1995, the Company completed a private placement of 786,250 units at $2.00 per share, each unit consisting of one share of common stock and one common stock purchase warrant to purchase one share of common stock at an initial exercise price of $4.00 per share during the five year period commencing one year after the initial closing date.

     During 1995, 42,500 Series A Redeemable Warrants were exercised resulting in the issuance of 85,000 shares of common stock at $2.67 per share for $226,950.

     At April 30, 1997 there were 950,869 Series A Redeemable Warrants, 993,369 Series B Redeemable Warrants and 786,250 common stock purchase warrants outstanding.

     As a result of the Company's Plan of Re-organization filed with the Federal Bankruptcy Court as disclosed in note 17, all Redeemable Warrants and common stock purchase warrants were cancelled.


(14) COMMITMENTS AND CONTINGENCIES:
     ------------------------------

     In 1994, two 80% owned subsidiaries of the Company acquired certain patents and technology rights relating to industrial incineration and a high temperature ceramic heat exchanger. One of the inventors from whom the Company obtained certain of its ceramic heat exchanger patent rights has initiated legal action against the Company and its 80% owned subsidiary to rescind the transfer of his patent rights and to recover consulting fees. Another inventor from whom the Company obtained certain other of its heat exchanger patent rights has commenced an adversary proceeding in the Bankruptcy Court against the Company to rescind the transfer of his patent rights and for consulting fees. Although the litigation seeks to terminate the Company's right to utilize the intellectual property, any monetary claims by the litigants arising out of the litigation will be treated in the Plan of Reorganization discussed in note 17 as unsecured claims and discharged as provided in the Plan. Since the outcome of this litigation is indeterminable as at the date of these financial statements, no provision has been made for possible losses arising from the litigation.

     The Company has entered into operating leases for office equipment and premises. The Company entered into the premises lease subsequent to the year end. The rental expense for premises was $47,000 and $160,338 in 1997 and 1996 respectively.


     The approximate minimum future rental payments under all leases at April 30, 1997, are as follows: $

                                                  $
                                                ------
          1998                                  33,160
          1999                                  49,470
          2000                                  49,470
          2001                                  49,470
          2002                                  49,470


     The Company has entered into employment agreements with certain management. As the result of the re-organization plan filed with the Federal Bankruptcy Court as disclosed in note 17, all employment agreements have been extinguished.


(15) EXPORT SALES DATA:
     ------------------

     The following percentages approximate the amount of total revenue the Company derives from export sales-

                                          For the Year Ended April 30
                                        -------------------------------
                                             1997            1996
                                             ----            ----
               Europe                         6%              5%

               South and Central America     31%              6%

               Far East                       6%              1%

               Africa                         6%              0%

               Canada                         4%              5%

               Other                         13%              1%
                                             ---             ---
                                             66%             18%
                                             ===             ===


(16) RELATED PARTY TRANSACTIONS:
     ---------------------------

     The Company's sales to its 49% owned nonconsolidated affiliate were $12,246 and $7,240 for the years ended April 30, 1997 and 1996, respectively.

(17) REORGANIZATION AND SUBSEQUENT EVENTS:
     -------------------------------------

     During the fiscal year 1997, the Company entered into certain transactions and agreements involving Turbotak Technologies, Inc. ["Turbotak"], a Canadian corporation, that resulted in the stockholders of Turbotak acquiring a controlling interest in the Company subsequent to April 30, 1997.

     On September 16, 1996, the Company consented to the entry of an Order for Relief under Chapter 11 of the United States Bankruptcy Code. On July 3, 1997 the Bankruptcy Court confirmed the Debtor's First Amended Plan of Reorganization ["Plan"]. Subsequent to the approval, the Plan was modified and a Combination Agreement was drawn up between the Company and Turbotak which was approved by the stockholders of Turbotak on August 25, 1997.

     Pursuant to the Plan and Combination Agreement, effective August 27, 1997, the transaction date, the Company amended its certificate of incorporation to change its name to TurboSonic Technologies, Inc. ["TurboSonic"]. All existing and outstanding stock, warrants and options of the Company were terminated and cancelled. TurboSonic has authorized share capital of 30,000,000 common shares. TurboSonic incorporated a subsidiary corporation [TurboSonic Canada] in the Province of Ontario, Canada which was authorized to issue Class A and Class B common shares. TurboSonic subscribed for 100% of TurboSonic Canada's Class A shares in exchange for a nominal capital contribution.

     Also on August 27, 1997, the stockholders of Turbotak exchanged their shares for TurboSonic Canada's Class B shares, which were distributed to each stockholder of Turbotak on a pro rata basis. As a result of this exchange, Turbotak became a wholly-owned subsidiary of TurboSonic Canada. The Class B shares of TurboSonic Canada are exchangeable, at the election of the holders of such shares, into an equivalent number of such shares of TurboSonic.

     The exchangeable shares of TurboSonic Canada represent approximately 82% of the outstanding shares of TurboSonic. Approximately 13% of the shares of TurboSonic were issued to the existing stockholders of the Company and the balance were issued in accordance with the Plan to unsecured creditors and other identified interests.

     Turbotak acquired a note payable to the Company's bank which amounted to $940,000 at April 30, 1997 including accrued interest. In accordance with the Plan, the note payable was extinguished. In fiscal 1997, Turbotak advanced $100,000 to the Company on a non-interest bearing basis. This amount was not extinguished.

     In accordance with the terms of the Plan, accounts payable in the amount of approximately $1,713,000 were extinguished. This amount is net of the promissory note of $100,000 and the cash held in trust of $100,000 which was assigned to the creditors' committee. The unsecured creditors, as consideration for the extinguishment of debt, received approximately 5% of the outstanding shares of TurboSonic.

               SONIC ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES
               --------------------------------------------------

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
          ------------------------------------------------------------



        COLUMN A                        COLUMN B                COLUMN C                COLUMN D                COLUMN E
       ----------                       --------                --------                --------                --------
                                                             ADDITIONS
                                                      ---------------------------
                                     Balance          Charged to          Charged                              Balance at
                                    Beginning          Cost and           to Other                               End of
          Description               of Period          Expenses           Accounts       Deductions              Period
-------------------------------    -----------        ----------         ----------     ------------           ----------
Year ended April 30, 1994
   Allowance for doubtful
    accounts                          $ 50,000          $ 25,000             $0              $0                 $ 75,000
   Reserve for inventory
    overstock                           29,500                $0             $0              $0                 $ 29,500


Year ended April 30, 1995
   Allowance for doubtful
    accounts                          $ 75,000          $121,000             $0              $0                 $196,000
   Reserve for inventory
    overstock                         $ 29,500          $ 45,500             $0              $0                 $ 75,000


Year ended April 30, 1996
    Allowance for doubtful
     account                          $196,000                $0             $0       ($121,000)                $ 75,000
    Reserve for inventory
     overstock                        $ 75,000          $194,949             $0              $0                 $269,949


Year ended April 30, 1997
    Allowance for doubtful
     account                          $ 75,000          $  2,777             $0              $0                 $ 77,777
    Reserve for inventory
     overstock                        $269,949                $0             $0        ($49,904)               ($225,045)

