Form 10KSB40
period 1998-06-30
TURBOSONIC TECHNOLOGIES INC
filed 1998-11-13
CIK 900393

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                 _____________

                                  FORM 10-KSB

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended  June 30, 1998
                         -------------------------------------------------------
                                      OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________________ to _______________________

Commission file number   0-21832
                       ---------------------------------------------------------

                         TURBOSONIC TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
                (Name of Small Business Issuer in its Charter)

                  Delaware                                  13-1949528
----------------------------------------------     -----------------------------
       (State or other jurisdiction of                   (I.R.S. Employer
        incorporation or organization)                 Identification No.)


      550 Parkside Drive, Suite A-14,
        Waterloo, Ontario, Canada                            N2L 5V4
----------------------------------------------     -----------------------------
(Address of principal executive offices)                    (Zip Code)


                                (519) 885-5513
--------------------------------------------------------------------------------
               (Issuer's telephone number, including area code)

     Securities registered pursuant to Section 12(b) of the Exchange Act:

     Title of Each Class             Name of Each Exchange on Which Registered
     -------------------             -----------------------------------------

________________________________________________________________________________
Securities registered pursuant to Section 12(g) of the Exchange Act:


                                 Common Stock
--------------------------------------------------------------------------------
                               (Title of Class)

     Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes........ No...X....

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B herein, and will not be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
Yes ...X... No ......

     Issuer's revenues for its most recent fiscal year: $2,848,560

     Aggregate market value of the Issuer's common stock held by non-affiliates of the Issuer as of October 22, 1998: $1,884,112

                  ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS

     Check whether the Issuer has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes ...X... No .....

                         ____________________________

     The number of shares outstanding of the Issuer's common stock is 10,000,000 (as of 6/30/98).
     Transitional Small Business Disclosure Format (check one): Yes .......
No ...X...

                      DOCUMENTS INCORPORATED BY REFERENCE

================================================================================

                                    PART I


Item 1.   Business

     (a)  General Development of Business

     TurboSonic Technologies, Inc., formerly known as Sonic Environmental Systems, Inc. (the "Company"), directly and through subsidiaries, designs and markets integrated pollution control and industrial gas cooling/conditioning systems, wet scrubber systems, flue gas desulfurization systems, and dust suppression systems to ameliorate or abate industrial environmental problems.

     On July 17, 1996, certain of the Company's creditors instituted an involuntary liquidation proceeding against the Company under Chapter 7 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the District of New Jersey (the "Court"). On September 16, 1996, the Court converted this involuntary proceeding case into a voluntary Chapter 11 reorganization proceeding (the "Chapter 11 Proceeding"), thereby permitting the Company's management to remain in control of the Company's business operations while attempting to formulate a reorganization plan that would be acceptable to both creditors and the Court.

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

     The Plan was confirmed by the Bankruptcy Court on July 3, 1997 following requisite creditor approval. The Plan provided for the extinguishment of all of outstanding shares of the Company's common stock, as well as all outstanding warrants and options to purchase the Company's common stock. The Plan further provided that the Company consolidate with Turbotak (the "Consolidation") to form a company to be called TurboSonic Technologies, Inc. which would have 10,000,000 shares of common stock outstanding, of which 8,200,000 shares or 82% would be owned by Turbotak's present shareholders, and 1,255,700 or approximately 12.6% would be issued to the Company's existing shareholders on a pro-rata basis. The balance of such 10,000,000 shares would be issued to the Company's existing creditors and others as described in the Plan. Consummation of the Consolidation, which also extinguished Turbotak's claims against the Company of approximately $1,145,000 took place on August 27, 1997 (the "Consolidation Date"),and resulted in the Company's subsequent discharge from its Chapter 11 Proceeding. Reference is made to the Company's Current Report on Form 8-K dated July 29, 1997 and the several exhibits thereto for more detailed information about the Consolidation.

     The Company was incorporated in the State of Delaware in April 1961. The executive offices of the Company are located at 550 Parkside Drive, Suite A-14, Waterloo, Ontario, Canada N2L 5V4; its telephone number is (519) 885-5513. Unless the context indicates to the contrary, references to the Company herein include both the Company and its majority and wholly-owned subsidiaries and all references to shares of Common Stock and per share data herein give effect to the implementation of the Plan upon the effectiveness of the Consolidation.

     (b)  Financial Information About Industry Segments

               Not Applicable.

     (c)  Narrative Description of Business

          Unless the context indicates to the contrary, all references to the Company's business refer to those operations conducted by the Company subsequent to the Consolidation Date.


     Introduction
     ------------

     The Company's principal customers are engaged in pulp and paper, chemical, mining and metallurgical processing. In addition, certain of the Company's customers, primarily located inside of the United States, are engaged in the incineration of sewage sludge and solid, medical (infectious) and hazardous waste. A majority of the Company's customers have historically purchased individual products or systems from the Company which, in many instances, operate in conjunction with products and systems supplied by others. In the last several years, the Company has emphasized the marketing of custom engineered air pollution control systems which offer a combination of its own products and systems as an integrated environmental management solution.

     Certain of the Company's products and systems employ the Company's atomizing nozzle technology which utilizes proprietary nozzles to atomize liquids passing through the nozzles, resulting in the liquid being converted into fine droplets. Droplet sizes and liquid flow rates can be modulated by controlling the liquid and gas pressures applied to the nozzle. The atomizing nozzles, which have been designed to reduce the temperature of gases, have been sold by the Company for many years.

     The following table reflects the approximate percentages of the Company's revenue derived from its principal customer categories during the fiscal years indicated below (1997 percentages are for Turbotak only):

                                   Year Ended June 30,
                                  ---------------------
                                     1998       1997
                                     ----       ----
Hazardous Waste Incineration            3%         1%
Solid Waste Incineration               15          5
Chemical and Mining Processing         27         18
Metallurgical Processing               33          8
Dust Suppression                        1         --
Pulp and Paper                         16         65
Other                                   5          3
                                      ---        ---
                                      100%       100%
                                      ===        ===

     The Company is contractually responsible to its customers for all phases of the design, fabrication and, if included in the scope of the Company's contract, field installation of its products and systems. The Company's successful completion of its contractual obligation is generally determined by a performance test which is conducted either by its customer or by a customer-selected independent testing agency.

     The Company performs all process engineering, including but not limited to, the determination of the size, geometry and structural characteristics of the particular system needed for gaseous, non-condensate or particulate removal, and performs the detailed design of, and develops specifications for, all structural, electrical, mechanical and chemical components of such system. The Company, historically, has not manufactured or fabricated its own products or systems. Rather, it purchases alloy steel components and various electrical and other parts consisting of both off-the-shelf items and items, such as its atomizing nozzles, which are made to its design and specifications by third party manufacturers and fabricators, enters into subcontracts for field construction, which it supervises, and manages all technical, physical and commercial aspects of the performance of its contracts. The Company also does not engage in the field construction of its systems but relies on field construction subcontractors operating under the supervision of the Company's own employees.

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

     The following table reflects the approximate percentages of the Company's revenue derived from its principal products and systems during the fiscal years indicated below (1997 percentages are for Turbotak only):

                                     Year Ended June 30,
                                     -------------------
                                     1998           1997
                                     ----           ----
Evaporative gas cooling
  and conditioning system              56%            30%
Flue gas desulfurization systems        -              -
Wet scrubber systems                   29             65
Dust control and
  suppression systems                   1              -
Other Nozzle Systems                   14              5
                                      ---            ---
                                      100%           100%
                                      ===            ===

     The principal products and systems offered by the Company are described below:

     Evaporative Gas Cooling and Conditioning Systems
     ------------------------------------------------

     Gases containing particulates and other gaseous pollutants generally emanate from their sources at extremely high temperatures (approximately 250(degrees)F -2,500(degrees)F). The temperature of such gases must be reduced prior to their passage through air pollution control equipment to enable such equipment to operate efficiently. The conventional method for reducing the temperature of gases is to pass them through an evaporative gas cooling tower that typically utilizes atomizing nozzles to spray a liquid into the gases. However, liquid droplets which are injected into the hot gases do not always evaporate properly or in a timely fashion, may cause uneven wetting of particulates or other pollutants and may not sufficiently lower the temperature of the gases if such liquid droplets are too large. Any one or more of these problems will adversely affect the operating efficiency of the air pollution control equipment. The Company's evaporative gas cooling and conditioning systems are designed to efficiently reduce the temperature of gases by utilizing its atomizing nozzle to produce extremely small liquid droplets.

     Principal customers include businesses engaged in chemical, mining and metallurgical processing and solid waste, medical and hazardous waste and sewage sludge incineration.

     Flue Gas Desulfurization (FGD) Systems
     --------------------------------------

     Sulfur dioxide (SO\\2\\) emissions from utilities' coal-fired generation facilities are the major contributor to "acid rain." The Company's flue gas desulfurization (FGD) system is a regenerative process, utilizing an amine-based sorbent manufactured by Dow Chemical to selectively absorb SO\\2\\ from process gas exhaust streams, with particular application to coal-fired power boilers. Further, the amine-based sorbent is regenerated for re-use during the on-going scrubbing process. The system also allows for the recovery of SO\\2\\ in pure form, which can be processed to produce liquid SO\\2\\, sulfuric acid and elemental sulfur, depending on available markets for these byproducts. This technology represents an advancement in the FGD field as it provides an economic return for the user in addition to meeting regulatory requirements.

     A pilot FGD system has been successfully tested at a major paper company installation. The Company is now working with several companies who have expressed an interest in acquiring FGD systems, although no sales have been made as of September 30, 1998.

     Wet Scrubber Systems
     --------------------

     Wet scrubber systems are generally used to absorb gaseous pollutants and particulate matter contained in exhaust gas streams. Unlike dry scrubbers which employ chemical reagents such as lime to absorb particulate, wet scrubbers are generally more efficient and, in addition, can absorb volatile and noxious gases.

     Each wet scrubber system, consisting in most instances of a modular scrubber unit, associated fans, duct work, pumps, piping and valves, as well as control systems to maintain concentrations and volume levels of requisite scrubbing chemicals, relies on the Company's proprietary spray nozzle systems to finely atomize scrubbing liquids into literally billions of droplets. These droplets are the vehicle for removal of solid, liquid and gaseous contaminants from process exhaust gas streams. This approach is more efficient than "conventional" practice because energy input is focused on atomized spray production, rather than overall gas handling, resulting in reduced operating costs.

     The Company has applied its patented scrubber technology to a wide variety of air pollution control problems for industries ranging from pulp and paper, wood products, mining, non-ferrous metallurgical, iron and steel, chemical, food and beverage, waste processing, hazardous and municipal solid waste incineration, power generation, automotive, cement as well as general manufacturing. Its equipment, designed to meet the most stringent regulations limiting gaseous and particulate emissions, has been retrofitted into competing technologies to improve their performance.

     Wet Electrostatic Precipitator Systems
     --------------------------------------

     Wet electrostatic precipitators ("WESPs") are one of several methods of removing particulate from gas streams. WESPs, however, are able to remove much finer particulate than dry electrostatic precipitators, scrubbers and fabric filters. In a typical WESP, a gas stream flows into a vertical tube between discharge and collecting electrodes. Particulate in the flowing gases are charged as they pass through electrodes and are then attracted to oppositely charged collection surfaces. In a WESP, particulate are removed from the collecting surface by an irrigating film of liquid. The Company believes that its SonicKleen(R) WESP system, which is based upon the use of atomizing nozzles, is effective due to its design which concentrates the electrical discharge in specific zones within the collecting tube.

     First introduced in 1991, two SonicKleen(R) WESP systems have been installed in the sewage sludge incinerators of Naugatuck Treatment Company, located in Naugatuck, Connecticut, for the removal of toxic heavy metals and sub-micron particulate. The Company has also installed three additional WESP systems in sewage sludge incinerators, including one at Kodak's Rochester, New York manufacturing plant. An additional SonicKleen(R) WESP system, installed in June 1994 at a sulfuric acid production facility operated by Chevron in El Segundo, California, never functioned at full capacity primarily as a result of technical problems and difficulties encountered by Chevron with respect to that facility's operations and is scheduled to be returned to the Company upon Chevron's anticipated closure of this facility.

     The Company has also installed an air pollution control system, utilizing a SonicKleen(R) WESP, in a hospital in Daytona Beach, Florida, which is intended to remove toxic heavy metals, sub-micron particulate and hydrochloric acid from medical waste. The Company believes that this installation was one of the first on-site incinerators in the United States to utilize a WESP. Another WESP system has been installed at a Mead Paper Company manufacturing facility to control emissions from a waste wood boiler. This is the first installation for the Company in the pulp and paper industry.

     Dust Control and Suppression Systems
     ------------------------------------

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

     Atomizing Nozzles
     -----------------

     The Company offers a complete line of atomizing nozzles which can be used in a wide variety of applications including hot gas quenching in processes such as electric arc and oxygen furnaces employed in steel mills, furnace exhausts in chemical process industries, and incinerator gas treatment systems. Many of the Company's nozzle sales have been replacements (retrofits) of competitors' nozzle systems that either did not meet specified performance criteria or are unable to satisfy, current, more stringent regulations. The Company uses its sales of nozzles for retrofits to expand its sales of its air pollution control technology. There are hundreds of competitors who sell atomizing nozzles, some of which compete directly with the Company's nozzles and many of which are sold at lower prices.

     Heat Exchangers
     ---------------

     Ceramic heat exchangers are generally used to extract thermal energy from heated air, which can be used in diverse applications to improve fuel efficiencies and/or industrial processes. Most applications are found in high temperature ranges (generally above 1800(degrees)F) where metal heat exchangers would be unsuitable due to excessive erosion or decomposition.

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

     The persons from whom the Company acquired its ceramic heat exchanger patent rights and technology commenced adversary proceedings in the Court against the Company to rescind the transfer of such rights and for damages. One of the lawsuits by a person from whom the Company acquired some of its ceramic heat exchanger patent rights and technology has been resolved in the Company's favor. Although such litigation sought to terminate the Company's right to utilize these patent rights and technology, the Plan provided that any monetary claims arising out of such litigation were to be treated as unsecured claims and are to be discharged as provided in the Plan.

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

     The following table reflects the approximate percentages of the Company's revenue derived from original equipment sales and from rehabilitation, maintenance and spare parts services during the fiscal years indicated below (1997 percentages are for Turbotak only):

                                        Year Ended June 30,
                                        -------------------
                                        1998           1997
                                        ----           ----
Original equipment                        54%            75%
Rehabilitation, maintenance,
Spare parts and other                     46             25
                                         ---            ---
                                         100%           100%
                                         ===            ===

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

     One customer, Wheelabrator, APC, accounted for 10% of the Company's net revenues during the fiscal year ended June 30, 1998. During the fiscal year ended June 30, 1997, one customer, Crowder Construction, accounted for 42% of the Company's net revenues.


Backlog
-------

     At June 30, 1998, the amount of the Company's contract backlog was approximately $670,000, contrasted with $653,000 at June 30, 1997. Backlog represents work for which the Company has entered into a signed agreement or has received an order to proceed. Completion of all of the Company's June 30, 1998 backlog is anticipated to occur prior to June 30, 1999.


Product Development
-------------------

     The Company has an ongoing program for the development and commercialization of new industrial processing and air pollution control products, systems and technologies, and heat exchangers and the enhancement of existing products and systems.


Proprietary Protection
----------------------

     The Company owns or has licensed rights to 30 international patents relating to a variety of air pollution control applications. The Company's patent rights to two issued U.S. patents relating to its ceramic heat exchanger technology are subject to pending litigation (see "- Heat Exchangers").

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

Suppliers and Subcontractors
----------------------------

     Like other companies in the industrial processing and environmental management control industry, the Company has historically relied on third parties to manufacture and fabricate its products and to supply parts and components for its systems in accordance with the Company's specifications. In those instances in which the Company's scope of work includes installation of equipment, the Company selects and supervises subcontractors for this work. To date, the Company has not experienced difficulties either in obtaining fabricated components and other materials and parts used in any of its products and systems or in obtaining qualified subcontractors. The Company's vendor sources for various components, materials and parts used in its systems, including its atomizing nozzle, control switches and electrical and other components, includes more than 50 firms. The Company does not depend on any one of the vendors to a material extent, and in any event the Company believes that alternative vendors would be available if needed. With respect to fabricators, the Company has satisfactory relationships with more than ten fabricators. Similarly, with respect to subcontractors for installation work, the Company has satisfactory relations with more than three firms. On the basis of the number of vendors, fabricators and subcontractors which it utilizes and the availability of alternative sources, the Company does not believe that the loss of its relationship with any one firm would have a materially adverse effect on its business.

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

Government Regulation
---------------------

     Stringent environmental laws have been enacted in the United States and, to a lesser extent, in Canada and certain Western European nations in response to public concern about the environment. The Company believes that the need to comply with these laws creates demand for the Company's products and systems. The Federal Clean Air Act, Federal, state and local regulations which implement it and the enforcement of these laws and regulations largely determine the level of expenditures that customers will make to limit emissions from their facilities.

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

     The 1990 amendments to the Federal Clean Air Act require, among other matters, the reduction in the United States of the annual emission of sulfur oxides, believe to be the cause of "acid rain" from approximately 20,000,000 tons to 10,000,000 tons by the year 2000, significant reductions in the emission of 189 identified hazardous air pollutants and toxic substances and the installation of equipment and systems which will contain certain named toxic substances used in industrial processes in the event of sudden, accidental, high-volume releases. Such amendments also extend regulatory coverage to many facilities previously exempt due to their small size and require the EPA to identify those industries which will be required to install the mandated control technology for the industry to reduce the emission of hazardous air pollutants from their respective plants and facilities. Regulations promulgated by the EPA in February 1993 further limit the concentration of pollutants, such as hydrogen chloride, sulfur dioxide, chlorine, heavy metals and hazardous solid substances in the form of extremely fine dust, from sewage sludge incinerators. Sewage sludge incineration facilities were required to comply with these newly adopted regulations by February 1995 although the EPA has since extended the time by which these facilities must be in compliance.

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

Employees
---------

     As of June 30, 1998, the Company employed 25 full time and 2 part time persons, of which 2 were executive officers, 6 were engineers, 4 were in sales, 1 in production, 10 in technical support and 4 in administrative support. None of the Company's employees are represented by a labor union. The Company believes that its relationship with its employees is satisfactory.

(d)  Financial Information about Foreign and Domestic Operations and Export
     Sales

     U.S. and Canadian customers collectively accounted for approximately 79% and 98% of the Company's sales during the years ended June 30, 1998 and 1997, respectively. South and Central American sales were concentrated primarily in Chile, Peru, Mexico and Brazil, while Far East sales included concerns in Japan, India and Thailand, the latter being countries in which environmental regulations have been increasingly enforced by governmental authorities over the past several years. All revenue derived from export sales is transacted in U.S. dollars.

     The following table reflects the approximate percentages of the Company's revenue derived from United States, Canadian and foreign sales during the fiscal years indicated below (1997 percentages are for Turbotak only):

                                   Year Ended June 30,
                                   -------------------
                                   1998           1997
                                   ----           ----
United States                        49%            78%
Canada                               30             20
Europe                                7              -
South and Central America             8              2
Far East                              4              -
Africa                                2              -
                                    ---            ---
                                    100%           100%
                                    ===            ===


Forward-Looking Statements
--------------------------

     Forward-looking statements in this Annual Report, including without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that such forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed therein. Such risks and uncertainties include, among others, the following:

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

     .  Export Sales.  Approximately 51% and 22% of the Company's revenues
        ------------
     during the fiscal years ended June 30, 1998 and 1997, respectively, were derived from sales made outside of the United States. The Company's profitability and financial condition are materially dependent, therefore, on the success of its foreign sales efforts. Foreign sales are subject to certain inherent risks, including unexpected changes in regulatory and other legal requirements, tariffs and other trade barriers, great difficulty in collection of accounts receivable and potentially adverse tax consequences. There can be no assurance that these factors will not have any adverse impact on the Company's future foreign sales and, consequently, on the Company's operating results. All revenue derived from export sales is transacted in U.S. dollars.

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


Item 2.   Properties

     The Company leases approximately 9,700 square feet of executive and administrative offices and shop space in Waterloo, Ontario, Canada at an annual rent of approximately $48,000. Insurance and utilities are paid separately. This lease expires on June 30, 2002 and may be renewed for an additional two year term.

     The Company also leases approximately 5,040 square feet of office and shop space in East Hanover, New Jersey at an annual rental of approximately $50,000. In addition, the Company must pay annual cost of living increases (not to exceed 4% per year) based upon changes in the Consumer Price Index, taxes, insurance and utilities. This lease will expire on August 30, 2002 and may be renewed for an additional five year term.


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


Item 4.   Submission of Matters to a Vote of Security Holders

     No matters were submitted for a vote to Registrant's security holders during the fourth quarter of Registrant's fiscal year ended June 30, 1998.

                                    PART II


Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters

     (a) The following table sets forth the range of the bid quotations for the Company's Common Stock for the periods shown, as furnished by National Quotation Bureau Incorporated and NASDAQ.

                                             Common Stock
                                         --------------------
                                         High(1)       Low(1)
                                         -------       ------
Fiscal Year Ended
June 30, 1998:

  Second Quarter (commencing
     December 23, 1997)                   $  1/4        $ .30
  Third Quarter                            1-1/8          1/4
  Fourth Quarter                               1          3/8

________
(1) The above quotations represent prices between dealers and do not include retail mark up, markdown or commission. They do not necessarily represent actual transactions.

     The Company's securities were delisted from the NASDAQ Small-Cap Market in April 1996. Subsequent trading took place upon the OTC Bulletin Board until the Consolidation Date at which time all of the Company's then outstanding securities were extinguished, resulting in a cessation of trading activity. The Company's Common Stock resumed trading on the OTC Bulletin Board on December 23, 1997. Prior to that date and subsequent to the Consolidation Date, the Common Stock was quoted in the "pink sheets" published by National Quotation Bureau Incorporated.


     (b) As of June 30, 1998, there were 383 holders of record of the Common Stock.

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

STATEMENT OF OPERATIONS DATA:
(In thousand U.S. Dollars, except per share information)

                                      Year Ended June 30,
                               ----------------------------------
                                  1998         1997        1996
                               -----------  -----------  --------

Total Revenue                  $    2,849   $    4,150    $2,711

Total cost of revenue               1,965        2,601     1,771

Selling general and
   administrative expenses          1,953        1,541       802

Interest Income                        13           10         9
                               ----------   ----------    ------

Earnings (loss) from
   continuing operations
   before income taxes
   (benefit)                       (1,056)          18       147

Income taxes (benefit)             (   14)          59         5
                               ----------   ----------    ------

Net income (loss)              $   (1,042)  $     ( 41)   $( 142)
                               ==========   ==========    ======

Net income (loss) per share
 from continuing operations    $  ( 0 .12)  $   ( 0.00)      N/A

Cash dividends per share                -            -         -

Weighted average number of
   shares outstanding(1)        8,609,707    8,200,000       N/A

BALANCE SHEET DATA:
(in thousand U.S.  Dollars)

                                              June 30,
                                      ------------------------
                                      1998      1997      1996
                                      ----      ----      ----
Working capital                     $(  138)  $   523   $ ( 401)
Total assets                          2,421     2,146       761
Long-term debt                          152       724       733
Accumulated deficit
Stockholders' equity                 (2,481)   (1,439)   (1,398)
(Net capital deficiency)              1,239       301    (1,060)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations
---------------------

Twelve Months Ended June 30, 1998
Compared with Twelve Months Ended June 30, 1997

     Original equipment revenue decreased $1,569,281 (50.6%) to $1,533,520 from $3,102,801. This decrease was primarily due to the receipt in the 1997 period, not repeated in the current period, of revenue from a large contract with International Paper to provide an air pollution control system. The Company believes that such decrease was also attributable to the reluctance of companies in the forest products and pulp and paper industries to purchase air pollution control equipment until the U.S. government adopted the new "cluster" rules relating to air pollution amelioration. These rules were enacted in November 1997. As a consequence of such enactment, the Company anticipates that purchases of its air pollution equipment should modestly increase over the next 12 to 18 months.

     Rehabilitation, maintenance and spare parts revenue increased by $267,929 (25.6%) to $1,315,040 for the twelve month period ended June 30, 1998 as contrasted with $1,047,111 for the corresponding 1997 period. This increase resulted from increased shipments of both nozzles and scrubber spare parts.

     Cost of original equipment for the twelve month period ended June 30, 1998 decreased by $864,183 (43.2%) to $1,138,336 as contrasted with $2,002,519 for the corresponding 1997 period. Expressed as a percentage of original equipment revenue, cost of original equipment was 74.2% for the current twelve month period and 64.5% for the same period in 1997. This increase was due to unforeseen costs on two projects and a product mix shift with the inclusion of larger jobs which included low margin components in the current year-to-date figures.

     Cost of rehabilitation, maintenance and spare parts increased by $229,138 (38.3%) to $827,008 for the twelve months ended June 30, 1998 as compared to $597,870 for the corresponding 1997 period. Expressed as a percentage of rehabilitation, maintenance and spare parts revenue, such cost was 62.9% for twelve months ended June 30, 1998 and 57.1% for the same period in 1997. This increase was largely the result of increased revenues. Included in the totals are a number of orders for components that typically command a lower margin than experienced in the 1997 period.

     Total expenses including selling, general and administrative expenses increased by $410,632 for the twelve month period ended June 30, 1998 to $1,951,931 as contrasted with $1,541,299 for the corresponding 1997 period. Expressed as a percentage of total revenue, selling, general and administrative expenses were 68.5% for the current twelve month period and 37.1% for the same period in 1997. This increase was due to the addition of predecessor expenses of approximately $589,915, which included $28,000 related to the Consolidation, as well as $94,675 of inducement expense attributable to the conversion of certain Company debentures into equity in the current period. Amortization of goodwill created by the Consolidation amounted to $153,475.

     Interest income increased $3,366 to $12,895 for the twelve months ended June 30, 1998 from $9,529 in the comparable 1997 period. This increase was attributable to interest earned upon the proceeds from a private placement of equity, discussed below, that were held in escrow pending completion of the Merger.


Liquidity and Capital Resources
-------------------------------

     The Company had a negative cash flow from operating activities of $421,983 for the year ended June 30, 1998 as compared to a negative cash flow of $334,977 for the same period in 1997, a decrease of $87,006.

     By August 1997, the Company completed a private placement of 207,948 shares of common stock at a price of $3.48 per share for an aggregate consideration of $724,499. These funds were subsequently used for working capital. Additional funds were raised through the exercise of options held by directors and employees.

     At June 30, 1998, the Company had negative working capital of $138,434 as compared to positive working capital of $522,849 at June 30, 1997, a decrease of $661,283. The Company's current ratio (current assets divided by current liabilities) was 0.87 and 1.47 at June 30, 1998 and June 30, 1997, respectively.

     The Company's contracts typically provide for progress payments based upon the achievement of performance milestones or the passage of time. The Company's contracts often provide for the Company's customers to retain a portion of the contract price until the achievement of performance guarantees has been demonstrated. The Company attempts to have its progress billings exceed its costs and estimated earnings on uncompleted contracts; however, it is possible, at any point in time, that costs and estimated earnings can exceed progress billings on uncompleted contracts, which would negatively impact cash flow and working capital. At June 30, 1997, "Deferred costs and unbilled revenue" exceeded "Unearned revenue and contract advances" by $24,595, thereby negatively effecting working capital. At June 30, 1998, "Unearned revenue and contract advances" were less than "Deferred contract cost and unbilled revenue" by $110,988, thereby positively effecting working capital.

     As a result of the loss from operations incurred in the year ended June 30, 1998, the Company depleted its cash resources and had a working capital deficiency at June 30, 1998 of $138,434. As a consequence of such deficiency, Donald R. Spink, Sr., an officer and director of the Company, together with another shareholder of the Company, lent an aggregate of Canadian $200,000 (representing $129,400 at the exchange rate of $.647 at such date) to the Company on October 21, 1998. These loans bear interest at 10% per annum, are repayable on October 21, 2000, and are collateralized by a lien upon and security interest in substantially all of the Company's assets. As an inducement to advance these sums to the Company, the several lenders were granted warrants to purchase an aggregate of 200,000 common shares of the Company at an initial exercise price of $0.50 through October 31, 2000, increasing to $.075 thereafter through October 31, 2002 and to $1.00 thereafter through October 21, 2003, respectively. The warrants, whose initial exercise price was greater than the market price of the Company's common shares on the date such warrants were granted, expire on the earlier of October 31, 2003 or 30 days after the Company's shares have closed at a price per share above $1.50 for 10 consecutive trading days on the NASDAQ over-the-counter Bulletin Board.

     In addition, Patrick J. Forde, an officer and director of the Company, has provided a memorandum of intent to provide a further loan of Canadian $100,000 prior to January 4, 1999 with identical terms to the above loans.

     The aforementioned shareholders have indicated their intention to provide financial support to the Company, if required, to meet working capital needs during the next year.

     The Company believes that projected cash generated from operations and the proceeds from the above mentioned financing will be sufficient to meet its cash needs through the end of the fiscal year ended June 30, 1999.

Year 2000
---------

     The Company has performed a review of its Year 2000 preparedness relative to its products and systems, its accounting software and its computer hardware. The Company believes that it will not incur material costs in connection with becoming Year 2000 compliant. In addition, the Company has received communications from its significant third party vendors and service providers stating that they are generally on target to become Year 2000 compliant in 1999 if they have not already done so. There can be no assurance that these third party vendors and service providers will complete their own Year 2000 compliant projects in a timely manner and that failure to do so would not have an adverse impact on the Company's business.


Quantitative and Qualitative Information About Market Risk
----------------------------------------------------------

     The Company does not engage in trading market risk sensitive instruments and does not purchase hedging instruments or "other than trading" instruments that are likely to expose the Company to market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk. The Company has issued no debt instruments, entered into no forward or future contracts, purchased no options and entered into no swaps. The Company has no bank borrowing facility which could subject it to the risk of interest rate fluctuations.


Item 8.   Financial Statements and Supplementary Data

     Reference is made to pages F-1 through F-19 comprising a portion of this Annual Report on Form 10-KSB.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Reference is made to Registrant's Current Report on Form 8-K dated February 16, 1998 (filed February 20, 1998), the contents of which are incorporated herein by reference, for information relating to Registrant's dismissal of Arthur Andersen LLP as its independent auditors and its subsequent retention of Ernst & Young LLP as its independent auditors.

                                   PART III


Item 10.  Directors and Executive Officers of Registrant

     The Company's executive officers and directors are as follows:

     Name                        Age         Positions and Offices
     ----                        ---         ----------------------

Dr. Donald R. Spink, Sr.         74          Chairman of the Board

Edward F. Spink                  43          President and Director

Patrick J. Forde                 64          Secretary/Treasurer
                                             and Director

Richard H. Hurd                  61          Director and Assistant
                                             Secretary

Robert J. Ferb                   55          Director

Richard A. Horgan                55          Director

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

     RICHARD H. HURD served as President of the Company from August 1993 to August 1997 and Treasurer of the Company from April 1994 to August 1997. He has been a director of the Company since February 1993. Mr. Hurd was Vice President
- Finance and Corporate Development of the Company between May 1993 and July 1993, and the Company's director of finance and corporate development between February 1993 and May 1993. Mr. Hurd has been President and sole owner of RHB Capital Company Inc., a financial consulting company since 1987.

     ROBERT J. FERB served as Secretary and a director of the Company from 1988 to August 1997. Mr. Ferb has provided various legal services to the Company.

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

     Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no such forms were required for those persons, the Company believes that during the fiscal year ended June 30, 1998, all filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

Item 11.  Executive Compensation

     Summary Compensation
     --------------------

     Set forth below is the aggregate compensation for services rendered in all capacities to the Company during its fiscal years ended June 30, 1998 and 1997 to its chief executive officer and each of its executive officers whose compensation exceeded $100,000 during its fiscal year ended June 30, 1998 (the "Named Officer"):

                                                             LONG TERM COMPENSATION
                                                            ------------------------
                                 ANNUAL COMPENSATION               AWARDS
                                 -------------------        ------------------------
                     FISCAL
NAME AND             YEAR                                   RESTRICTED   NUMBER OF
PRINCIPAL            ENDED                                  STOCK        OPTIONS AND
POSITION             June 30,    SALARY    COMMISSIONS(1)   AWARDS       WARRANTS
----------           --------    ------    --------------   --------     -----------
Edward F. Spink      1998        30,754    52,231               -             -
 President           1997        31,911    68,122               -             -

 ____________
(1) Commissions represent a fixed percentage of sales recorded in each fiscal year. Effective July 1, 1998, Edward F. Spink's compensation was revised to include a base salary of $100,000 Canadian (US$63,000 at $1.47) plus a discretionary bonus to be determined at the end of each fiscal year by the Board of Directors.


     Option Grants in Last Fiscal Year
     ---------------------------------

     There were no option grants to the Named Officer during the year ended June 30, 1998. As provided in the Plan, one employee - director and two non-employee directors of the Company were granted options on the Consolidation Date to acquire, respectively, 100,000, 50,000 and 50,000 shares of the Company's Common Stock at an exercise price of $1.00 per share, being the market price of the Company's Common Stock on the Consolidation Date. These options expire two year from the Consolidation Date.


     Aggregated Option and Warrant Exercises in Last
     Fiscal Year and Fiscal Year End Option Values
     -----------------------------------------------

     Set forth below is further information with respect to unexercised options and warrants to purchase the Company's Common Stock granted to the Named Officer in the fiscal year ended June 30, 1998 and prior years.


                   Number of            Number of Exercised         Value of Unexercised
                   Shares               Options and Warrants        In-the-Money Options and
                   Acquired             at April 30, 1998           Warrants at April 30, 1998
                   on         Value     --------------------------  ---------------------------
Name               Exercise   Realized  Exercisable  Unexercisable  Exercisable   Unexercisable
----               ---------  --------  -----------  -------------  ------------  -------------
Edward F. Spink        -         -          -             -               -             -

Employment Agreements
---------------------

     None of the Company's current executive officers is employed pursuant to an employment agreement with the Company.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth, as of June 30, 1998 the shares of the Company's Common Stock beneficially owned by each person who, to the knowledge of the Company, is the holder of 5% or more of the Common Stock of the Company, by each director of the Company, by the Named Officer and by all of the executive officers and directors of the Company as a group:

                              Amount and
Name of                       Nature of          Approximate
Beneficial Owner or           Beneficial         Percentage
Identity of Group             Ownership(1)       of Class
---------------------------   -------------      -----------
Dr. Donald R. Spink, Sr.       3,356,931(1)(2)       32.9%
*
Edward F. Spink                  465,338(1)           4.6%
*
Patrick J. Forde                 719,159(1)(3)        7.1%
*
Richard H. Hurd                  213,938(1)(4)        2.1%
**
Robert J. Ferb                   108,437(1)(5)        1.1%
**
Richard A. Horgan                122,226(1)(6)        1.2%
**
Canadian Venture Founders      1,334,979(1)          13.1%
114 Lakeshore Road East
Oakville, Ontario L6J 6N2
Canada

All executive officers         4,986,029(1)-(6)      48.9%
 and directors as a
 group (6 persons)

___________
*    550 Parkside Drive, Suite A-14, Waterloo, Ontario  N2L 5V4, Canada.
**   11 Melanie Lane, Unit 22A, East Hanover, NJ 07936.
(1) Represents shares of Sonic Canada Inc., a wholly owned subsidiary of the Company, which by their terms are convertible at any time into a like number of shares of Common Stock of the Company ("Sonic Canada Shares").
(2) Includes 3,008,186 Sonic Canada Shares owned by Canadian numbered corporation, over which shares Dr. Spink exercises voting control.
(3) Includes 507,642 Sonic Canada Shares owned by the Patrick and Joan Forde Family Trust.
(4) Includes 1,195 shares owned by Mr. Hurd's spouse, as to which Mr. Hurd disclaims any beneficial ownership; also includes 100,000 shares issuable upon exercise of an option expiring in August 1999 at an exercise price of $1.00 per share, which option was granted pursuant to the Plan.
(5) Includes 50,000 shares issuable upon the exercise of an option expiring in August 1999 at an exercise price of $1.00 per share, which option was granted to the Plan.
(6) Includes 929 and 797 shares owned by Mr. Horgan's spouse and daughter, respectively, as to which Mr. Horgan disclaims any beneficial ownership; also includes 50,000 shares issuable upon exercise of an option expiring in August 1999 at an exercise price of $1.00 per share, which option was granted pursuant to the Plan.


Item 13.  Certain Relationships and Related Transactions

     Edward F. Spink is Dr. Donald R. Spink, Sr.'s son.

                                    PART IV


Item 14. Exhibits, Financial Statements Schedules and Exhibits, List and Reports on Form 8-K

     (a)  Financial Statements and Financial Statements Schedules:

          (i)       Financial Statements                    Page
                    --------------------                    ----

                    Reports of Independent Public
                         Auditors                           F-1
                    Consolidated Balance Sheet -
                         June 30, 1998                      F-2
                    Consolidated Statements of
                         Operations and deficit
                         for the years ended
                         June 30, 1998 and 1997             F-4
                    Notes to Consolidated Financial
                         Statements                         F-6 - F27

          (ii)      Financial Statements Schedules
                    ------------------------------

                    None


     The other financial statement schedules are omitted because the conditions requiring their filing do not exist or the information required thereby is included in the financial statements filed, including the notes thereto.

     (b)  Exhibits, List and Reports on Form 8-K:

          (i)       Exhibits
                    --------

                    21 - Subsidiaries
                    27 - Financial Data Schedule

          (ii)      List
                    ----

                    Inapplicable.

          (iii)     Reports on Form 8K
                    ------------------

                    None.

                         INDEPENDENT AUDITORS' REPORT



To the Stockholders of
TurboSonic Technologies, Inc.

We have audited the accompanying consolidated balance sheet of TURBOSONIC TECHNOLOGIES, INC. and subsidiaries as of June 30, 1998, and the related consolidated statements of operations and deficit and cash flows for the years ended June 30, 1998 and 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TurboSonic Technologies, Inc. and subsidiaries as of June 30, 1998 and the consolidated results of its operations and its cash flows for the years ended June 30, 1998 and 1997 in conformity with accounting principles generally accepted in the United States.



                                                  /s/ ERNST & YOUNG
                                                  Ernst & Young
                                                  Chartered Accountants


Kitchener, Canada
August 21, 1998.  Chartered Accountants
[Except for note 15 which is as of October 21, 1998.]

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES
[Incorporated under the laws of Delaware, United States of America]

                          CONSOLIDATED BALANCE SHEET


As at June 30                           Expressed in United States dollars


                                                                  1998
                                                                    $
--------------------------------------------------------------------------------

ASSETS
CURRENT
Cash                                                            69,277
Accounts receivable [note 4]                                   491,137
Income taxes recoverable                                        29,135
Inventories [note 5]                                           137,388
Deferred contract costs and unbilled revenue                    52,764
Other current assets                                           111,286
--------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                           890,987
--------------------------------------------------------------------------------

Fixed assets [note 6]                                          113,489
Investment in unconsolidated subsidiaries                       10,746
Goodwill, less accumulated amortization                      1,395,943
Other assets                                                     9,660
--------------------------------------------------------------------------------
                                                             1,529,838
--------------------------------------------------------------------------------
TOTAL ASSETS                                                 2,420,825
--------------------------------------------------------------------------------

See accompanying notes

                                                                       1998
                                                                        $
--------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT
Accounts payable and accrued charges                                   675,428
Accrued commissions                                                     35,940
Accrued professional fees                                              154,301
Unearned revenue and contract advances                                 163,752
--------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                            1,029,421
--------------------------------------------------------------------------------
Accrued charges                                                        152,262
--------------------------------------------------------------------------------
TOTAL LIABILITIES                                                    1,181,683
--------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES [note 13]

ShareHOLDERS' EQUITY
Share capital [note 7]
Authorized
21,800,000 common shares par value $0.10 per share
 8,200,000 exchangeable common shares par value
           $0.10 per share [note 1]
Issued
1,800,000  common shares                                                    --
8,200,000  exchangeable shares                                       2,299,096
Additional paid-in capital                                           1,439,586
--------------------------------------------------------------------------------
                                                                     3,738,682
(Deficit)                                                           (2,481,156)
Currency translation adjustments                                       (18,384)
--------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                           1,239,142
--------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           2,420,825
--------------------------------------------------------------------------------

TurboSonic TECHNOLOGIES, INC. AND SUBSIDIARIES


                     CONSOLIDATED STATEMENT OF OPERATIONS
                                  AND DEFICIT


Year ended June 30                         Expressed in United States dollars


                                                          1998          1997
                                                           $             $
--------------------------------------------------------------------------------

CONTRACT REVENUE AND SALES                              2,848,560     4,149,912
Contract costs and cost of sales                        1,965,344     2,600,389
--------------------------------------------------------------------------------
GROSS MARGIN                                              883,216     1,549,523
--------------------------------------------------------------------------------

EXPENSES
Selling, general and administrative                     1,445,937       813,633
Research and development [note 8]                         108,670       161,837
Engineering                                               302,649       211,222
Debt conversion expense [note 9]                           94,675            --
Stock-based compensation                                       --       354,607
--------------------------------------------------------------------------------
                                                        1,951,931     1,541,299
--------------------------------------------------------------------------------
(Loss) income from operations                          (1,068,715)        8,224
Interest income                                            12,895         9,529
--------------------------------------------------------------------------------
(Loss) income before income taxes                      (1,055,820)       17,753
(Recovery of) provision for income taxes [note 10]        (13,925)       58,554
--------------------------------------------------------------------------------
NET (LOSS)                                             (1,041,895)      (40,801)

(Deficit), beginning of year                           (1,439,261)   (1,398,460)
--------------------------------------------------------------------------------
(DEFICIT), END OF YEAR                                 (2,481,156)   (1,439,261)
--------------------------------------------------------------------------------

(LOSS) PER SHARE [note 11]
Basic and diluted                                          $(0.12)       $(0.00)
--------------------------------------------------------------------------------

See accompanying notes

TurboSonic TECHNOLOGIES, INC. AND SUBSIDIARIES


                     CONSOLIDATED STATEMENT OF CASH FLOWS


Year ended June 30                           Expressed in United States dollars



                                                            1998          1997
                                                             $              $
-----------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net (loss)                                               (1,041,895)     (40,801)
Add (deduct) charges to operations not requiring a
 current cash payment
  Depreciation and amortization                             270,735       20,260
  Debt conversion expense                                    94,675           --
  Stock-based compensation                                       --      354,607
(Gain) on sale of fixed assets                                   --         (366)
-----------------------------------------------------------------------------------
                                                           (676,485)     333,700
Changes in non-cash working capital balances related
 to operations [note 12]                                    254,502     (668,677)
-----------------------------------------------------------------------------------
CASH (APPLIED TO) OPERATING ACTIVITIES                     (421,983)    (334,977)
-----------------------------------------------------------------------------------

INVESTING ACTIVITIES
Reverse acquisition [note 1]                                     --           --
Purchase of fixed assets                                    (47,394)     (17,071)
Deposit and prepaid costs                                  (118,391)    (366,582)
Advances to Sonic Environmental Systems, Inc.                    --      (98,972)
Proceeds on disposal of fixed assets                             --          366
-----------------------------------------------------------------------------------
CASH (APPLIED TO) INVESTING ACTIVITIES                     (165,785)    (482,259)
-----------------------------------------------------------------------------------

FINANCING ACTIVITIES
Issue of common shares                                      144,113    1,044,758
Cash held in trust                                           67,427      (69,229)
Deposit on common share offering                           (109,355)     112,278
-----------------------------------------------------------------------------------
CASH PROVIDED BY FINANCING ACTIVITIES                       102,185    1,087,807
-----------------------------------------------------------------------------------
Effect of exchange rate changes on cash                     (26,773)      (1,130)
-----------------------------------------------------------------------------------

NET CASH (APPLIED) PROVIDED DURING YEAR                    (512,356)     269,441
Cash, beginning of year                                     406,847      137,406
Cash, acquired on reverse acquisition                       174,786           --
-----------------------------------------------------------------------------------
CASH, END OF YEAR                                            69,277      406,847
-----------------------------------------------------------------------------------

See accompanying notes

TurboSonic TECHNOLOGIES, INC. AND SUBSIDIARIES


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


June 30, 1998                                Expressed in United States dollars



1. ORGANIZATION AND BUSINESS DESCRIPTION

During the 1997 fiscal year, Sonic Environmental Systems ["Sonic"] entered into certain transactions and agreements involving Turbotak Technologies, Inc. ["Turbotak"], a Canadian corporation, that resulted in the stockholders of Turbotak acquiring a controlling interest of Sonic on August 27, 1997.

On September 16, 1996, Sonic consented to the entry of an Order for Relief under Chapter 11 of the United States Bankruptcy Code. On July 3, 1997 the Bankruptcy Court confirmed the Debtor's First Amended Plan of Reorganization ["Plan"]. Subsequent to the approval, the Plan was modified and a Combination Agreement was drawn up between Sonic and Turbotak which was approved by the stockholders of Turbotak on August 25, 1997.

Pursuant to the Plan and Combination Agreement, effective August 27, 1997, the transaction date, Sonic amended its certificate of incorporation to change its name to TurboSonic Technologies, Inc. ["TurboSonic" or "the Company"]. All existing and outstanding stock, warrants and options of Sonic were terminated and cancelled. TurboSonic has authorized share capital of 30,000,000 common shares. TurboSonic incorporated a subsidiary corporation [TurboSonic Canada] in the Province of Ontario, Canada which was authorized to issue Class A and Class B common shares. TurboSonic subscribed for 100% of TurboSonic Canada's Class A shares in exchange for a nominal capital contribution.

Also on August 27, 1997, the stockholders of Turbotak exchanged their shares for TurboSonic Canada's Class B shares, which were distributed to each stockholder of Turbotak on a pro rata basis. As a result of this exchange, Turbotak became a wholly-owned subsidiary of TurboSonic Canada. The Class B shares of TurboSonic Canada are exchangeable, at any time, at the election of the holders of such shares, into an equivalent number of such shares of TurboSonic and have voting rights through a trustee.

The exchangeable shares of TurboSonic Canada represent approximately 82% of the outstanding shares of TurboSonic and represent voting control. Approximately 13% of the shares of TurboSonic were issued to the existing stockholders of the Company and the balance were issued in accordance with the Plan to unsecured creditors and other identified interests.

TurboSonic TECHNOLOGIES, INC. AND SUBSIDIARIES


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


June 30, 1998                                Expressed in United States dollars


1. ORGANIZATION AND BUSINESS DESCRIPTION CONT'D

This reorganization is accounted for as a reverse acquisition in accordance with accounting principles generally accepted in the United States. Application of reverse acquisition accounting results in the following:

(i) The consolidated financial statements of the combined entity are issued under the name of the legal parent [TurboSonic] but are considered a continuation of the financial statements of the legal subsidiary [Turbotak];
(ii) As Turbotak is deemed to be the acquirer for accounting purposes, its assets and liabilities are included in the consolidated financial statements of the continuing entity at their carrying values; and
(iii) For purposes of the business combination, the consideration is the $990,304 ascribed to the 9,847,370 common shares of Sonic outstanding immediately prior to the business combination plus $484,313 of transaction costs.

The purchase price attributed to Turbotak as the acquirer includes the following:

                                                                                         $
------------------------------------------------------------------------------------------------
Acquisition cost of the bank note payable by Sonic Environmental Systems, Inc.       250,000
Professional fees                                                                    234,313
Exchange of shares                                                                   990,304
------------------------------------------------------------------------------------------------
TOTAL CONSIDERATION                                                                1,474,617
------------------------------------------------------------------------------------------------

Management has made an allocation of the purchase price among the individual assets and liabilities of Sonic Environmental Systems, Inc. as follows:

                                                                                         $
------------------------------------------------------------------------------------------------
Current assets                                                                       481,911
Capital assets                                                                        71,386
Other assets                                                                          99,308
------------------------------------------------------------------------------------------------
                                                                                     652,605
Current liabilities                                                                  727,406
------------------------------------------------------------------------------------------------
                                                                                     (74,801)
Goodwill                                                                           1,549,418
------------------------------------------------------------------------------------------------
TOTAL PURCHASE PRICE                                                               1,474,617
------------------------------------------------------------------------------------------------

TurboSonic TECHNOLOGIES, INC. AND SUBSIDIARIES


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


June 30, 1998                                Expressed in United States dollars


1. ORGANIZATION AND BUSINESS DESCRIPTION CONT'D

The following pro forma information represents values as if Sonic and Turbotak had been consolidated July 1, 1996:

                                                                      $
--------------------------------------------------------------------------------
Revenue                                                          6,209,440
Net (loss)                                                        (500,128)
(Loss) per share - basic                                             (0.05)

The US-based Company with its Canadian subsidiaries designs and markets air pollution control systems including scrubber and spray nozzle systems. The scrubber systems are mainly targetted to the North America pulp and paper industry and other industrial manufacturers. The main markets for the nozzle systems are the cement and steel industries. The Company allocates resources to research and development to enhance the current product lines and their applications. Information on segmented reporting is included in note 14.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and are within the framework of the significant accounting policies summarized below:

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. Significant inter-company accounts and transactions have been eliminated in consolidation. Investments in a majority-owned subsidiary where control is temporary is accounted for under the equity method.

INVENTORIES

Raw materials are valued at the lower of cost, on a first-in, first-out basis, and replacement cost.

Finished goods are valued at the lower of cost, on a first-in, first-out basis, and net realizable value. Net realizable value is defined as selling price less estimated selling costs.

TurboSonic TECHNOLOGIES, INC. AND SUBSIDIARIES


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


June 30, 1998                                Expressed in United States dollars


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONT'D

GOODWILL

Goodwill that arose on the reverse acquisition of TurboSonic Technologies, Inc. is being amortized over 10 years. Amortization expense in fiscal 1998 and accumulated amortization at June 30, 1998 was $153,475. Goodwill is recorded at the lower of book value and net recoverable amount. Any impairment in value is recorded in earnings when it is identified based on management's projected undiscounted future cash flows from the related operations.

FIXED ASSETS

Fixed assets and leasehold improvements are recorded at cost. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets, typically 5 or 7 years. Leasehold improvements are amortized on a straight-line basis over the lease term.

Full depreciation is taken in the year of acquisition and none in the year of disposal.

INVESTMENTS

Investments in a majority-owned subsidiary, disclosed below, where control is temporary and investments in a less-than-50%-owned company are accounted for on the equity method whereby the original investment is recorded at cost and adjustments are made for the Company's share of undistributed earnings or losses of these companies.

In 1994, the Company acquired an 80% interest in Euthenergy International, Inc.
(EII). The agreement provides a purchase option which will enable the minority stockholder to reacquire the Company's 80% interest in EII for the greater of
(1) five times EII's average pre-tax profits or (2) a sum equal to (A) all indebtedness owed to the Company by EII and (B) the aggregate face value of EII's firm backlog, both measured as of the date of the exercise of the purchase option. The option initially became exercisable within 30 days after the release of EII's financial statements for the fiscal year ended April 30, 1997 and annually thereafter upon release of each successive year's financial statements.

As the result of the temporary control aspect of the EII acquisition, management of the Company has not consolidated this subsidiary and is recording its investment on the equity basis.

TurboSonic TECHNOLOGIES, INC. AND SUBSIDIARIES


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


June 30, 1998                                Expressed in United States dollars


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONT'D

ACCOUNTING FOR REVENUES AND LONG-TERM CONTRACTS

The Company derives revenue from long-term contracts which require performance [i.e. design, construction and performance testing] over a time span which may extend one or more accounting periods. Generally, the percentage-of-completion method is used to account for long-term contracts. For contracts involving significant uncertainty, such as the use of new technology, the completed contract method is used. Other revenues are recorded when products are shipped to the customer or services are performed.

The percentage-of-completion is determined by best available engineering estimates. When the current estimated costs to complete indicate a loss, such losses are recognized immediately for accounting purposes.

Contract revenues recorded under the percentage-of-completion method in excess of amounts billed are classified as deferred contract costs and unbilled revenue. Amounts billed in excess of revenue earned and work-in-process balances are classified as unearned revenue and contract advances.

GOVERNMENT GRANTS

Government grants are recorded when qualifying expenditures are incurred or the specific terms of grant contracts are fulfilled. Grants received in advance of the incurrence of qualifying expenditures are recorded as deferred grant revenue. Grants received to finance specific expenses are included in the statement of income as a reduction of these expenses. Grants received to finance capital expenditures are applied to reduce the cost of the related capital assets.

INVESTMENT TAX CREDITS

Investment tax credits are accrued when qualifying expenditures are made and there is reasonable assurance that the credits will be realized. Investment tax credits earned with respect to current expenditures for qualified research and development activities are included in the statement of income as a reduction of expenses. Tax credits earned with respect to capital expenditures are applied to reduce the cost of the related fixed assets.

RESEARCH AND DEVELOPMENT EXPENDITURES

Research and development costs [other than capital expenditures] are expensed as incurred. Expenditures are reduced by any related investment tax credits and government grants.

TurboSonic TECHNOLOGIES, INC. AND SUBSIDIARIES


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


June 30, 1998                                Expressed in United States dollars


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONT'D

INCOME TAXES

The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ["SFAS 109"]. SFAS 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance against the deferred tax assets is provided when it is more likely than not that a portion or all of a deferred tax asset will not be realized.

ADVERTISING COSTS

All costs associated with advertising and promoting products are expensed as incurred. Advertising and promotion expense was $18,390 in 1998 and $24,596 in 1997.

STOCK-BASED COMPENSATION

The Company grants subscription warrants for a fixed number of Class B shares to employees and options to employees and certain directors for common shares. The Company accounts for the warrant and option grants in accordance with APB Opinion No. 25, Accounting for Stock Issues to Employees, and, where the exercise price approximates the share value on the date of the grant, recognizes no compensation expense. For the stock option grants in 1998 no compensation expense was recognized; in fiscal 1997 $354,607 was recognized.

In October 1995, the Financial Accounting Standards Board ["FASB"] issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, which provides an alternative to APB Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for stock-based compensation issued to employees. The Statement allows for a fair value based method of accounting for employee stock options and similar equity instruments. However, for companies that continue to account for stock-based compensation arrangements under Opinion No. 25, Statement No. 123 requires disclosure of the pro forma effect on net income and earnings per share of its fair value based accounting for those arrangements. The Company has determined the fair value of the options and warrants at their date of grant using a Black-Scholes option pricing model.

TurboSonic TECHNOLOGIES, INC. AND SUBSIDIARIES


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


June 30, 1998                                Expressed in United States dollars


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONT'D

LOSS PER SHARE

The loss per share figures are calculated on the following basis: the number of shares outstanding prior to the date of the reverse acquisition are deemed to be the number of shares issued by the legal parent to the shareholder of the legal subsidiary. The number of shares outstanding from the date of the reverse acquistion to the end of the fiscal period are deemed to be the actual number of shares of the legal parent outstanding in that period. The loss per share is calculated using the weighted average number of shares based on the aforementioned determined number of shares.

In computing the loss per share, the Company has adopted Statement of Financial Accounting Standard No. 128 ["SFAS 128"], Earning per Share; there was no impact on prior year's per share amounts. In addition, the TurboSonic Canada Class B exchangeable shares are considered outstanding common shares of TurboSonic. There is no effect on the diluted (loss) per share as the effect of exercising options would be anti-dilutive.

FOREIGN CURRENCY TRANSLATION

The Company maintains its accounts in Canadian dollars for Canadian-based subsidiaries, their functional currency, and in United States dollars for the legal parent company. The financial statements have been translated into United States dollars in accordance with FASB Statement No. 52, Foreign Currency Translation. All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Income statement amounts have been translated using the average exchange rate for the year. The gains and losses resulting from the changes in exchange rates from year to year have been reported separately as a component of shareholders' equity.

FOREIGN CURRENCY TRANSACTIONS

Monetary assets and liabilities are translated to the Company's functional currency equivalent at the year-end exchange rate. Revenues and expenses are translated to the Company's functional currency using the average exchange rate for each month.

TurboSonic TECHNOLOGIES, INC. AND SUBSIDIARIES


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


June 30, 1998                                Expressed in United States dollars


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONT'D

USE OF ESTIMATES

In preparing these consolidated financial statements in accordance with accounting principles generally accepted in the United States, management is required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant estimates include allowance for doubtful accounts, inventory obsolescence, investment tax credits and profitability on long-term contracts. Actual results could differ from those estimates.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1997, the FASB issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, which is required to be adopted for the Company's financial statements for the year ended June 30, 1999. Under the new requirements, financial information about operating segments should be reported on the basis that is used internally by the Company for evaluating operating segments and resource allocation decisions. Also in June 1997, the FASB issued Statement No. 130, Reporting Comprehensive Income which is required to be adopted for the Company's quarterly reporting beginning September 30, 1998. In February 1998, the FASB released Statement No. 132, Employers' Disclosures about Pensions and other Postretirement Benefits - an amendment of FASB Statements No. 87, 88 and 106. In June 1998, the FASB released Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is effective for fiscal years beginning after June 15, 1999. The Company has not determined the effect, if any, of these pronouncements on its consolidated financial statements.

3. FINANCIAL INSTRUMENTS

Fair value of financial instruments

The carrying amounts reported in the balance sheet for cash, accounts receivable, accounts payable and accrued liabilities approximate fair value based on the short-term maturity of these instruments.

TurboSonic TECHNOLOGIES, INC. AND SUBSIDIARIES


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


June 30, 1998                                Expressed in United States dollars


3. FINANCIAL INSTRUMENTS CONT'D

Concentration of risk

Financial instruments that potentially subject the Company to credit risk consist principally of trade accounts receivable. The Company designs and sells environmental scrubbers and nozzles. Sales are made to end users of all sizes located primarily in North America. Receivables are unsecured. The Company provides an allowance for doubtful accounts equal to the estimated losses expected to be incurred in the collection of accounts receivable. Allowances recorded up to June 30, 1998 have not been material.

As at June 30, 1998 the Company had one customer that comprised 24% of the total trade receivable balance and had no customers that comprised more than 10% of the total trade receivable balance in fiscal 1997. For the year ended June 30, 1998, the Company had one customer that comprised 10% of total revenue, and one customer in fiscal 1997 that comprised 42% of total revenue.

Trade accounts receivable and trade accounts payable are received or paid in either U.S. or Canadian dollars. Accordingly, the Company is at risk of a loss for decreases in the value of the Canadian dollar relative to the U.S. dollar for trade accounts receivable and increases in the value of the Canadian dollar relative to the U.S. dollar for trade accounts payable. The Company does not use financial instruments to mitigate the foreign exchange risk.

The Company's cash balances are maintained in one United States chartered bank which is a AA rated financial institution. The Company's cash balances for the Canadian-based subsidiaries are maintained in one Canadian chartered bank which is a AA rated financial institution.

4. ACCOUNTS RECEIVABLE

                                                                    1998
                                                                      $
--------------------------------------------------------------------------------
Trade accounts receivable                                        510,724
Other receivables                                                 89,529
Allowance for doubtful accounts                                 (109,116)
--------------------------------------------------------------------------------
                                                                 491,137
--------------------------------------------------------------------------------

Bad debt expense was $2,924 in 1998 and $10,650 in 1997.

TurboSonic TECHNOLOGIES, INC. AND SUBSIDIARIES


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


June 30, 1998                                Expressed in United States dollars


5. INVENTORIES

                                                                   1998
                                                                     $
--------------------------------------------------------------------------------
Raw materials                                                    13,405
Finished goods                                                  123,983
--------------------------------------------------------------------------------
                                                                137,388
--------------------------------------------------------------------------------


6. FIXED ASSETS

                                                   ACCUMULATED
                                                  DEPRECIATION
                                                       AND       NET BOOK
                                           COST    AMORTIZATION   VALUE
1998                                        $           $           $
--------------------------------------------------------------------------------
Office equipment                         401,500       340,050    61,450
Other equipment                          327,097       294,871    32,226
Leasehold improvements                    23,865         4,052    19,813
--------------------------------------------------------------------------------
                                         752,462       638,973   113,489
--------------------------------------------------------------------------------

TurboSonic Technologies, Inc. and Subsidiaries


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


June 30, 1998                              Express in United States dollars


7. SHARE CAPITAL

TO AUGUST 27, 1997

The authorized share capital of Turbotak which, for accounting purposes, is deemed to have acquired Sonic effective August 27, 1997, consisted of an unlimited number of common shares without par value and 200,000 Class B, non-voting, non-cumulative, special shares redeemable for $0.01 per share. Changes in the capital stock of Turbotak to August 27, 1997, the effective date of the business combination with Sonic, were as follows:

                                      COMMON SHARES                  CLASS B SHARES
                                      -------------                  --------------
                            Number       Stated      Paid-in       Number      Stated
                           of shares     capital     capital     of shares     capital
                               #            $           $            #            $
---------------------------------------------------------------------------------------
BALANCE JUNE 30, 1997      1,509,413     1,382,656   354,607        66,600       --
 Debenture conversion        290,562       772,327    94,675            --       --
 Debenture option
   exercise                   25,000        18,014        --            --       --
 Conversion of warrants           --            --        --        11,800       --
---------------------------------------------------------------------------------------
BALANCE AUGUST 27, 1997    1,824,975     2,172,997   449,282        78,400       --
---------------------------------------------------------------------------------------

During fiscal 1998, the Company's debenture holder converted the debt instrument into common shares as disclosed in note 9, including its option of purchasing 25,000 common shares at $0.72 [$1.00 Cdn.] per share.

In prior years, as part of its discretionary incentive plan, the Company issued subscription warrants to employees which, upon becoming vested, may be redeemed for Class B shares at a price of $0.001. In the past, the vesting period ranged from one day to three years upon the discretion of the President of the Company. As a result of a resolution of the Board of Directors, the outstanding warrants were able to be exercised at the earliest of the original vesting date and the effective date of the Combination Agreement discussed in note 1. The warrants expire five years after they are vested. The number of subscription warrants issued is determined by the President of the Company up to an accumulated total of 200,000.

As a result of the reverse acquisition, the outstanding warrants as at June 30, 1997 [11,800] were converted to Class B shares. No additional warrants were issued during fiscal 1998.

TurboSonic Technologies, Inc. and Subsidiaries


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


June 30, 1998                              Express in United States dollars


7. SHARE CAPITAL CONT'D

AS AT AUGUST 27, 1997

For accounting purposes, the share capital of the continuing consolidated entity as at August 27, 1997 is computed as follows:

                                                                       $
--------------------------------------------------------------------------------
Existing share capital and paid-in capital of
 Turbotak, August 27, 1997                                         2,622,279
Ascribed value of the shares of Sonic                                990,304
--------------------------------------------------------------------------------
SHARE CAPITAL OF SONIC, AUGUST 27, 1997                            3,612,583
--------------------------------------------------------------------------------

As a result of the business combination, Turbotak became a wholly-owned subsidiary of Sonic. For accounting purposes, at August 27, 1997, the outstanding shares of the continuing consolidated entity consisted of the number of Sonic shares issued to that date with an ascribed value equal to the share capital of the continuing consolidated entity as computed above. As a result, the number of outstanding shares of Sonic as at August 27, 1997 is computed as follows:

                                                                             NUMBER OF
                                                                                SHARES
-----------------------------------------------------------------------------------------
Existing outstanding shares of Sonic, August 27, 1997                        9,847,370
Share transactions related to the business combination:
 Share consolidation upon bankruptcy                                        (8,511,370)
 Issued to Turbotak shareholders                                             8,051,950
 Other issuances of common shares                                              464,000
-----------------------------------------------------------------------------------------
OUTSTANDING COMMON SHARES OF SONIC, AUGUST 27, 1997                          9,851,950
-----------------------------------------------------------------------------------------

TO JUNE 30, 1998

The authorized share capital of the Company consists 30,000,000 common shares with a par value of $0.10.

                                                                 #              $
------------------------------------------------------------------------------------------
BALANCE AUGUST 27, 1997                                     9,851,950        3,612,583
Private placement                                             148,050          126,099
------------------------------------------------------------------------------------------
BALANCE JUNE 30, 1998                                      10,000,000        3,738,682
------------------------------------------------------------------------------------------

TurboSonic Technologies, Inc. and Subsidiaries


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


June 30, 1998                              Express in United States dollars


7. SHARE CAPITAL CONT'D

During fiscal 1998, 148,050 common shares were issued as a private placement for total consideration of $126,099. The price per share was $0.852 [$1.18 Cdn.].

Certain directors were granted options in fiscal 1998, which vested immediately, to purchase a total of 200,000 common shares of the Company at an exercise price of $1.00 per share. The options were outstanding as at June 30, 1998 and expire August 27, 1999.

Stock-based Compensation

Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee and director stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions; risk-free interest rate of 6.00% [6.44% in 1997], dividend yield of 0%, volatility factor of the expected market price of the Company's common stock of .5 and a weighted-average expected life of the options of 2 years [one month in 1997].

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option value models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee and director stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee and director stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                                          1998        1997
                                                            $           $
--------------------------------------------------------------------------------
Pro forma net (loss)                                   (1,049,895)   (41,541)
Pro forma (loss) per share
  Basic and diluted                                         (0.12)        --

TurboSonic Technologies, Inc. and Subsidiaries


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


June 30, 1998                              Express in United States dollars


8. RESEARCH AND DEVELOPMENT EXPENSES

                                                          1998        1997
                                                            $           $
--------------------------------------------------------------------------------
Expenses incurred                                      111,419       169,156
Government grants                                       (2,749)       (7,319)
--------------------------------------------------------------------------------
                                                       108,670       161,837
--------------------------------------------------------------------------------

9. DEBT CONVERSION EXPENSE

After amendments to the original convertible debenture agreement, the debenture holder agreed to waive accrued interest of $51,762 outstanding on the principal portion of the debenture and, the Company issued 290,562 common shares on the conversion of the $720,565 [$1,000,000 Cdn] principal amount. The total of $772,327 is reflected in share capital, as disclosed in note 7. The Company also granted to the debenture holder an option to acquire up to 25,000 common shares of the Company at a price of $0.72 [$1.00 Cdn] per share for five years.

Based upon the fair market value of the shares when the amendments were made, the transaction gave rise to an expense of $94,675.

TurboSonic Technologies, Inc. and Subsidiaries


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


June 30, 1998                              Express in United States dollars


10. INCOME TAXES

                                             1998                 1997
                                         $           %         $       %
--------------------------------------------------------------------------------
(Recovery of) provision for income
 taxes based on basic Canadian
  federal income tax rates               (303,400)  (29)      5,167     29
(Recovery of) provision for income
 taxes based on basic Canadian
  provincial income tax rates            (161,494)  (16)      2,750     15
Lower effective tax rate of other
 countries                                 27,823     3          --     --
Increase (decrease) resulting from -
 Debt conversion expense                   39,663     4          --     --
 Goodwill amortization                     44,639     4          --     --
 Small business deduction                  29,912     3     (32,204)  (181)
 Realization of loss carryforwards
  from prior years                        (17,423)   (2)   (147,529)  (831)
 Benefits of loss carryforwards not
  recognized                              302,934    30      72,144    407
 Stock-based compensation                      --    --     158,226    892
 Other                                     23,421     2          --     --
--------------------------------------------------------------------------------
                                          (13,925)   (1)     58,554    331
--------------------------------------------------------------------------------

Income taxes paid are as follows:

                                                            1998        1997
                                                              $           $
--------------------------------------------------------------------------------
Canadian Federal                                           7,753          --
U.S. Federal                                              21,166          --
Canadian Provincial                                        1,998          --
--------------------------------------------------------------------------------
                                                          30,917          --
--------------------------------------------------------------------------------

TurboSonic Technologies, Inc. and Subsidiaries


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


June 30, 1998                              Express in United States dollars


10. INCOME TAXES CONT'D

Income tax refunds received are as follows:

                                                  1998       1997
                                                    $          $
--------------------------------------------------------------------------------
Canadian Federal                               (10,724)       --
Canadian Provincial                             (7,948)       --
--------------------------------------------------------------------------------
                                               (18,672)       --
--------------------------------------------------------------------------------

The Company is eligible for investment tax credits with respect to qualifying scientific research and experimental development expenditures in Canada. An amount of approximately $3,000 relating to investment tax credits for the 1996 year and approximately $42,000 for the 1995 year is included in income taxes recoverable on the balance sheet as at June 30, 1998 and is subject to review and audit by Revenue Canada. As a result of uncertainty related to Revenue Canada's current assessing practices regarding claims for scientific research and experimental development expenditures, no amount has been accrued for potential investment tax credits in 1998 or 1997. Although the Company has used its best judgment and understanding of the related income tax legislation in determining this amount it is possible that the amounts could change by a material amount dependent on the review and audit by Revenue Canada.

The Company has filed additional claims for investment tax credits related to prior years. The benefit of these claims, if any, will be recognized in the Company's accounts following audit and approval by Revenue Canada. It is possible that the amount could be material.

The Company and its subsidiaries have unutilized, non-capital losses at June 30, 1998 available of approximately $8,900,000 for United States income tax purposes to carry forward to future years, which expire in the years 2009 through 2018.

The Company and its subsidiaries have unutilized, non-capital losses at June 30, 1998 available of approximately $900,000 for Canadian income tax purposes to carry forward to future years, which expire in the years 1999 through 2005. If claims for investment tax credits related to prior years are successful, the amount of non-capital losses may be reduced. In addition, the Company has unclaimed scientific research and experimental development expenditures for Canadian tax purposes of approximately $77,000 that may be carried forward indefinitely to reduce taxable income in future years. The benefit of the above amounts has not been recognized in the accompanying financial statements.

TurboSonic Technologies, Inc. and Subsidiaries


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


June 30, 1998                              Express in United States dollars


10. INCOME TAXES CONT'D

Deferred tax liabilities and assets are comprised of the following as at June
30:

                                                   1998         1997
                                                    $            $
--------------------------------------------------------------------------------
Tax over book depreciation                          13,966          --
--------------------------------------------------------------------------------
TOTAL DEFERRED TAX LIABILITIES                      13,966          --
--------------------------------------------------------------------------------

Book over tax depreciation                              --         262
Net operating loss carryforward                  3,475,214     325,046
--------------------------------------------------------------------------------
TOTAL DEFERRED TAX ASSETS                        3,475,214     325,308
Valuation allowance for deferred tax assets     (3,475,214)   (325,308)
--------------------------------------------------------------------------------
NET DEFERRED TAX LIABILITY (ASSET)                      --          --
--------------------------------------------------------------------------------

11. LOSS PER SHARE

The weighted average number of common shares outstanding for fiscal 1998 was 8,609,707.

The 1997 loss per share reflects the 8,200,000 shares received by Sonic on the reverse acquisition.

In 1998, the effect of the exercise of stock options is anti-dilutive. In 1997, the effect of the convertible debenture, stock options and warrant options was anti-dilutive.

TurboSonic Technologies, Inc. and Subsidiaries


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


June 30, 1998                              Express in United States dollars


12. SUPPLEMENTARY INFORMATION ON CASH FLOWS

                                                                         1998        1997
                                                                           $           $
----------------------------------------------------------------------------------------------
Changes in non-cash working capital balances related to operations
 Decrease (increase) in accounts receivable                             426,654    (349,142)
 (Increase) decrease in income taxes recoverable                        (30,171)     46,798
 Decrease in inventories                                                 16,597       4,108
 Decrease (increase) in deferred contract costs and
   unbilled revenue                                                     249,964    (214,651)
 (Increase) in other current assets                                      (9,621)    (89,782)
 Decrease in other assets                                                     9          --
 (Decrease) in accounts payable and accrued charges                    (281,547)   (239,528)
 (Decrease) increase in unearned revenue and contract advances         (105,010)    160,684
 (Decrease) increase in income taxes payable                            (12,373)     12,836
----------------------------------------------------------------------------------------------
                                                                        254,502    (668,677)
----------------------------------------------------------------------------------------------

The following non-cash investing and financing activities occurred:

The Company issued 290,562 common shares upon the conversion of $720,565 of convertible debentures. In connection with the issuance, the debenture holder waived receipt of accrued interest of $51,297 and issued an option to purchase 25,000 common shares of the Company.

13. COMMITMENTS AND CONTINGENCIES

Operating leases

The Company has entered into operating leases for office equipment and premises. Minimum annual payments under these leases for years after June 30, 1998 are as follows:

                                                                     $
--------------------------------------------------------------------------------
1999                                                             110,117
2000                                                             108,351
2001                                                             100,346
2002                                                             100,346
2003                                                              56,852
--------------------------------------------------------------------------------
                                                                 476,012
--------------------------------------------------------------------------------

TurboSonic Technologies, Inc. and Subsidiaries


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


June 30, 1998                              Express in United States dollars


13. COMMITMENTS AND CONTINGENCIES CONT'D

Rental expense for office equipment and premises was $101,329 in 1998 and $57,284 in 1997.

Litigation

The inventors and/or former owners of the Company's heat exchanger technology have filed lawsuits against the Company for monetary damages and reversion of the patents to them. Although the litigation seeks to terminate the Company's right to utilize the intellectual property, management believes any monetary claims by the litigants arising out of the litigation will be treated in the Plan of Reorganization, discussed in note 1, as unsecured claims and discharged as provided in the Plan.

Uncertainty due to the Year 2000 Issue

The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 Issue may be experienced before, on, or after January 1, 2000, and, if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure which could affect an entity's ability to conduct normal business operations.
It is not possible to be certain that all aspects of the Year 2000 Issue affecting the entity, including those related to the efforts of customers, suppliers, or other third parties, will be fully resolved.

TurboSonic Technologies, Inc. and Subsidiaries


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


June 30, 1998                              Express in United States dollars


14. SEGMENT INFORMATION

Geographic area

Amounts in thousands

                                                              Adjustments
                                                    United        and
                                           Canada   States   Eliminations   Consolidated
----------------------------------------------------------------------------------------------
Sales to unaffiliated customers             2,152      697             --          2,849
Transfers between geographic areas             --       --             --             --
----------------------------------------------------------------------------------------------
TOTAL REVENUE                               2,152      697             --          2,849
----------------------------------------------------------------------------------------------

OPERATING (LOSS)                             (295)    (438)            --           (733)
Debt conversion expense                                                              (95)
Interest income                                                                       13
Corporate expenses                                                                  (241)
----------------------------------------------------------------------------------------------
(LOSS) FROM CONTINUING OPERATIONS
 BEFORE INCOME TAXES                                                              (1,056)
----------------------------------------------------------------------------------------------

Identifiable assets as at June 30, 1998       837      276            (99)         1,014
Investment in unconsolidated subsidiary                                               11
Goodwill                                                                           1,396
----------------------------------------------------------------------------------------------
TOTAL ASSETS AS JUNE 30, 1998                                                      2,421
----------------------------------------------------------------------------------------------

Export sales

                                                          1998           1997
                                                            $              $
--------------------------------------------------------------------------------
Asia                                                    56,506             --
Caribbean                                              118,969         25,875
Europe                                                 197,566         12,509
South America                                           16,501         14,881
USA                                                    888,532      3,243,092
Other                                                   33,495         41,207
Domestic                                               839,963        812,348

TurboSonic Technologies, Inc. and Subsidiaries


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


June 30, 1998                              Express in United States dollars


15. SUBSEQUENT EVENT

On October 21, 1998, two shareholders provided term loans to the Company totalling $200,000 Canadian and representing $129,400 U.S. at the exchange rate of $.647 at that date. The loans are repayable on October 21, 2000, bear interest at 10% and are collateralized by a general security agreement. In conjunction with the loans, warrants were granted to the lenders to purchase a total of 200,000 common shares at per share prices of $0.50 from November 1, 1998 to October 31, 2000, $0.75 from November 1, 2000 to October 31, 2002, $0.75 from November 1, 2000 to October 31, 2002 and $1.00 from November 1, 2002 to October 31, 2003. The warrants expire on the earlier of October 31, 2003 or 30 days after the Company's shares have closed at a price per share above $1.50 for 10 consecutive trading days on the NASDAQ over-the-counter bulletin board.

In addition, another shareholder has provided a memorandum of intent to provide a further loan of $100,000 Canadian prior to January 4, 1999 with identical terms to the above loans.

The aforementioned shareholders have indicated their intention to provide financial support to the Company, if required, to meet working capital needs during the next year.

                                  SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   TURBOSONIC TECHNOLOGIES, INC.


                                   By: /s/Patrick J. Forde
                                      ---------------------------------
                                        Patrick J. Forde,
                                        Secretary, Treasurer

Dated: November 9, 1998


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     Signatures                        Capacity                      Date
     -----------                       --------                      ----

/s/Donald R. Spink, Sr.            Chairman of
--------------------------         the Board
Dr. Donald R. Spink, Sr.           of Directors                November 9, 1998


                                   President and
/s/Edward F. Spink                 Director (Principal
--------------------------         Executive Officer)          November 9, 1998
Edward F. Spink


                                   Secretary, Treasurer
                                   and Director
                                   (Principal Financial
/s/Patrick J. Forde                and Accounting
--------------------------         Officer)                    November 9, 1998
Patrick J. Forde


/s/Richard H. Hurd
------------------------           Director                    November 9, 1998
Richard H. Hurd


/s/Robert J. Ferb
------------------------           Director                    November 9, 1998
Robert J. Ferb


/s/Richard A. Horgan
------------------------           Director                    November 9, 1998
Richard A. Horgan