Form 10QSB
period 1998-09-30
TURBOSONIC TECHNOLOGIES INC
filed 1998-12-01
CIK 900393

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-QSB

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES ACT
     OF 1934
For the quarterly period ended          SEPTEMBER  30, 1998
                              __________________________________________________
                                              or

[ ] TRANSITION REPORT PURSUANT TO SECTION 12 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________________________________
Commission File Number                      0-21832
                       _________________________________________________________

                         TurboSonic Technologies, Inc.
________________________________________________________________________________
            (Exact name of registrant as specified in its charter)

           Delaware                                   13-1949528
________________________________________________________________________________
(State or other jurisdiction            (I.R.S. Employer Identification No.)
 of incorporation or organization)


550 Parkside Drive, Suite A-14, Waterloo, Ontario  Canada               N2L 5V4
________________________________________________________________________________
(Address of principal executive offices)                  (Zip Code)


                                 519-885-5513
________________________________________________________________________________
             (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports and (2) has been subject to such filing requirements for the past 90 days.

                                                               [  ] Yes   [X] No



              APPLICABLE ONLY TO ISSUERS INVOLVED IN A BANKRUPTCY
                  PROCEEDING DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                                                [X] Yes  [  ] No



                     APPLICABLE ONLY TO  CORPORATE ISSUERS:
 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
As of September 30, 1998   10,000,000 shares of common stock were outstanding.

                TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  Form 10-QSB


                                     INDEX

PART 1 - FINANCIAL INFORMATION                                    PAGE
------------------------------                                    ----
     Item 1.
     Consolidated Statements of Operations
          (Unaudited) for the Three Months and the Nine Months
          Ended September 30, 1998 and 1997                          3
     Consolidated Balance Sheets
          at September 30, 1998 (Unaudited) and June 30, 1998        4
     Consolidated Statements of Cash Flow
          (Unaudited) for the Three Months Ended
          September 30, 1998 and 1997                                5
     Notes to Consolidated Financial Statements
          (Unaudited)                                              6-7

     Item 2.
     Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                              8-10


PART 11 - OTHER INFORMATION
---------------------------
     Item 1.  Legal Proceedings                                     11

     Item 2.  Changes in Securities                                 11

     Item 3.  Defaults Upon Senior Securities                       11

     Item 4.  Submission of Matters to a
              Vote of Security Holders                              11

     Item 5.  Other Information                                     11

     Item 6.  Exhibits and Reports on Form 8-K                      11

     Signature

                         TURBOSONIC TECHNOLOGIES, INC.
                         AND SUBSIDIARIES
                         Consolidated Statement of Operations
                         US dollar
                         (Unaudited)



                                                        For the Three Months      For the Three Months
                                                                Ended                     Ended
                                                         September 30, 1998          September, 1997
                                                        ---------------------  ---------------------------
                                                                               (restated - see (a) below)


Original equipment revenue                                        $  340,057                    $ 490,581

Rehabilitation, maintenance and                                      643,822                      232,628
  spare parts revenue                                             ----------                    ---------


     Total Revenue                                                   983,879                      723,209
                                                                  ----------                    ---------

Cost of Original Equipment                                           213,354                      291,090

Cost of rehabilitation, maintenance
  and spare parts                                                    422,365                      144,827
                                                                  ----------                    ---------
       Total cost of goods sold
                                                                     635,719                      435,917
                                                                  ----------                    ---------

       Gross Profit                                                  348,160                      287,292

Selling, general and administrative                                  295,796                      337,779

Depreciation and Amortization                                         47,926                       46,064
                                                                  ----------                    ---------

       Total Expenses                                                343,722                      383,843
                                                                  ----------                    ---------

Gain (Loss) from Operation                                             4,438                      (96,551)

Interest Income (Expense)                                             (3,067)                       3,074  (a)
                                                                  ----------                    ---------

Net Income (Loss)                                                 $    1,371                    $ (93,477)
                                                                  ==========                    =========
                                                                  10,000,000                    4,441,122
Weighted average number of shares outstanding                     ==========                    =========

Incremental shares using treasury method                          10,200,000                    4,441,122 (b)
                                                                  ==========                    =========
Basic EPS                                                         $     0.00                    $   (0.02)
                                                                  ==========                    =========
Diluted EPS                                                       $     0.00                    $   (0.02)
                                                                  ==========                    =========

                                    (a) restated to reflect treatment of CVF interest forgiveness as a credit to equity rather than income;
                                    (b) no incremental shares related to options are included due to the loss in the 1st quarter fiscal '97.

                         TURBOSONIC TECHNOLOGIES, INC.
                         AND SUBSIDIARIES
                         Consolidated Balance Sheets
                         (US dollars)


                                                                        September 30, 1998                 June 30, 1998
    Assets                                                                 (Unaudited)                       (audited)
                                                                        ------------------                 -------------
Current Assets:
        Cash                                                               $    19,059                       $    69,277
        Contracts and accounts receivable, net of allowance
          for doubtful accounts of $109,116 and $101,941                       545,910                           491,137
        Deferred contract costs and unbilled revenue                           185,816                            52,764
        Inventories                                                            123,357                           137,388
        Income Tax Receivable                                                   27,928                            29,135
        Other current assets                                                    96,980                           111,286
                                                                        --------------                     -------------
           Total current assets                                                999,050                           890,987
Equipment and leasehold improvements,
  at cost, net of accumulated depreciation                                     101,953                           113,489
Investment in unconsolidated subsidiaries                                       10,746                            10,746
Patents, less accumulated amortization                                               1                                 0
Goodwill                                                                     1,363,703                         1,395,943
Other assets                                                                     9,660                             9,660
                                                                        --------------                     -------------
Total Assets                                                               $ 2,485,113                       $ 2,420,826
                                                                        ==============                     =============

           Liabilities  and Stockholders' Equity
Current Liabilities:
        Accounts payable & accrued expenses                                    991,113                           865,670
        Billings in excess of costs and estimated
          earnings on uncompleted contracts                                    111,646                           163,752
                                                                        --------------                     -------------

                Total current liabilities                                    1,102,759                         1,029,422
Accrued expenses                                                               142,746                           152,262
                                                                        --------------                     -------------

Total Liabilities                                                            1,245,505                         1,181,684
                                                                        --------------                     -------------

Stockholders' Equity:
        Authorized Share Capital
         21,800,000 common shares par value $0.10 per share
          8,200,000 exchangeable common shares par value
                     $0.10 per share

        Issued Share Capital
         1,800,000  common shares                                                    -                                 -
         8,200,000  exchangeable shares                                      2,247,334                         2,247,334
         Additional paid - in capital                                        1,439,586                         1,439,586
                                                                        --------------                     -------------
                                                                             3,686,920                         3,686,920
        Currency translation adjustments                                       (19,290)                          (16,384)
        Accumulated deficit                                                 (2,428,022)                       (2,429,394)
                                                                        --------------                     -------------

Total stockholders' equity                                                   1,239,608                         1,239,142
                                                                        --------------                     -------------

Total Liabilities and Stockholders' Equity                                 $ 2,485,113                       $ 2,420,826
                                                                        ==============                     =============

                         TURBOSONIC TECHNOLOGIES, INC.
                         AND SUBSIDIARIES
                         Consolidated Statement of Cash Flows
                         for the three months ended September 30, 1998 and 1997 (U. S. dollars) (Unaudited)



                                                                        September 30, 1998       September 30, 1997
                                                                        ------------------       ------------------
Cash flows from operating activities
        Net income (loss)                                                       $   1,371                ($93,477)
Add (deduct) charges to operations not requiring
        a current cash payment
        Depreciation and amortization                                              43,776                  46,064
                                                                        -----------------        ----------------
                                                                                   45,147                 (47,413)

Changes in non-cash working capital balances
 related to operations:
        Decrease (increase in accounts receivable                                 (54,773)                454,610
        (Increase) decrease in income taxes recoverable                             1,207                       0
        Decrease (increase) in inventories                                         14,031                   2,753
        Decrease (increase) in deferred contract costs
          and unbilled revenue                                                   (133,052)                  4,352
        Decrease (increase) in other current assets                                14,306                  (3,964)
        Decrease (increase) in other assets                                             0                  10,812
        Increase (decrease) in accounts payable and
          accrued charges                                                         115,926                (271,724)
        Increase (decrease) in unearned revenue and
          contract advances                                                       (52,106)                  9,274
        Increase (decrease) in income taxes payable                                     0                 (12,703)
                                                                                ---------               ---------
                                                                                  (94,461)                193,410
                                                                                ---------               ---------
        Cash (applied to) operating activities                                    (49,314)                145,997
                                                                                ---------               ---------


Cash flows from investing activities:
        Purchase of fixed assets                                                        0                 (28,479)
        Deposit and prepaid costs                                                       0                (118,391)
                                                                                ---------               ---------

                  Net cash (applied to) provided by investing activities                0                (146,870)
                                                                                ---------               ---------

Cash flows from financing activities
        Proceeds from issuance of common stock                                          0                 144,113
        Cash held in trust                                                              0                  67,427
        Deposit on common share offering                                                0                (109,355)
                                                                                ---------               ---------

                 Net cash provided (used) by financing activities                       0                 102,185
                                                                                ---------               ---------

Effect of exchange rate change on cash                                               (904)                 (2,005)
                                                                                ---------               ---------

Net cash (applied) provided during year                                           (50,218)                 99,307
Cash - beginning of period                                                         69,277                 406,847
Cash acquired on reverse acquisition                                                    0                 174,786
                                                                                ---------               ---------

Cash - end of period                                                            $  19,059               $ 680,940
                                                                                =========               =========

                 TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 1998
                                  (Unaudited)



Note 1. Basis of Presentation

TurboSonic Technologies, Inc., formerly known as Sonic Environmental Systems, Inc. and its subsidiaries (collectively the "Company"), directly and through subsidiaries, designs and markets integrated pollution control and industrial gas cooling/conditioning systems including liquid atomization technology, dust suppression systems and ceramic heat exchanger systems to ameliorate or abate industrial environmental problems. Sonic Environmental Systems, Inc. (Sonic) was consolidated with Turbotak Technologies, Inc. (Turbotak) on August 27, 1997 pursuant to a Plan of Reorganization that was approved by the Federal Bankruptcy Court on July 3, 1997 (see Note 3).

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

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulations S-X. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending June 30, 1999. These consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report on form 10-KSB for the year ended June 30, 1998.

Note 2. Costs and Estimated Earnings on Uncompleted Contracts
       ------------------------------------------------------

                                           September 30, 1998    June 30, 1998
                                           ------------------    -------------

Costs incurred on uncompleted contracts           952,012          2,246,434


Estimated earnings                                327,899            723,150


                                                1,279,911          2,969,584

Less:  billings to date                         1,204,934          3,080,572
                                           ------------------    -------------

Included in accompanying balance sheets
under the following captions:                      74,170           (110,988)
                                           ==================    =============

Cost and estimated earnings in excess of          185,816             52,764
billings on uncompleted contracts
Billings in excess of costs and estimated        (111,646)          (163,752)
earnings on uncompleted contracts          ------------------    -------------
                                                   74,170           (110,988)
                                           ==================    =============



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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended September 30, 1998
Compared with Three Months Ended September 30, 1997
---------------------------------------------------


Original equipment revenue decreased by $150,524 (30.7%) to $340,057 for the three month period ended September 30, 1998 from $490,581 for the same period in 1997. This decrease was primarily due to a change in product mix, with a decrease in system sales, offset by increased replacement of componetry in existing systems as reflected in an increase in revenues from rehabilitation, maintenance and spare parts, noted below. The new EPA "cluster rules", adopted in early 1998 by the U.S. Government, have generated an increase in requests for quotations for the Company's equipment which the Company hopes will result in increased orders.

Rehabilitation, maintenance and spare parts revenue increased by $411,194 (176.8%) to $643,822 for the three month period ended September 30, 1998 from $232,628 for the same period in 1997. This increase reflects a return to historical levels of seasonal volume, as well as the effect of a full three months of operation for the Company's New Jersey operation (formerly conducted by Sonic) rather than only one month in the previous year due to the Consolidation being effective August 27, 1997.

Cost of original equipment decreased by $77,736 (26.7%) to $213,354 for the three month period ended September 30, 1998 from $291,090 for the same period of 1997. Expressed as a percentage of original equipment revenue, cost of original equipment was 62.7% for the three month period ended September 30, 1998 and 59.3% for the same period of 1997. This increase is attributable to lower gross margins on two key projects.

Cost of rehabilitation, maintenance and spare parts increased by $277,538 (191.6%) to $422,365 for the period ended September 30, 1998 from $144,827 for the same 1997 period. The increase is primarily the result of the increased volume noted above. Expressed as a percentage of rehabilitation, maintenance and spare parts revenue, such cost was 65.6% for the three month period ended September 30, 1998 and 62.3% for the same period in 1997. The increased percentage is the result of a reduction in selling prices for certain product lines.

Selling, general and administrative expenses decreased $41,983 (12.4%) to $295,796 for the three month period ended September 30, 1998 from the same period in 1997. Expressed as a percentage of total revenue, selling, general and administrative expenses were 30.1% for the quarter ended September 30, 1998 and 46.7% for the same period in 1997. This decrease was primarily the result of increased engineering absorption in the current quarter. Amortization of goodwill created by the Consolidation amounted to $39,750 in the current quarter.

Liquidity and Capital Resources
-------------------------------

The Company had a negative cash flow from operating activities of $49,314 for the three month period ended September 30, 1998 as compared to a positive cash flow of $145,997 for the same period in 1997, a decrease of $195,311.

At September 30, 1998, the Company had negative working capital of $103,708 as compared to negative working capital as at June 30, 1998 of $138,435, an increase in working capital of $34,567. The Company's current ratio (current assets divided by current liabilities) was 0.91 and 0.87 as at September 30, 1998 and June 30, 1998, respectively.

The Company's contracts typically provide for progress payments based upon the achievement of performance milestones or the passage of time. The Company's contracts often provide for the Company's customers to retain a portion of the contract price until the achievement of performance guarantees have been demonstrated. The Company attempts to have its progress billings exceed its costs and estimated earnings on uncompleted contracts; however, it is possible, at any point in time, that costs and estimated earnings can exceed progress billings on uncompleted contracts, which would negatively impact cash flow and working capital. At September 30, 1998, "Deferred costs and unbilled revenue" exceeded "Unearned revenue and contract advances", by $74,170, thereby positively effecting working capital. At June 30, 1998, "Deferred costs and unbilled revenue" were exceeded by "Unearned revenue and contract advances", by $110,988, thereby negatively effecting working capital.

As a result of the loss from operations incurred in the year ended June 30, 1998, the Company depleted its cash resources and had a working capital deficiency as at June 30, 1998 of $138,434. As a consequence of such deficiency, Donald R. Spink, Sr., an officer and director of the Company, together with another shareholder of the Company, lent an aggregate of Canadian $200,000 (representing $129,400 at the exchange rate of $0.647 at such date) to the Company on October 21, 1998. These loans bear interest at 10% per annum, are repayable on October 21, 2000, and are collateralized by a lien upon and security interest in substantially all of the Company's assets. As an inducement to advance these sums to the Company, the several lenders were granted warrants to purchase an aggregate of 200,000 common shares of the Company at an initial exercise price of $0.50 through October 31, 2000, increasing to $0.75 thereafter through October 31, 2002 and to $1.00 thereafter through October 31, 2003, respectively. The warrants, whose initial exercise price was greater than the market price of the Company's common shares on the date such warrants were granted, expire on the earlier of October 31, 2003 or 30 days after the Company's shares have closed at a price per share above $1.50 for 10 consecutive trading days on the NASDAQ over-the-counter Bulletin Board.

In addition, Patrick J. Forde, an officer and director of the Company, has provided a memorandum of intent to provide a further loan of Canadian $100,000 prior to January 4, 1999 with identical terms to the above loans.

The aforementioned shareholders have indicated their intention to provide financial support to the Company, if required, to meet working capital needs during the next year.

The Company's backlog as at September 30, 1998 was approximately $960,000, all of which the Company believes will be shipped prior to the end of the current fiscal year. The Company believes that the projected cash generated from operations and the proceeds from the above mentioned financing will be sufficient to meet its cash needs through the end of the fiscal year ended June 30, 1999.

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



Quantitative and Qualitative Information About Market Risk
----------------------------------------------------------

The Company does not engage in trading market risk sensitive instruments and does not purchase hedging instruments or "other than trading" instruments that are likely to expose the Company to market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk. The Company has purchased no options and entered into no swaps. The Company has no bank borrowing facility which could subject it to the risk of interest rate fluctuations.

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

DATED:  December 1, 1998

TURBOSONIC TECHNOLOGIES, INC.



by: /s/  PATRICK FORDE
    ---------------------
Patrick Forde, Treasurer and
Principal Financial and
Accounting Officer