Form 10QSB
period 1998-12-31
TURBOSONIC TECHNOLOGIES INC
filed 1999-02-09
CIK 900393

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB



(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF
1934 For the quarterly period ended             DECEMBER 31, 1998
                                    --------------------------------------------
                                                     or

[ ] TRANSITION REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
For the transition period from
                              --------------------------------------------------

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


550 Parkside Drive, Suite A-14, Waterloo, Ontario Canada       N2L 5V4
--------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)


                                519-885-5513
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

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


                     APPLICABLE ONLY TO CORPORATE ISSUERS:
             Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
           As of December 31, 1998 10,000,000 shares of common stock
                               were outstanding.

                 TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES
                                   Form 10-QSB


                                     INDEX


PART 1 - FINANCIAL INFORMATION                                                           PAGE
------------------------------                                                           ----
        Item 1.
        Consolidated Statements of Operations
                 (Unaudited) for the Three Months and the Six Months
                 Ended December 31, 1998 and 1997                                        3

        Consolidated Balance Sheets
                 at December 31, 1998 (Unaudited) and June 30, 1998 (Audited)            4

        Consolidated Statements of Cash Flow
                 (Unaudited) for the Six Months Ended
                 December 31, 1998 and 1997                                              5

        Notes to Consolidated Financial Statements
                 (Unaudited)                                                             6-8

        Item 2.
        Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                                              8-11


PART 11 - OTHER INFORMATION
---------------------------

              Item 1.  Legal Proceedings                                                 12

              Item 2.  Changes in Securities                                             12

              Item 3.  Defaults Upon Senior Securities                                   12

              Item 4.  Submission of Matters to a
                       Vote of Security Holders                                          12

              Item 5.  Other Information                                                 12

              Item 6.  Exhibits and Reports on Form 8-K                                  12

              Signature

                         TURBOSONIC TECHNOLOGIES, INC.
                               AND SUBSIDIARIES
                     Consolidated Statement of Operations
                                  US dollars
                                  (Unaudited)

                                             For the Three       For the Three        For the Six        For the Six
                                             Months Ended         Months Ended       Months Ended        Months Ended
                                           December 31, 1998   December 31, 1997   December 31, 1998   December 31, 1997
                                           -----------------   ----------------    -----------------   -----------------
Original equipment revenue                     $ 592,222          $ 765,754           $ 932,279           $1,256,335

Rehabilitation, maintenance and
  spare parts revenue                            424,199            342,881           1,068,021              575,509
                                             -----------          ---------           ---------            ---------

     Total Revenue                             1,016,421          1,108,635           2,000,300            1,831,844
                                             -----------          ---------           ---------            ---------

Cost of Original Equipment                       354,182            609,408             567,536              900,498

Cost of rehabilitation, maintenance
  and spare parts                                261,263            173,083             683,628              317,910
                                             -----------          ---------           ---------            ---------

       Total cost of goods sold                  615,445            782,491           1,251,164            1,218,408
                                             -----------          ---------           ---------            ---------
       Gross Profit                              400,976            326,144             749,136              613,436

Selling, general and administrative
expenses                                         248,400            430,413             594,146              768,192
Depreciation and amortization                     49,253             50,042              97,179               96,106
Debt Conversion Inducement Expense                     0             94,675                   0               94,675
                                             -----------          ---------           ---------            ---------

     Total Expenses                              347,653            575,130             691,375              958,973
                                             -----------          ---------           ---------            ---------

Gain (Loss) from Operations                       53,323           (248,986)             57,761             (345,537)
Interest Income (Expense)                         (6,440)             9,595              (9,507)              12,669 (a)
                                             -----------          ---------           ---------            ---------
Net Income (Loss) before taxes                    46,883           (239,391)             48,254             (332,868)
                                             -----------          ---------           ---------            ---------

Tax Provision                                          0              2,055                   0                2,055
                                             -----------          ---------           ---------            ---------

Net Income (Loss) after taxes                    $46,883          ($241,446)            $48,254            ($334,923)
                                             ===========          =========          ==========            =========

Weighted average number of shares             10,000,000          6,299,906          10,000,000             6,299,906
outstanding
Incremental shares using treasury
method                                        10,400,000          6,299,906(b)       10,400,000             6,299,906 (b)
Basic EPS                                         $0.005            ($0.038)             $0.005               ($0.053)
Diluted EPS                                       $0.005            ($0.038)             $0.005               ($0.053)

(a) restated to reflect impact of DVF interest forgiveness on equity rather than income;
(b) no incremental shares related to options are included due to the loss in the 1st and 2nd quarters of fiscal '97.

                         TURBOSONIC TECHNOLOGIES, INC.
                               AND SUBSIDIARIES
                          Consolidated Balance Sheets
                                 (US dollars)


                                                                  December 31, 1998         June 30, 1998
                   Assets                                           (Unaudited)               (audited)
                                                                  -----------------        --------------
Current Assets:
         Cash                                                        $   235,303            $    69,277
         Contracts and accounts receivable, net of allowance
                   for doubtful accounts of $57,046 and $101,941         436,321                491,137
         Deferred contract costs and unbilled revenue                    191,430                 52,764
         Inventories                                                     123,701                137,388
         Income Tax Receivable                                            27,890                 29,135
         Other current assets                                             92,117                111,286
                                                                     -----------            -----------
Total current assets                                                   1,106,762                890,987

Equipment and leasehold improvements,
  at cost, net of accumulated depreciation                                99,065                113,489
Investment in unconsolidated subsidiaries                                 10,755                 10,746
Patents, less accumulated amortization                                         1                      1
Goodwill                                                               1,324,747              1,395,943
Other assets                                                               9,660                  9,660
                                                                     -----------            -----------

Total Assets                                                          $2,550,990             $2,420,826
                                                                     ===========            ===========
                  Liabilities  and Stockholders' Equity
Current Liabilities:

         Accounts payable & accrued expenses                         $   859,026            $   865,670
         Billings in excess of costs and estimated
         earnings on uncompleted contracts                               149,954                163,752
                                                                     -----------            -----------
                                                                       1,008,980              1,029,422
                                                                     -----------            -----------

Accrued Expenses                                                         124,817                152,262
Loans from Shareholders [Note 4]                                         126,625                      -
                                                                     -----------            -----------
                                                                       1,260,422              1,181,684
                                                                     -----------            -----------
Stockholders' Equity:
         Authorized Share Capital
          21,800,000 common shares $0.10 per share
          8,200,000 exchangeable common shares par value
                 $0.10 per share

         Issued Share Capital
          1,800,000 common shares                                              -                      -
          8,200,000 exchangeable shares                                2,247,334              2,247,334
          Additional paid - in capital [Note 4]                        1,443,746              1,439,586
                                                                     -----------            -----------
                                                                       3,691,080              3,686,920
         Currency translation adjustments                                (19,373)               (18,384)
         Accumulated deficit                                          (2,381,139)            (2,429,394)
                                                                     -----------            -----------
Total stockholders' equity                                             1,290,568              1,239,142
                                                                     -----------            -----------
Total Liabilities and Stockholders' Equity                            $2,550,990             $2,420,826
                                                                     ===========            ===========

                          TURBOSONIC TECHNOLOGIES, INC.
                          AND SUBSIDIARIES
                          Consolidated Statement of Cash Flows
                          for the six months ended December 31, 1998 and 1997 (U. S. dollars) (Unaudited)

                                                                                December 31, 1998         December 31, 1997
                                                                                -----------------         -----------------
Cash flows from operating activities
         Net income (loss)                                                             $ 48,254                 ($ 334,923)
Add (deduct) charges to operations not requiring
a current cash payment
         Depreciation and amortization                                                   97,179                     96,106
         Debt conversion expense                                                              0                     94,675
                                                                                      ----------               ------------
                                                                                        145,433                    144,142)

Changes in non-cash working capital balances related to operations:
         Decrease (increase) in accounts receivable                                      54,816                     77,903
        (Increase) decrease in income taxes recoverable                                  1,245                    (15,097)
         Decrease (increase) in inventories                                              13,687                        235
         Decrease (increase) in deferred contract costs
           and unbilled revenue                                                        (138,666)                   197,001
         Decrease (increase) in other current assets                                     19,169                    (28,128)
         Decrease (increase) in other assets                                                  0                     13,937
         Increase (decrease) in accounts payable and
           accrued charges                                                              (34,089)                  (262,898)
         Increase (decrease) in unearned revenue and
           contract advances                                                             13,798)                  (135,064)
         Increase (decrease) in income taxes payable                                          0                    (12,703)
                                                                                      ----------               ------------
                                                                                        (97,636)                  (164,814)
                                                                                      ----------               ------------
         Net cash provided by (applied to) operating activities                          47,797                   (308,956)
                                                                                      ----------               ------------

Cash flows from investing activities:
         Purchase of fixed assets                                                       (11,650)                   (35,598)
         Deposit and prepaid costs                                                            0                   (118,391)
                                                                                      ----------               ------------

         Net cash (applied to) provided by investing activities                         (11,650                   (153,989)
                                                                                      ----------               ------------
Cash flows from financing activities
         Proceeds from issuance of common stock                                               0                    144,113
         Cash held in trust                                                                   0                     67,427
         Deposit on common share offering                                                     0                   (109,355)
         Shareholder loans                                                              130,783                          0
                                                                                      ----------               ------------

         Net cash provided (used) by financing activities                               130,783                    102,185
                                                                                      ----------               ------------

Effect of exchange rate change on cash                                                     (904)                    (2,005)
                                                                                      ----------               ------------

Net cash (applied) provided during year                                                 166,026                   (392,765)
Cash - beginning of period                                                               69,277                    406,847
Cash acquired on reverse acquisition                                                          0                    174,786
                                                                                      ----------               ------------

Cash - end of period                                                                   $235,303                   $218,868
                                                                                      ==========               ============

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 1998
(Unaudited)


Note 1.  Basis of Presentation

TurboSonic Technologies, Inc., formerly known as Sonic Environmental Systems, Inc. and its subsidiaries (collectively the "Company"), directly and through subsidiaries, designs and markets integrated pollution control and industrial gas cooling/conditioning systems including liquid atomization technology, dust suppression systems and ceramic heat exchanger systems to ameliorate or abate industrial environmental problems. Sonic Environmental Systems, Inc. ("Sonic") was consolidated with Turbotak Technologies Inc. (Turbotak) on August 27, 1997 (the "Consolidation") pursuant to a Plan of Reorganization that was approved by the Federal Bankruptcy Court on July 3, 1997 (see Note 3).

The Consolidation was treated for accounting purposes as a purchase by Turbotak of Sonic in a reverse acquisition. Consequently, the accompanying consolidated financial statements include the accounts of Turbotak and its majority-owned subsidiaries. The accounts of Sonic were included with Turbotak's accounts effective September 1, 1997 and incorporated all adjustments related to the Plan of Reorganization.

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulations S-X. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended December 31, 1998 are not necessarily indicative of the results that may be expected for the year ending June 30, 1999. These consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report on form 10-KSB for the year ended June 30, 1998.

Note 2.  Costs and Estimated Earnings on Uncompleted Contracts


                                                              December 31, 1998          June 30, 1998
                                                              -----------------          -------------
Costs incurred on uncompleted contracts                             969,686                  2,246,434

Estimated earnings                                                  348,128                    723,150
                                                              -----------------          -------------

                                                                  1,317,814                  2,969,584

Less:        billings to date                                     1,276,338                  3,080,572
                                                              -----------------          -------------

Included in accompanying balance sheets
under the following captions:                                        41,476                   (110,988)
                                                              =================          =============

Costs and estimated earnings in excess of
billings on uncompleted contracts                                   191,430                     52,764
Billings in excess of costs and estimated
earnings on uncompleted contracts                                  (149,954)                  (163,752)
                                                              -----------------          -------------

                                                                     41,476                   (110,988)
                                                              =================          =============

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

The Plan of Reorganization was confirmed by the Court on July 3, 1997 following requisite creditor approval. The Plan provided for the extinguishment of all outstanding shares of the Company's common stock, as well as all outstanding warrants and options to purchase the Company's common stock. The Plan further provided that the Company consolidate with Turbotak to form a company to be called TurboSonic Technologies, Inc. which would have 10,000,000 shares of common stock outstanding, of which 8,200,000 shares or 82% would be owned by Turbotak's present shareholders, and 1,255,700 shares or approximately 12.6% would be issued to Sonic's present shareholders on a pro-rata basis. The balance of 10,000,000 shares would be issued to Sonic's creditors and others as described in the Plan of Reorganization. Consummation of the Consolidation, which also extinguished Turbotak's claims against Sonic, took place on August 27, 1997.


Note 4.   Loans from Shareholders

An officer and director of the Company, together with another shareholder of the Company, have lent an aggregate of Canadian $200,000 (representing $129,400 at the exchange rate of $0.647 at such date) to the Company on October 21, 1998. These loans bear interest at 10% per annum, are repayable on October 21, 2000, and are collateralized by a lien upon and security interest in substantially all of the Company's assets. As an inducement to advance these sums to the Company, the lenders were granted detachable warrants to purchase an aggregate of 200,000 common shares of the Company at an initial exercise price of $0.50 through October 31, 2000, increasing to $0.75 thereafter through October 31, 2002 and to $1.00 thereafter through October 31, 2003, respectively. The warrants, whose initial exercise price was greater than the market price of the Company's common shares on the date such warrants were granted, expire on the earlier of October 31, 2003 or 30 days after the Company's shares have closed at a price per share above $1.50 for 10 consecutive trading days on the NASDAQ over-the-counter Bulletin Board. In accordance with APB 14, a portion of the proceeds of the debt securities issued with detachable stock purchase warrants, which is allocated as the fair-value of the warrants, has been accounted for as paid-in capital. The related discount on the debt securities will be amortized over the remaining period to maturity.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Three Months ended December 31, 1998 Compared with Three Months ended December 31, 1997


Original equipment revenue decreased by $173,532 (22.7%) to $592,222 for the three month period ended December 31, 1998 from $765,754 for the same period in 1997. The decrease in revenues for the three month period ended December 31, 1998 was primarily due to a decreased need by our customer base for systems-type projects in this period, and a greater focus on replacing componetry as reflected in our increased results in the rehabilitation, maintenance and spare parts segment. The new EPA "cluster rules", adopted in early 1998 by the U.S. government, have generated an increase in requests for quotations for the Company's equipment which the Company hopes will result in increased orders.

Rehabilitation, maintenance and spare parts revenue increased by $81,318 (23.7%) to $424,199 for the three month period ended December 31, 1998 from $342,881 for the same period in 1997. This increase reflects a return to a more normal volume of this segment for this particular period of the year.

Cost of original equipment decreased by $255,226 (41.9%) to $354,182 for the three month period ended December 31, 1998 from $609,408 for the same period in 1997. As a percentage of original equipment revenue, cost of original equipment was 59.8% for the three month period ended December 31, 1998 and 79.6% for the same period in 1997. The decreased percentage in costs for original equipment in the December 1998 quarter reflects a return to historical gross margins.

Cost of rehabilitation, maintenance and spare parts increased by $88,180 (50.9%) to $261,263 for the period ended December 31, 1998 from $173,083 for the same 1997 period. The increased costs are primarily the result of the increased volume reported above. As a percentage of rehabilitation, maintenance and spare parts revenue, the costs were 61.6% for the three month period ended December 31, 1998 and 50.5% for the same period in 1997. The increased percentage reflects a return to historical gross margins.

Selling, general and administrative expenses decreased $227,477 (39.6%) to $347,653 for the three month period ended December 31, 1998 from the same period in 1997. As a percentage of total revenue, selling, general and administrative expenses were 34.2% for the quarter ended December 31, 1998 and 51.9% for the same period in 1997. This reduction was the result of increased engineering absorption in the current quarter, together with the non-recurrence of a charge against income in 1997 for Debt Conversion Inducement expense. Amortization of goodwill which was created as the result of the merger with Sonic Environmental amounted to $38,337 in the current quarter.

Interest expense of $6,440 was recorded for the three months ended December 31, 1998 from interest income of $9,595 for the same period in 1997, a decrease of $16,035. The decrease is the result of interest on shareholder loans in this period compared to the same period a year earlier.


Results of Operations
Six Months ended December 31, 1998
Compared with Six Months ended December 31, 1997

Original equipment revenue decreased by $324,056 (25.6%) to $932,279 for the six month period ended December 31, 1998 from $1,256,335 for the same period in 1997. The decrease in revenues for the six month period ended December 31, 1998 was primarily due to a decreased need by our customer base for systems-type projects in this period, and a greater focus on replacing componetry as reflected in our increased results in the rehabilitation, maintenance and spare parts segment.

Rehabilitation, maintenance and spare parts revenue increased by $492,512 (85.6%) to $1,068,021 for the six month period ended December 31, 1998 from $575,509 for the same period in 1997. This increase reflects a return to a more normal volume of this segment for this particular period of the year.

Cost of original equipment decreased by $332,962 (37.0%) to $567,536 for the six month period ended December 31, 1998 from $900,498 for the same period in 1997. As a percentage of original equipment revenue, cost of original equipment was 60.9% for the six month period ended December 31, 1998 and 71.7% for the same period in 1997. The decreased percentage in costs for original equipment in the December 1998 quarter reflects a return to historical gross margins.

Cost of rehabilitation, maintenance and spare parts increased by $365,718 (115.0%) to $683,628 for the period ended December 31, 1998 from $317,910 for the same 1997 period. The increased costs are primarily the result of the increased volume reported above. As a percentage of rehabilitation, maintenance and spare parts revenue, the costs were 64.0% for the six month period ended December 31, 1998 and 55.2% for the same period in 1997. The increased percentage reflects a return to historical gross margins.

Selling, general and administrative expenses decreased $267,598 (27.9%) to $691,375 for the six month period ended December 31, 1998 from the same period in 1997. As a percentage of total revenue, selling, general and administrative expenses were 34.6% for the half year ended December 31, 1998 and 52.4% for the same period in 1997. This reduction was the result of increased engineering absorption in the current quarter, together with the non-recurrence of a charge against income in 1997 for Debt Conversion Inducement expense. Amortization of goodwill which was created as the result of the merger with Sonic Environmental amounted to $78,087 in the six month period.

Interest expense of $9,507 was recorded for the six months ended December 31, 1998 from interest income of $12,669 for the same period in 1997, a decrease of $22,176. The decrease is the result of interest on shareholder loans in this period compared to the same period in 1997.


Liquidity and Capital Resources

The Company had a positive cash flow from operating activities of $47,797 for the six month period ended December 31, 1998 as compared to negative cash flow of $308,956 for the same period in 1997, an increase of $356,753.

At December 31, 1998, the Company had working capital of $97,782 as compared to negative working capital as at June 30, 1998 of $138,435, an increase in working capital of $236,217. The Company's current ratio (current assets divided by current liabilities) was 1.10 and 0.87 as at December 31, 1998 and June 30, 1998, respectively.

The Company's contracts typically provide for progress payments based upon the achievement of performance milestones or the passage of time. The Company's contracts often provide for the Company's customers to retain a portion of the contract price until the achievement of performance guarantees has been demonstrated. The Company attempts to have its progress billings exceed its costs and estimated earnings on uncompleted contracts; however, it is possible, at any point in time, that costs and estimated earnings can exceed progress billings on uncompleted contracts, which would negatively impact cash flow and working capital. At December 31, 1998, "Deferred costs and unbilled revenue" exceeded "Unearned revenue and contract advances", by $41,476 thereby positively effecting working capital. At June 30, 1998, "Deferred costs and unbilled revenue" were exceeded by "Unearned revenue and contract advances", by $110,988 thereby negatively effecting working capital.

As a result of the loss from operations incurred in the year ended June 30, 1998, the Company depleted its cash resources and had a working capital deficiency as at June 30, 1998 of $138,435. As a consequence of such deficiency, Donald R. Spink, Sr., an officer and director of the Company, together with another shareholder of the Company, lent an aggregate of Canadian $200,000 (representing $129,400 at the exchange rate of $0.647 at such date) to the Company on October 21, 1998. These loans bear interest at 10% per annum, are repayable on October 21, 2000, and are collateralized by a lien upon and security interest in substantially all of the Company's assets. As an inducement to advance these sums to the Company, the several lenders were granted detachable warrants to purchase as aggregate of 200,000 common shares of the Company at an initial exercise price of $0.50 through October 31, 2000, increasing to $0.75 thereafter through October 31, 2002 and to $1.00 thereafter until October 21, 2003, respectively. The warrants, whose initial exercise price was greater than the market price of the Company's common shares on the date such warrants were granted, expire on the earlier of October 31, 2003 or 30 days after the Company's shares have closed at a price per share above $1.50 for 10 consecutive trading days on the NASDAQ over-the-counter Bulletin Board. In accordance with APB 14, a portion of the proceeds of the debt securities issued with detachable stock purchase warrants, which is allocated as the fair-market value of the warrants, has been accounted for as paid-in capital. The related discount on the debt securities will be amortized over the remaining period to maturity.

In addition, Patrick J. Forde, an officer and director of the Company, has provided a further loan of Canadian $100,000 on January 4, 1999 with identical terms to the above loans.

The aforementioned shareholders have indicated their intention to provide financial support to the Company, if required, to meet working capital needs during the next year.

The Company's backlog as at December 31, 1998 was approximately $796,000, all of which the Company believes will be shipped prior to the end of the current fiscal year. The Company believes that the projected cash generated from operations and the proceeds from the above mentioned financing will be sufficient to meet its cash needs through the end of the fiscal year ended June 30, 1999.



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

DATED:  February 8, 1999

TURBOSONIC TECHNOLOGIES, INC.




by:  /s/  PATRICK FORDE
    -------------------
Patrick Forde, Treasurer and
Principal Financial and
Accounting Officer