Form 10QSB
period 1996-07-31
TURBOSONIC TECHNOLOGIES INC
filed 1999-03-08
CIK 900393

                          UNITED STATES UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  July 31, 1996
                              --------------------------------------------------
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to
                                ------------------------        ----------------
Commission File Number                                0 - 21832
                                ------------------------------------------------

                         TurboSonic Technologies, Inc.
                  formerly Sonic Environmental Systems, Inc.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                     Delaware                                13-1949528
--------------------------------------------------------------------------------
(State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                        Identification No.)

  11 Melanie Lane, Unit 22A, East Hanover, NJ                   07936
--------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

                                 973-884-4388
-------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


-------------------------------------------------------------------------------
  (Former name, former address and formal fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the
registrant was required to   file such reports and (2) has been subject to such
filing requirements for the past 90 days.

                                                            [X]Yes  [  ] No
              APPLICABLE ONLY TO ISSUERS INVOLVED IN A BANKRUPTCY
                  PROCEEDING DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.                                       [X]Yes  [  ] No

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    As of July 31, 1996  9,847,370 shares of common stock were outstanding.

                 TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES

                                   FORM 10-Q

                                     INDEX

PART 1 - FINANCIAL INFORMATION                               PAGE
------------------------------                               ----

        Item 1.

        Consolidated Statements of Operations
               (Unaudited) for the Three Months
               Ended July 31, 1996 and 1995                    1
        Consolidated Balance Sheets
               at July 31, 1996 (Unaudited) and
               April 30, 1996                                  2
        Consolidated Statements of Cash Flows
               (Unaudited) for the Three Months Ended
               July 31, 1996 and 1995                          3
        Notes to Consolidated Financial Statements
               (Unaudited)                                 4 - 6

        Item 2.

        Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                  6 - 7


        PART II - OTHER INFORMATION
        ---------------------------

        Item 1.  Legal Proceedings                             8

        Item 2.  Changes in Securities                         8

        Item 3.  Defaults Upon Senior Securities               8

        Item 4.  Submission of Matters to a
                  Vote of Security Holders                     8

        Item 5.  Other Information                             8

        Item 6.  Exhibits and Reports on Form 8-K              8

        Signature

                 TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Consolidated Statement of Operations
                                  (Unaudited)



                                                        For the Three   For the Three
                                                        Months Ended    Months Ended
                                                       July 31, 1996   July 31, 1995
                                                     ---------------   -------------

Original equipment revenue                                $  217,798      $  265,588

Rehabilitation, maintenance and spare parts revenue          264,930         567,206
                                                     ---------------   -------------

             Total revenue                                   482,728         832,794
                                                     ---------------   -------------

Cost of original equipment                                   125,949         300,018

Cost of rehabilitation, maintenance and spare parts           99,160         414,791
                                                     ---------------   -------------

Total cost of goods sold                                     225,109         714,809
                                                     ---------------   -------------

Gross Profit                                                 257,619         117,985

Selling, general and administrative expenses                 355,952         847,466
                                                     ---------------   -------------


(Loss from Operations)                                       (98,333)       (729,481)

Other income (expense)                                         5,788         (21,088)
                                                     ---------------   -------------

Loss before discontinued operations                          (92,545)      ($750,569)

Discontinued Operations:
   Loss from operation of discontinued operations            (92,316)              -
                                                     ---------------   -------------

Net (loss)                                                 ($184,861)      ($750,569)
                                                     ===============   =============

Weighted average number of shares outstanding              9,847,737       5,199,689
                                                     ===============   =============

    Net (loss) per share                                      ($0.02)         ($0.14)
                                                     ===============   =============

                 TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets

                                                               July 31, 1996   April 30, 1996
                                                                (Unaudited)       (Audited)
                                                             ---------------   --------------
                           Assets
Current Assets
  Cash                                                          $     31,143     $     27,266
  Contracts and accounts receivable, net of allowance
     for doubtful accounts of $75,000 and $75,000                    217,652          488,994
  Costs and estimated earnings in excess of billings
     on uncompleted contracts                                        165,344           85,996
   Inventories                                                       103,199          102,915
   Other current assets                                               43,896           20,730
    Net assets of discontinued operations                            392,777          392,777
                                                             ---------------   --------------
       Total current assets                                          954,011        1,118,678

  Equipment and leasehold improvements, at cost,
    net of accumulated depreciation                                  137,050          227,408

  Due from related parties                                            17,231           20,698

  Investment in unconsolidated subsidiaries                           10,746           10,746

  Intangible assets, less accumulated amortization                   748,639          770,073

  Other assets                                                       120,855          116,835
                                                             ---------------   --------------

Total Assets                                                       1,988,532     $  2,264,438
                                                             ===============   ==============

          Liabilities and Stockholder's Equity (Deficit)
Current liabilities
  Notes payable                                                 $    791,996     $    900,000
  Current portion of capital lease obligation                          5,298            6,605
  Accounts payable - trade                                         1,699,421        1,742,861
  Accrued expenses                                                   621,835          562,557
  Billings in excess of costs and estimated earnings on
     uncompleted contracts                                            18,060           15,632
  Provision for loss on disposal of discontinued operations          353,439          445,755
       Total current liabilities                                   3,490,049        3,673,410
                                                             ---------------   --------------

Stockholder's equity (deficit)
  Common stock, par value $.10 per share,
     30,000,000 shares authorized and 9,847,370
     shares issued and outstanding                                   984,737          984,737
  Additional paid in capital                                       9,688,122        9,688,122
  Accumulated deficit                                            (12,174,376)     (12,081,831)

Total stockholder's equity (deficit)                              (1,501,517)      (1,408,972)
                                                             ---------------   --------------

Total Liabilities and Stockholder's Equity                      $  1,988,532     $  2,264,438
                                                             ===============   ==============

                 TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows
                      For the Three Months Ended July 31,
                                  (Unaudited)


                                                                   1996        1995
                                                              ----------      --------
Cash flows from operating activities
Net income (loss)                                               ($184,861)   ($750,569)
                                                              -----------     --------

Adjustments to reconcile net income (loss) to
  net cash (used) provided by operating activities:
    Depreciation and amortization                                  40,000       79,400
    (Increase) decrease in:
       Contracts and accounts receivable                          271,342      204,866
       Costs and estimated earnings in excess of billings on
          uncompleted contracts                                   (79,348)      (8,334)
       Inventories                                                   (284)     (18,984)
       Other current assets                                       (23,166)     (17,613)
       Other assets                                                (4,020)        (450)
       Due from related parties                                     3,467       16,672
    Increase (decrease) in:
       Accounts payable - trade                                   (43,440)     (79,002)
       Accrued expenses                                            59,278     (115,468)
       Billings in excess of costs and estimated
         earnings on uncompleted contracts                          2,428      147,673
                                                              -----------     --------

       Total adjustments                                          226,257      208,760
                                                              -----------     --------

       Net cash (used) provided by operating
          operating activities                                     41,396     (541,809)
                                                              -----------     --------

Cash flows from investing activities:

  Cancellation of notes payable                                    71,792            -
                                                              -----------     --------

       Net cash (used) provided by investing activities            71,792            -
                                                              -----------     --------

Cash flows from financing activities:
  New principal (payments) proceeds on note payable              (108,004)     358,551
  Principal payments on capital lease obligation                   (1,307)      (4,347)
                                                              -----------     --------

       Net cash provided (used) by financing activities          (109,311)     354,204
                                                              -----------     --------

Net increase (decrease) in cash                                     3,877     (187,605)
Cash - beginning of period                                         27,266      232,509
                                                              -----------     --------

Cash - end of period                                               31,143   $   44,904
                                                              ===========     ========

                 TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                 July 31, 1996

                                  (Unaudited)
Note 1  Basis of Presentation
        ---------------------

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to From 10-Q and Rule 10-01 of Regulations S-X. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended July 31, 1996 are not necessarily indicative of the results that may be expected for the year ending April Company's annual report on Form 10-K for the year ended April 30, 1996.

Note 2. Costs and Estimated Earnings on Uncompleted Contracts
        -----------------------------------------------------

                                             July 31, 1996   April 30, 1996
                                             --------------  ---------------

Cost incurred on uncompleted contracts            $128,754        $  74,590

Estimated earnings                                 111,861          107,039
                                             --------------  ---------------

                                                   240,615          181,629

Less billings to date                              (93,331)        (111,265)
                                             --------------  ---------------

                                                  $147,284        $  70,364
                                             ==============  ===============

Included in accompanying balance sheets
under the following captions:

Costs and estimated earnings in excess of
billings on uncompleted contracts                 $165,344        $  85,996

Billings in excess of costs and estimated
earnings on uncompleted contracts                  (18,060)         (15,632)
                                             --------------  ---------------

                                                  $147,284        $  70,364
                                             ==============  ===============

Note 3.   Other Events
          ------------

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



Item 2.             Management's Discussion and Analysis of Financial
                          Condition and Results of Operations


Results of Operations
---------------------

Three Months Ended July 31, 1996
Compared with Three Months Ended July 31, 1995

      Original equipment revenue decreased by $47,790 (18%) to $217,798 for the three month period ended July 31, 1996 from $265,588 for the same period in 1995. Revenue from long-term contracts is recognized using the percentage of completion method of accounting where estimates of costs to complete and the extent of progress toward completion are reasonably dependable. For those contracts, however, that utilize a new technology or require filtration of a material with which the Company has not had previous experience, the completed contract method is used. No revenue or costs were recognized under the completed contract method during the three months ended July 31, 1996 and 1995.

      Rehabilitation, maintenance and spare parts revenue decreased by $302,276 (53%) to $264,930 for the three month period ended July 31, 1996 from $567,206 for the same period in 1995. This decrease was due to a service contract for approximately $183,000 from a major oil company that was included in the 1995 period and a general decrease in sales of spare parts caused by the Company's financial problems.

      Cost of original equipment decreased by $174,069 (58%) to $125,949 for the three month period ended July 31, 1996 from $300,018 for the same period in 1995. As a percentage of original equipment revenue, cost of original equipment was 58% for the three month period ended July 31, 1996 and 113% for the same period in 1995. The improvement in the percentage of cost of original equipment revenue was due to significant cost overruns on one of the Company's air pollution control contracts in the 1995 period.

      Selling, general and administration expenses decreased by $491,514 (58%) to $355,952 for the three month period ended July 31, 1996 from $847,466 for the same period in 1995. Due to the Company's substantial and ongoing losses over the last several years, the Company further reduced selling, general and administrative expenses by laying off additional personnel and by not incurring any expenses unless they were absolutely necessary.

Liquidity and Capital Resources

      The Company had a positive cash flow from operating activities of $41,396 for the three month period ended July 31, 1996 as compared to a negative cash flow of $541,809 for the three month period ended July 31, 1995, an increase of $583,205.

      At July 31, 1996, the Company had negative working capital of $2,536,038 as compared to $2,554,732 at April 30, 1995, an decrease in negative working capital of $18,694. The Company's current ratio (current assets divided by current liabilities) was .27 and .30 at July 31, 1996 and April 30, 1995, respectively.

      The Company's contracts typically provide for progress payments based upon the achievement of performance milestones or the passage of time. The Company's contracts often provide for the Company's customers to retain a portion of the contract price until the achievement of performance guarantees has been demonstrated. The Company attempts to have its progress billings exceed its costs and estimated earnings on uncompleted contracts; however, it is possible, at any point in time, that costs and estimated earnings can exceed progress billings on uncompleted contracts, which would negatively impact cash flow and working capital. At July 31, 1996 and April 30, 1995, "Costs and estimated earnings in excess of billings on uncompleted contracts" exceeded "Billings in excess of costs and estimated earnings on uncompleted contracts" by $147,284 and $70,364, respectively, thereby negatively effecting working capital.

      Original equipment revenue continues to be impacted negatively by delays related to permitting problems and enforcement of existing environmental regulations. The Company believes that these conditions will continue to adversely impact its domestic sales for the proximate future.

      The Company's $1,000,000 Revolving Credit Agreement ("Agreement") with a bank expired in September 1995. The bank agreed in October 1995 to extend the credit agreement until June 30, 1996, but the Company's right to repay and reborrow hereunder was terminated and principal amounts repaid could not be reborrowed. The Company made a principal payment to the bank in October 1995 of $50,000 and further agreed to make monthly principal payments of $10,000 through March 1996 and monthly principal payments of $20,000 for the months of April, May and June of 1996. The bank hereupon waived all other default provisions in the agreement. The Company made payments through March 1996 but was unable to make the agreed upon subsequent payments. Subsequent to April 30, 1996, Turbotak purchased the bank's creditor position. Upon the Effective Date, the Note was extinguished.

      Due to the substantial and ongoing losses experienced by the Company, the Company, on September 16, 1996, converted an involuntary Chapter 7 Bankruptcy case initiated against it by certain of its creditors in July 1996 to a voluntary Chapter 11 reorganization proceeding under the Federal Bankruptcy Code. On September 3, 1996, the Company signed an agreement with Turbotak which contemplated a merger of the two companies. A plan of reorganization, calling for a consolidation of the Company and Turbotak, was filed with the Bankruptcy court by the Company in March 1997 and, in an amended and modified form, was approved by the Court in July 1997. Such consolidation and the resulting acquisition by Turbotak's shareholders of an approximately 82% equity interest in the Company was consummated on August 27, 1997 (see Note 3 - Other Events).

Part II - Other Information
---------------------------

      Item 1.       Chapter 7 Bankruptcy Case initiated July 1996

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


      DATED:   March 5, 1999

      TURBOSONIC TECHNOLOGIES, INC.



      by: /s/ Patrick J. Forde
          --------------------
          Patrick J. Forde
          Treasurer and Principal Financial and Accounting Officer