Form 10QSB
period 1996-10-31
TURBOSONIC TECHNOLOGIES INC
filed 1999-03-08
CIK 900393

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                October 31, 1996
                               -------------------------------------------------

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                                ------------------    --------------------------

Commission File Number                    0-21832
                       ---------------------------------------------------------

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

--------------------------------------------------------------------------------
   (Former name, former address and formal fiscal year, if changed since last report)

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

   As of October 31, 1996  9,847,370 shares of common stock were outstanding.

                 TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES

                                   FORM 10-Q

                                     INDEX

     PART 1 - FINANCIAL INFORMATION                                     PAGE
     ------------------------------                                     ----

          Item 1.

          Consolidated Statements of Operations
               (Unaudited) for the Three Months and Six Months
               Ended October 31, 1996 and 1995                          3
          Consolidated Balance Sheets
               at October 31, 1996 (Unaudited) and
               April 30, 1996                                           4
          Consolidated Statements of Cash Flows
               (Unaudited) for the Six Months Ended
               October 31, 1996 and 1995                                5
          Notes to Consolidated Financial Statements
               (Unaudited)                                          6 - 8

          Item 2.

          Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                          8 - 10


     PART II - OTHER INFORMATION
     ---------------------------

          Item 1.  Legal Proceedings                                   11

          Item 2.  Changes in Securities                               11

          Item 3.  Defaults Upon Senior Securities                     11

          Item 4.  Submission of Matters to a
                  Vote of Security Holders                             11

          Item 5.  Other Information                                   11

          Item 6.  Exhibits and Reports on Form 8-K                    11

          Signature

                 TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Consolidated Statement of Operations
                                  (Unaudited)



                                                         For the Three      For the Three       For the Six        For the Six
                                                         Months Ended       Months Ended       Months Ended       Months Ended
                                                       October 31, 1995   October 31, 1996   October 31, 1995   October 31, 1996
                                                       ----------------   ----------------   ----------------   ----------------

Original equipment revenue                                   $  586,951         $  214,435       $    852,539         $ 432, 233

Rehabilitation, maintenance and spare parts revenue             387,825            250,144            955,031            515,074
                                                       ----------------   ----------------   ----------------   ----------------

             Total revenue                                      974,776            464,579          1,807,570            947,307
                                                       ----------------   ----------------   ----------------   ----------------

Cost of original equipment                                      302,916            151,212            602,934            277,161

Cost of rehabilitation, maintenance and spare parts             200,680            110,896            615,471            210,056

Loss on Cancellation of Contract                                467,127                  -            467,127                  -

Selling, general and administrative expenses                    855,076            298,501          1,702,542            654,453
                                                       ----------------   ----------------   ----------------   ----------------

              Total Costs                                     1,825,799            560,609          3,388,074          1,141,670
                                                       ----------------   ----------------   ----------------   ----------------


(Loss from Operations)
                                                               (851,023)           (96,030)        (1,580,504)          (194,363)


Other income (expense)                                          (20,505)            24,316            (41,593)            30,104
                                                       ----------------   ----------------   ----------------   ----------------

(Loss) before discontinued operations                          (871,528)           (71,714)        (1,622,097)          (164,259)

Discontinued operations:
  Loss from operations of discontinued operations                     -            (75,501)                 -           (167,817)
                                                       ----------------   ----------------   ----------------   ----------------


Net (loss)                                                    ($871,528)         ($147,215)       ($1,622,097)         ($332,076)
                                                       ================   ================   ================   ================


Weighted average number of shares outstanding                 5,214,435          9,847,737          5,207,022          9,847,737
                                                       ================   ================   ================   ================


Net (loss) per share                                             ($0.17)            ($0.01)            ($0.31)            ($0.03)
                                                       ================   ================   ================   ================

                 TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
           October 31, 1996 (Unaudited) and April 30, 1996 (Audited)

                                                                October 31, 1996   April 30, 1996
                                                                   (Unaudited)        (Audited)
                                                                ----------------   --------------
                            Assets
Current Assets
  Cash                                                              $     83,154     $     27,266
  Contracts and accounts receivable, net of allowance
     for doubtful accounts of $75,000 and $75,000                        247,191          488,994
  Costs and estimated earnings in excess of billings
     on uncompleted contracts                                            277,344           85,996
   Inventories                                                           105,325          102,915
   Other current assets                                                   36,069           20,730
   Net assets of discontinued operations                                 392,777          392,777
                                                                ----------------   --------------
        Total current assets                                           1,141,860     $  1,118,678

  Equipment and leasehold improvements, at cost,
    net of accumulated depreciation                                      121,050          227,408

  Due from related parties                                                17,231           20,698

  Investment in unconsolidated subsidiaries                               10,746           10,746

  Intangible assets, less accumulated amortization                       724,639          770,073

  Other assets                                                           118,356          116,835
                                                                ----------------   --------------

Total Assets                                                           2,133,882     $  2,264,438
                                                                ================   ==============

Liabilities and Stockholder's Equity (deficit)
Current liabilities
  Note payable                                                      $    946,996     $    900,000
  Current portion of capital lease obligation                              5,298            6,605
  Accounts payable - trade                                             1,768,022        1,742,861
  Accrued expenses                                                       600,792          562,557
  Provisions for loss on disposal of discontinued operations             277,938           15,632
  Billings in excess of costs and estimated earnings on
     uncompleted contracts                                               108,067          445,755
Total current liabilities                                              3,707,113        3,673,410
                                                                ----------------   --------------

Stockholder's equity (deficit)
  Common stock, par value $.10 per share,
     10,000,000 shares authorized,  9,847,370 shares
      issued and outstanding                                             984,737          984,737
  Capital in excess of par value                                       9,688,122        9,688,122
  Accumulated deficit                                                (12,246,090)     (12,081,831)
                                                                ----------------   --------------
Total stockholder's equity (deficit)                                  (1,573,231)      (1,408,972)
                                                                ----------------   --------------

Total Liabilities and Stockholder's Equity                          $  2,133,882     $  2,264,438
                                                                ================   ==============

                 TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows
                     For the Nine Months Ended October 31,
                                  (Unaudited)

                                                                   1996           1995
                                                              -------------   ------------
Cash flows from operating activities

Net income (loss)                                                ($332,076)   ( $1,622,097)
                                                              -------------   ------------

Adjustments to reconcile net income (loss) to
  net cash (used) provided by operating activities
    Depreciation and amortization                                   80,000         160,084
    (Increase) decrease in:
       Contracts and accounts receivable                           241,803         (25,959)
       Costs and estimated earnings in excess of billings on
          uncompleted contracts                                   (191,348)        624,938
       Inventories                                                  (2,410)       (171,086)
       Other current assets                                        (15,339)        (32,721)
       Other assets                                                 (1,520)        (12,620)
       Due from related parties                                      3,466          13,407
       Intangible assets                                                 -         (12,862)
    Increase (decrease) in:
       Accounts payable - trade                                     25,161          76,847
       Accrued expenses                                             38,235         (97,879)
       Billings in excess of costs and estimated
         earnings on uncompleted contracts                          92,435         141,370
                                                              -------------   ------------

       Total adjustments                                           270,483         663,519
                                                              -------------   ------------

       Net cash (used) provided by operating
          operating activities                                     (61,593)       (958,578)
                                                              -------------   ------------

Cash flows from investing activities:
   Cancellation of notes payable                                    71,792               -
                                                              -------------   ------------

       Net cash (used) provided by investing activities             71,792               -
                                                              -------------   ------------

Cash flows from financing activities:
  Proceeds from issuance of common stock subscriptions                   -       1,038,250
  New principal (payments) proceeds on note payable                 46,996         308,551
  Principal payments on capital lease obligation                    (1,307)         (8,831)
                                                              -------------   ------------

       Net cash provided (used) by financing activities             45,689       1,337,970
                                                              -------------   ------------

Net increase (decrease) in cash                                     55,888         379,392
Cash - beginning of period                                          27,266         232,509
                                                              -------------   ------------

Cash - end of period                                              $ 83,154      $  611,901
                                                              =============   ============

                 TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                October 31, 1996

                                  (Unaudited)


Note 1   Basis of Presentation
         ---------------------


        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to From 10-Q and Rule 10-01 of Regulations S-X. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended October 31, 1996 are not necessarily indicative of the results that may be expected for the year ending April 30, 1997. These consolidated condensed financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended April 30, 1996.

Note 2.   Costs and Estimated Earnings on Uncompleted Contracts
          -----------------------------------------------------

                                             October 31, 1996   April 30, 1996
                                             ----------------   --------------
Cost incurred on uncompleted contracts              $ 135,298        $  74,590

Estimated earnings (loss)                              93,714          107,039
                                             ----------------   --------------

                                                      229,012          181,629

Less billings to date                                 (59,735)        (111,265)
                                             ----------------   --------------

                                                    $ 169,277        $  70,364
                                             ================   ==============
Included in accompanying balance sheets
under the following captions:

Costs and estimated earnings in excess of
billings on uncompleted contracts                   $ 277,344        $  85,996

Billings in excess of costs and estimated
earnings on uncompleted contracts                    (108,067)         (15,632)
                                             ----------------   --------------

                                                    $ 169,277        $  70,364
                                             ================   ==============

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



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations
---------------------

Three Months Ended October 31, 1996
Compared with Three Months Ended October 31, 1995

      Original equipment revenue decreased by $372,516 (63%) to $214,435 for the three month period ended October 31, 1996 from $586,951 for the same period in 1995. Management believes that such decrease is primarily attributable to the reluctance of both existing and potential customers to purchase the Company's products and systems given the uncertainty during fiscal 1997 of the Company's emergence from its then pending Chapter 11 reorganization proceeding under the Federal Bankruptcy Code.

      Rehabilitation, maintenance and spare parts revenue decreased by $137,681 (35%) to
$250,144 for the three month period ended October 31, 1996 from $387,825 for the same period in 1995. This decrease was due to a general decrease in sales of spare parts.

      Cost of original equipment decreased by $151,704 (50%) to $151,212 for the three month period ended October 31, 1996 from $302,916 for the same period in 1995. As a percentage of original equipment revenue, cost of original equipment was 70.5% for the three month period ended October 31, 1996 and 51.6% for the same period in 1995. The increase in the percentage of original equipment revenue was due to the decrease in sales volume in the 1996 period relative to fixed and semi-fixed costs absorbed in the cost of original equipment.

      Selling, general and administration expenses decreased by $556,575 (65%) to $298,501 for the three month period ended October 31, 1996 from $855,076 for the same period in 1995. Due to the Company's substantial and ongoing losses over the last several years and its decision to convert a voluntary Chapter 11 reorganization proceeding under the Federal Bankruptcy Code, the Company further reduced selling, general and administrative expenses by laying off additional personnel and by not incurring any expenses unless they were absolutely necessary to keep the Company functioning during the reorganization period.

Six Months Ended October  31, 1996
Compared with the Six Months Ended
October 31, 1995

      Original equipment revenue decreased by $420,306 (49%) to $432,233 for the six months ended October 31, 1996 from $852,539 for the same period in 1995. Management believes that such decrease is primarily attributable to the reluctance of both existing and potential customers to purchase the Company's products and systems given the uncertainty during fiscal 1997 of the Company's emergence from its then pending Chapter 11 reorganization proceeding under the Federal Bankruptcy Code.

      Rehabilitation, maintenance, and spare parts revenue decreased $439,957 (46%) to $515,074 for the six months ended October 31, 1996 from $955,031 for the same period in 1995. Approximately $250,000 of the decrease was attributable to a service contract for a major oil company in the 1995 period. Spare parts revenues also decreased during the six month period ended October 31, 1996.

      Cost of original equipment decreased by $325,773 (54%) to $277,161 for the six month period ended October 31, 1996 from $602,934 for the same period in 1995. As a percentage of original equipment revenue, cost of original equipment was 64% for the six month period ended October 31, 1996 and 70.7% for the same period in 1995.

      Selling, general and administrative expenses decreased by $1,048,089 (62%) to $654,453 for the six month period ended October 31, 1996 from $1,702,542 for
the same period in 1995.   Due to the Company's substantial and ongoing losses
over the last several years and its decision to convert to a voluntary Chapter 11 reorganization proceeding under the Federal Bankruptcy Code, the Company further reduced selling, general and administrative expenses by laying off additional personnel and by not incurring any expenses unless they were absolutely necessary to keep the Company functioning during the reorganization period.

Liquidity and Capital Resources

      The Company had a negative cash flow from operating activities of $61,593 for the six month period ended October 31, 1996 as compared to a negative cash flow of $958,578 for the six month period ended October 31, 1995, a decrease of $896,985.

      At October 31, 1996, the Company had negative working capital of $2,565,253 as compared to $2,554,732 at April 30, 1996, an increase in negative working capital of $10,521. The Company's current ratio (current assets divided by current liabilities) was .31 and .30 at October 31, 1996 and April 30, 1996, respectively.

      The Company's contracts typically provide for progress payments based upon the achievement of performance milestones or the passage of time. The Company's contracts often provide for the Company's customers to retain a portion of the contract price until the achievement of performance guarantees has been demonstrated. The Company attempts to have its progress billings exceed its costs and estimated earnings on uncompleted contracts; however, it is possible, at any point in time, that costs and estimated earnings can exceed progress billings on uncompleted contracts, which would negatively impact cash flow and working capital. At October 31, 1996 and April 30, 1995, "Costs and estimated earnings in excess of billings on uncompleted contracts" exceeded "Billings in excess of costs and estimated earnings on uncompleted contracts" by $169,277 and $70,364, respectively, thereby negatively effecting working capital.

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

Part II - Other Information
---------------------------

      Item 1. Chapter 7 Bankruptcy Case filed in July 1996 subsequently converted to a Chapter 11 Bankruptcy Proceeding

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


      DATED:   March 5, 1999

      TURBOSONIC TECHNOLOGIES, INC.



      by:    /s/ Patrick J. Forde
             ------------------------------------------
             Patrick J. Forde
             Treasurer and Principal Financial and Accounting Officer