Form 10QSB
period 1997-01-31
TURBOSONIC TECHNOLOGIES INC
filed 1999-03-08
CIK 900393

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.   20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   January 31, 1997
                               -------------------------------------------------

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    --------------------------

Commission File Number                           0-21832
                        --------------------------------------------------------

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports and (2) has been subject to such
filing requirements for the past 90 days.                        [X]Yes  [_] No

              APPLICABLE ONLY TO ISSUERS INVOLVED IN A BANKRUPTCY
                  PROCEEDING DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.                                           [X]Yes  [_] No

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  As of January 31, 1997  9,847,370 shares of common stock were outstanding.

                TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES

                                   FORM 10-Q

                                     INDEX


PART 1 - FINANCIAL INFORMATION                                          PAGE
------------------------------                                          ----

     Item 1.

     Consolidated Statements of Operations
          (Unaudited) for the Three Months and Nine Months
          Ended January 31, 1997 and 1996                                 3
     Consolidated Balance Sheets
          at January 31, 1997 (Unaudited) and
          April 30, 1996                                                  4
     Consolidated Statements of Cash Flows
          (Unaudited) for the Nine Months Ended
          January 31, 1997 and 1996                                       5
     Notes to Consolidated Financial Statements
          (Unaudited)                                                     6 - 8

     Item 2.

     Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                                      8 - 10


PART II - OTHER INFORMATION
---------------------------

     Item 1.  Legal Proceedings                                           11

     Item 2.  Changes in Securities                                       11

     Item 3.  Defaults Upon Senior Securities                             11

     Item 4.  Submission of Matters to a
             Vote of Security Holders                                     11

     Item 5.  Other Information                                           11

     Item 6.  Exhibits and Reports on Form 8-K                            11

     Signature

                TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES
                     Consolidated Statement of Operations
                                  (Unaudited)

                                                            For the Three      For the Three      For the Nine       For the Nine
                                                            Months Ended       Months Ended       Months Ended       Months Ended
                                                           January 31, 1996   January 31, 1997   January 31, 1996   January 31, 1997
                                                           ----------------   ----------------   ----------------   ----------------
Original equipment revenue                                   $  901,926         $  241,278       $  1,754,465         $  673,511

Rehabilitation, maintenance and spare parts
 revenue                                                        463,263            397,686          1,418,294            912,760

                                                           ----------------   ----------------   ----------------   ----------------


              Total revenue                                   1,365,189            638,964          3,172,759          1,586,271
                                                           ----------------   ----------------   ----------------   ----------------


Cost of original equipment                                      713,681            106,147          1,316,615            383,308

Cost of rehabilitation, maintenance and spare parts             208,680            158,332            824,151            368,388

Loss on Cancellation of Contract                                      -                  -            467,127                  -

Selling, general and administrative expenses                    746,848            212,267          2,449,390            866,720
                                                           ----------------   ----------------   ----------------   ----------------


              Total Costs                                     1,669,209            476,746          5,057,283          1,618,416
                                                           ----------------   ----------------   ----------------   ----------------

Profit (Loss) from operations                                  (304,020)           162,218         (1,884,524)           (32,145)

Other income (expense)                                          (42,170)                50            (83,763)            30,154
                                                           ----------------   ----------------   ----------------   ----------------

Income (loss) before discontinued operations                   (346,190)           162,268        ($1,968,287)            (1,991)

Discontinued operations:
   Loss from operation of discontinued operations                     -           (101,343)                 -           (269,160)
                                                           ----------------   ----------------   ----------------   ----------------

Net profit (loss)                                             ($346,190)        $   60,925        ($1,968,287)         ($271,151)
                                                           ================   ================   ================   ===============

Weighted average number of shares outstanding                 7,934,221          9,847,737          6,116,158          9,847,737
                                                           ================   ================   ================   ===============

Net profit (loss) per share                                      ($0.04)             $0.01             ($0.32)            ($0.03)
                                                           ================   ================   ================   ===============

                TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
           January 31, 1997 (Unaudited) and April 30, 1996 (Audited)

                                                               January 31, 1997   April 30, 1996
                                                                  (Unaudited)        (Audited)
                                                              ------------------  --------------
                           Assets
Current Assets:
  Cash                                                             $    198,208     $     27,266
  Contracts and accounts receivable, net of allowance
     for doubtful accounts of $75,000 and $75,000                       201,243          488,994
  Costs and estimated earnings in excess of billings
     on uncompleted contracts                                           212,249           85,996
   Inventories                                                          107,832          102,915
   Other current assets                                                  34,076           20,730
   Net assets of discontinued operations                                392,777          392,777
                                                             -------------------  --------------

 Total current assets                                              $  1,146,385     $  1,118,678

  Equipment and leasehold improvements, at cost,
    net of accumulated depreciation                                     105,050          227,408

  Due from related parties                                               17,232           20,698

  Investment in unconsolidated subsidiaries                              10,746           10,746

  Intangible assets, less accumulated amortization                      700,639          770,073

  Other assets                                                          118,954          116,835
                                                             -------------------  --------------

Total Assets                                                       $  2,099,006     $  2,264,438
                                                             ===================  ==============

Liabilities and stockholder's equity (deficit)
Current liabilities:
  Note payable                                                     $    996,996     $    900,000
  Current portion of capital lease obligation                             5,298            6,605
  Accounts payable - trade                                            1,756,786        1,742,861
  Accrued expenses                                                      565,862          562,557
  Billings in excess of costs and estimated earnings on
     uncompleted contracts                                                8,432           15,632
  Provision for loss on disposal of discontinued operations             176,595          445,755
Total current liabilities                                             3,509,969        3,673,410
                                                             -------------------  --------------

Stockholder's equity (deficit):
  Common stock, par value $.10 per share,
     10,000,000 shares authorized, 9,847,737
      shares issued and outstanding                                     984,737          984,737
  Capital in excess of par value                                      9,688,122        9,688,122
  Accumulated deficit                                               (12,083,822)     (12,081,831)

Total stockholder's equity (deficit)                                 (1,410,963)      (1,408,972)
                                                             -------------------  --------------

Total Liabilities and Stockholder's Equity                         $  2,099,006     $  2,264,438
                                                             ===================  ==============

                 TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows
              For the Nine Months Ended January 31, 1997 and 1996
                                  (Unaudited)



                                                                   1997          1996
                                                              -------------  ------------
Cash flows from operating activities

Net income (loss)                                                ($271,151)   ($1,968,287)
                                                              -------------  ------------

Adjustments to reconcile net income (loss) to
  net cash (used) provided by operating activities:
    Depreciation and amortization                                  120,000        239,985
    (Increase) decrease in:
       Contracts and accounts receivable                           287,751        121,538
       Costs and estimated earnings in excess of billings on
          uncompleted contracts                                   (126,253)       295,391
       Inventories                                                  (4,917)      (191,831)
       Other current assets                                        (13,346)         1,934
       Other assets                                                 (2,119)       (10,429)
       Due from related parties                                      3,466         22,778
       Intangible assets                                                 -        (12,862)
    Increase (decrease) in:
       Accounts payable - trade                                     13,925        169,048
       Accrued expenses                                              3,305         39,305
       Billings in excess of costs and estimated
         earnings on uncompleted contracts                          (7,200)        88,241
                                                              -------------  ------------

       Total adjustments                                           274,612        763,098
                                                              -------------  ------------

       Net cash (used) provided by operating
          operating activities                                       3,461     (1,205,189)
                                                              -------------  ------------

Cash flows from investing activities:
Payments for acquisition of equipment                                    -        (15,000)
Cancellation of notes payable                                       71,792              -
                                                              -------------  ------------

       Net cash (used) provided by investing activities             71,792        (15,000)
                                                              -------------  ------------

Cash flows from financing activities:
  Proceeds from issuance of common stock                                 -      1,038,250
  New principal (payments) proceeds on note payable                 96,996        278,308
  Principal payments on capital lease obligation                    (1,307)       (13,409)
                                                              -------------  ------------

       Net cash provided (used) by financing activities             95,689      1,303,149
                                                              -------------  ------------

Net increase (decrease) in cash                                    170,942         82,960
Cash - beginning of period                                          27,266        232,509
                                                              -------------  ------------

Cash - end of period                                            $  198,208   $    315,469
                                                              =============  ============

                TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                               January 31, 1997

                                  (Unaudited)


Note 1  Basis of Presentation
        ---------------------

        The accompanying unaudited consolidated financial statements have been prepared in required by generally accepted accounting principles. In the opinion of adjustments (consisting of normal recurring accruals) considered presentation have been included. Operating results for the three periods ended January 31, 1997 are not necessarily indicative of expected for the year ending April 30, 1997. These consolidated statements should be read in conjunction with the financial included in the Company's annual report on Form 10-K for the year ended April 30, 1996.


Note 2.   Costs and Estimated Earnings on Uncompleted Contracts
          -----------------------------------------------------

                                             January 31, 1997   April 30, 1996
                                             -----------------  ---------------

Costs incurred on uncompleted contracts              $148,951        $  74,590

Estimated earnings                                     65,985          107,039
                                             ------------------ --------------

                                                      214,936          181,629

Less: billings to date                                (11,119)        (111,265)
                                             ------------------ --------------

                                                     $203,817        $  70,364
                                             ================== ==============
Included in accompanying balance sheets
under the following captions:

Costs and estimated earnings in excess of
billings on uncompleted contracts                    $212,249        $  85,996

Billings in excess of costs and estimated
earnings on uncompleted contracts                      (8,432)         (15,632)
                                             ================== ==============

                                                     $203,817        $  70,364
                                             ================== ==============

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



Item 2.             Management's Discussion and Analysis of Financial
                         Condition and Results of Operations


Results of Operations
---------------------

Three Months Ended January 31, 1997
Compared with Three Months Ended January 31, 1996

          Original equipment revenue decreased by $660,648 (73%) to $241,278 for the three month period ended January 31, 1997 from $901,926 for the same period in 1996. Revenue from long-term contracts is recognized using the percentage of completion method of accounting where estimates of costs to complete and the extent of progress toward completion are reasonably dependable. For those contracts, however, that utilize a new technology or require filtration of a material with which the Company has not had previous experience, the completed contract method is used. No revenues or costs were recognized under the completed contract method during the three months ended January 31, 1997 and 1996. Management believes that such decrease is primarily attributable to the reluctance of both existing and potential customers to purchase the Company's products and systems given the uncertainty during fiscal 1997 of the Company's emergence from its then pending Chapter 11 reorganization proceeding under the Federal Bankruptcy Code.

          Rehabilitation, maintenance and spare parts revenue decreased by $65,577 (14%) to $397,686 for the three month period ended January 31, 1997 from $463,263 for the same period in 1996. This decrease was due to a general decrease in sales of spare parts.

          Cost of original equipment decreased by $607,534 (85%) to $106,147 for the three month period ended January 31, 1997 from $713,681 for the same period in 1996. As a percentage of original equipment revenue, cost of original equipment was 44 % for the three month period ended January 31, 1997 and 79.1% for the same period in 1996. The improvement in the percentage of cost of original equipment revenue was due to the fact that the 1996 period included revenues and costs related to a contract which had a very low gross margin.

          Selling, general and administration expenses decreased by $534,581 (72%) to $212,267 for the three month period ended January 31, 1997 from $746,848 for the same period in 1996. Due to the Company's substantial and ongoing losses over the last several years and its decision to convert to a voluntary Chapter 11 reorganization proceeding under the Federal Bankruptcy Code, the Company further reduced selling, general and administrative expenses by laying off additional personnel and by not incurring any expenses unless they were absolutely necessary to keep the Company functioning during the reorganization period.


Nine Months Ended January  31, 1997
Compared with the Nine Months Ended January 31, 1996

          Original equipment revenue decreased by $1,080,954 (62%) to $673,511 for the nine months ended January 31, 1997 from 1,754,465 for the same period in 1996. Management believes that such decrease is primarily attributable to the reluctance of both existing and potential customers to purchase the Company's products and systems given the uncertainty during fiscal 1997 of the Company's emergence from its then pending Chapter 11 reorganization proceeding under the Federal Bankruptcy Code.

          Rehabilitation, maintenance, and spare parts revenue decreased $505,534 (36%) to $912,760 for the nine months ended January 31, 1997 from $1,418,294 for the same period in 1996. Approximately $250,000 of the decrease was attributable to a service contract for a major oil company included in the 1996 period. Spare parts revenues also decreased during the nine month period ended January 31, 1997.

          Cost of original equipment decreased by $933,307 (71%) to $383,308 for the nine month period ended January 31, 1997 from $1,316,615 for the same period in 1996. As a percentage of original equipment revenue, cost of original equipment was 57% for the nine month period ended January 31, 1997 and 75% for the same period in 1996. The improvement in the percentage of cost of original equipment revenue was due to the fact that the 1996 period included revenues and costs related to a contract which had very low gross margin.

          Selling, general and administrative expenses decreased by $1,582,670 (65%) to $866,720 for the nine month period ended January 31, 1997 from $2,449,390 for the same period in 1996. Due to the Company's substantial and ongoing losses over the last several years and its decision to convert to a voluntary Chapter 11 reorganization proceeding under the Federal Bankruptcy Code, the Company further reduced selling, general and administrative expenses by laying off additional personnel and by not incurring any expenses unless they were absolutely necessary to keep the Company functioning during the reorganization period.


Liquidity and Capital Resources

          The Company had a positive cash flow from operating activities of $3,461 for the nine month period ended January 31, 1997 as compared to a negative cash flow of $1,205,189 for the nine month period ended January 31, 1996, an increase of $1,208,650.

          At January 31, 1997, the Company had negative working capital of $2,363,584 as compared to $2,554,732 at April 30, 1996, a decrease in negative
working capital of $191,148.               The Company's current ratio (current
assets divided by current liabilities) was .33 and .30 at January 31, 1997 and April 30, 1996, respectively.

          The Company's contracts typically provide for progress payments based upon the achievement of performance milestones or the passage of time. The Company's contracts often provide for the Company's customers to retain a portion of the contract price until the achievement of performance guarantees has been demonstrated. The Company attempts to have its progress billings exceed its costs and estimated earnings on uncompleted contracts; however, it is possible, at any point in time, that costs and estimated earnings can exceed progress billings on uncompleted contracts, which would negatively impact cash flow and working capital. At January 31, 1997 and April 30, 1996, "Costs and estimated earnings in excess of billings on uncompleted contracts" exceeded "Billings in excess of costs and estimated earnings on uncompleted contracts" by $203,817 and $70,364, respectively, thereby negatively effecting working capital.

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

          Due to the substantial and ongoing losses experienced by the Company, the Company, on September 16, 1996, converted an involuntary Chapter 7 Bankruptcy case initiated against it by certain of its creditors in July 1996 to a voluntary Chapter 11 reorganization proceeding under the Federal Bankruptcy Code. On September 3, 1996, the Company signed an agreement with Turbotak which contemplated a merger of the two companies. A plan of reorganization, calling for a consolidation of the Company and Turbotak, was filed with the Bankruptcy court by the Company in March 1997 and, in an amended and modified form, was approved by the Court in July 1997. Such consolidation and the resulting acquisition by Turbotak's shareholders of an approximately 82% equity interest in the Company was consummated on August 27, 1997. (See Note 3 - Other Events)


Part II - Other Information
---------------------------

          Item 1. Chapter 7 Bankruptcy case initiated July 1996 and then converted to a Chapter 11 Bankruptcy Proceeding on September 16, 1996.

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


DATED:   March 5, 1999

TURBOSONIC TECHNOLOGIES, INC.



by:/s/ Patrick J. Forde
   ------------------------------------------------------------
       Patrick J. Forde
       Treasurer and Principal Financial and Accounting Officer