Form 10QSB
period 1999-03-31
TURBOSONIC TECHNOLOGIES INC
filed 1999-05-13
CIK 900393

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-QSB



(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT
     OF 1934
For the quarterly period ended     MARCH 31, 1999
                               -------------------------------------------------
                                      or

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

550 Parkside Drive, Suite A-14,  Waterloo, Ontario, Canada           N2L 5V4
--------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)


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


                     APPLICABLE ONLY TO CORPORATE ISSUERS:
         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of March 31, 1999 10,000,000 shares of common stock were outstanding.

                TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  Form 10-QSB



                                     INDEX


PART 1 - FINANCIAL INFORMATION                                              PAGE
------------------------------                                              ----

     Item 1.
     Consolidated Statements of Operations
              (Unaudited) for the Three Months and the Nine Months
              Ended March 31, 1999 and 1998                                  3

     Consolidated Balance Sheets
              at March 31, 1999 (Unaudited) and June 30, 1998 (Audited)      4

     Consolidated Statements of Cash Flow
              (Unaudited) for the Nine Months Ended
              March 31, 1999 and 1998                                        5

     Notes to Consolidated Financial Statements
              (Unaudited)                                                   6-8

     Item 2.
     Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                                    8-11


PART 11 - OTHER INFORMATION

     Item 1.  Legal Proceedings                                              12

     Item 2.  Changes in Securities                                          12

     Item 3.  Defaults Upon Senior Securities                                12

     Item 4.  Submission of Matters to a
              Vote of Security Holders                                       12

     Item 5.  Other Information                                              12

     Item 6.  Exhibits and Reports on Form 8-K                               12

     Signature

                                  TURBOSONIC TECHNOLOGIES, INC.
                                  AND SUBSIDIARIES
                                  Consolidated Statement of Operations
                                  US dollars
                                  (Unaudited)


                                             For the Three    For the Three       For the Nine       For the Nine
                                             Months Ended      Months Ended       Months Ended       Months Ended
                                            March 31, 1999    March 31, 1998     March 31, 1999     March 31, 1998
                                            --------------    --------------     --------------     --------------
Original equipment revenue                     $ 583,146        $ 125,789          $1,515,427          $1,382,124

Rehabiliataion, maintenance and
spare parts revenue                              459,287          341,882           1,527,309             917,391
                                            --------------    --------------     --------------     --------------

     Total Revenue                             1,042,433          467,671           3,042,736           2,299,515
                                            --------------    --------------     --------------     --------------

Cost of Original Equipment                       327,298          116,901             894,834           1,017,399

Cost of rehabilitation, maintenance
  and spare parts                                285,363          211,571             968,991             529,481
       Total cost of goods sold             --------------    --------------     --------------     --------------


                                                 612,661          328,472           1,863,825           1,546,880
                                            --------------    --------------    --------------     --------------

       Gross Profit                              429,772          139,199           1,178,911             752,635

Selling, general and administrative
expenses                                         373,064          445,014             967,262           1,213,206
Depreciation and amortization                     48,973           55,771             146,152             151,877
Debt Conversion Inducement Expense                     0                0                   0              94,675
                                            --------------    --------------     --------------     --------------
     Total Expenses                              422,037          500,785           1,113,414           1,459,758
                                            --------------    --------------     --------------     --------------

Gain (Loss) from Operations                        7,735         (361,586)             65,497            (707,123)

Interest Income (Expense)                         (4,528)            (190)            (14,034)             12,479 (a)
                                            --------------    --------------     --------------     --------------
Net Income (Loss) before taxes                     3,207         (361,776)             51,463            (694,644)
                                            --------------    --------------     --------------     --------------
Tax Provision                                          0                0                   0               2,055
                                            --------------    --------------     --------------     --------------
Net Income (Loss) after taxes                     $3,207        ($361,776)            $51,463           ($696,699)
                                            ==============    ==============     ==============     ==============

Weighted average number of shares             10,000,000        8,036,393          10,000,000           8,036,393
outstanding
Incremental shares using treasury              10,500,00        8,236,393(b)       10,500,000           8,236,393(b)
method

Basic EPS                                         $0.000          ($0.045)             $0.005             ($0.087)

Diluted EPS                                       $0.000          ($0.044)             $0.005             ($0.085)

        (a) restated to reflect impact of CVF interest forgiveness on equity rather than income;
        (b) no incremental shares related to options are included due to the loss in the 1st and 2d quarters of fiscal '98.

                                 TURBOSONIC TECHNOLOGIES, INC.
                                 AND SUBSIDIARIES
                                 Consolidated Balance Sheets
                                 (US dollars)

                                                                                   March 31, 1999            June 30, 1998
                           Assets                                                    (Unaudited)              (audited)
                                                                                   --------------            -------------
         Current Assets:
         Cash                                                                          $  103,304             $    69,277
         Contracts and accounts receivable, net of allowance
          for doubtful accounts of $57,046 and $101,941                                   802,366                 491,137
         Deferred contract costs and unbilled revenue                                     113,699                  52,764
         Inventories                                                                      126,937                 137,388
         Income Tax Receivable                                                             28,890                  29,135
         Other current assets                                                              94,076                 111,286
                                                                                   --------------            -------------
Total current assets                                                                    1,269,272                 890,987

         Equipment and leasehold improvements,
           at cost,   net of accumulated depreciation                                      90,484                 113,489
         Investment in unconsolidated subsidiaries                                         10,755                  10,746
         Patents, less accumulated amortization                                                 1                       1
         Goodwill                                                                       1,281,652               1,395,943
         Other assets                                                                       9,660                   9,660
                                                                                   --------------            -------------
         Total Assets                                                                  $2,661,824              $2,420,826
                                                                                   ==============            =============
                  Liabilities  and Stockholders' Equity
         Current Liabilities:

         Accounts payable & accrued expenses                                          $   878,843              $  865,670
         Billings in excess of costs and estimated
                   earnings on uncompleted contracts                                      177,170                 163,752
                                                                                        1,056,013               1,029,422

         Accrued Expenses                                                                 115,301                 152,262
Loans from Shareholders    [Note 4]                                                       193,651                       -
                                                                                   --------------            -------------
                                                                                        1,364,965               1,181,684

         Stockholders' Equity:
         Authorized Share Capital
          21,800,000   common  shares  par  value  $0.10  per  share
          8,200,000 exchangeable common shares par value
                    $0.10 per share

         Issued Share Capital
           1,800,000  common shares                                                             -                       -
           8,200,000  exchangeable shares                                               2,247,334               2,247,334
          Additional paid - in capital   [Note 4]                                       1,445,927               1,439,586
                                                                                ------------------          ---------------
                                                                                        3,693,261               3,686,920
         Currency translation adjustments                                                 (18,471)                (18,384)
         Accumulated deficit                                                           (2,377,931)             (2,429,394)
                                                                                -------------------         ---------------

         Total stockholders' equity                                                     1,296,859               1,239,142

         Total Liabilities and Stockholders' Equity                                    $2,661,824              $2,420,826
                                                                                ===================        ================

                         TURBOSONIC TECHNOLOGIES, INC.
                         AND SUBSIDIARIES
                         Consolidated Statement of Cash Flows
                         for the nine months ended March 31, 1999 and 1998 (U. S. dollars) (Unaudited)

                                                                                   March 31, 1999            March 31, 1998
                                                                                   --------------            --------------
      Cash flows from operating activities
         Net income (loss)                                                             $ 51,463                 ($ 696,699)
      Add (deduct) charges to operations not requiring
      a current cash payment
         Depreciation and amortization                                                  146,152                    151,877
         Debt conversion expense                                                              0                     94,675
                                                                                   --------------            --------------
                                                                                        197,615                   (450,147)

      Changes in non-cash working capital balances related to operations:
         Decrease (increase) in accounts receivable                                    (311,229)                   513,680
         (Increase) decrease in income taxes recoverable                                    245                    (15,211)
         Decrease (increase) in inventories                                              10,451                     11,807
         Decrease (increase) in deferred contract costs
           and unbilled revenue                                                         (60,935)                   221,755
         Decrease (increase) in other current assets                                     17,210                    (19,144)
         Decrease (increase) in other assets                                                  0                     13,099
         Increase (decrease) in accounts payable and
           accrued charges                                                              (23,788)                  (484,967)
         Increase (decrease) in unearned revenue and
           contract advances                                                             13,418                   (162,613)
         Increase (decrease) in income taxes payable                                          0                    (12,703)
                                                                                   --------------            --------------
                                                                                       (354,628)                    65,703)
                                                                                   --------------            --------------
         Net cash provided by (applied to) operating activities                        (157,013)                  (384,444)
                                                                                   --------------            --------------


      Cash flows from investing activities:
         Purchase of fixed assets                                                       (11,650)                   (35,598)
         Deposit and prepaid costs                                                            0                   (118,391)
                                                                                   --------------            --------------

                  Net cash (applied to) provided by investing activities                (11,650)                  (153,989)
                                                                                   ---------------           --------------

      Cash flows from financing activities
         Proceeds from issuance of common stock                                               0                    144,113
         Cash held in trust                                                                   0                     67,427
         Deposit on common share offering                                                     0                   (109,355)
         Shareholder loans                                                              198,847                          0
                                                                                   ---------------           --------------

                  Net cash provided (used) by financing activities                      198,847                    102,185
                                                                                   ---------------           --------------

      Effect of exchange rate change on cash                                              3,843                     (2,005)
                                                                                   ---------------           --------------

         Net cash (applied) provided during year                                         34,027                   (438,253)
         Cash - beginning of period                                                      69,277                    406,847
         Cash acquired on reverse acquisition                                                 0                    174,786
                                                                                   ---------------           --------------
         Cash - end of period                                                          $103,304                   $143,380
                                                                                   ===============           ==============

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 1999
(Unaudited)


Note 1.  Basis of Presentation

TurboSonic Technologies, Inc., formerly known as Sonic Environmental Systems, Inc. and its subsidiaries (collectively the "Company"), directly and through subsidiaries, designs and markets integrated pollution control and industrial gas cooling/conditioning systems including liquid atomization technology, dust suppression systems and ceramic heat exchanger systems to ameliorate or abate industrial environmental problems. Sonic Environmental Systems, Inc. (Sonic) was consolidated with Turbotak Technologies Inc. (Turbotak) on August 27, 1997 pursuant to a Plan of Reorganization that was approved by the Federal Bankruptcy Court on July 3, 1997 (see Note 3).

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

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulations S-X. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending June 30, 1999. These consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report on form 10-KSB for the year ended June 30, 1998.

Note 2.  Costs and Estimated Earnings on Uncompleted Contracts

                                                  March 31, 1999                    June 30, 1998
                                                  ---------------                   -------------
Costs incurred on uncompleted contracts                1,105,770                       2,246,434

Estimated earnings                                       474,520                         723,150
                                                  ---------------                   -------------

                                                       1,580,290                       2,969,584

Less:        billings to date                          1,643,761                       3,080,572
                                                  ---------------                   -------------

Included in accompanying balance sheets
under the following captions:                            (63,471)                       (110,988)
                                                  ===============                  ==============

Costs and estimated earnings in excess of
billings on uncompleted contracts                        113,699                          52,764
Billings in excess of costs and estimated
earnings on uncompleted contracts                       (177,170)                       (163,752)
                                                  ---------------                  --------------
                                                         (63,471)                       (110,988)
                                                  ===============                  ==============

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

Note 4.   Loans from Shareholders

An officer and director of the Company, together with another shareholder of the Company, lent an aggregate of Canadian $200,000 (representing $129,400 at the exchange rate of $0.647 at such date) to the Company on October 21, 1998. Another officer and director and another shareholder each lent Canadian $100,000 (representing $65,490 and $66,620 at the exchange rates of $0.6549 and $0.6662 at the date of their respective loans) to the Company on January 4, 1999 and April 9, 1999, respectively. All of these loans are repayable two years from the date of the loan, bear interest at 10% per annum and are collateralized by a lien upon and security interest in substantially all of the Company's assets. As an inducement to advance these sums to the Company, the lenders were granted detachable warrants to purchase an aggregate of 400,000 common shares of the Company at an initial exercise price of $0.50 through October 31, 2000, increasing to $0.75 thereafter through October 31, 2002 and to $1.00 thereafter through October 31, 2003, respectively. The warrants, whose initial exercise price was greater than the market price of the Company's common shares on the date such warrants were granted, expire on the earlier of October 31, 2003 or 30 days after the Company's shares have closed at a price per share above $1.50 for 10 consecutive trading days on the NASDAQ over-the-counter Bulletin Board. In accordance with APB 14, a portion of the proceeds of the debt securities issued with detachable stock purchase warrants, which is allocated as the fair-value of the warrants, has been accounted for as paid-in capital. The related discount on the debt securities will be amortized over the remaining period to maturity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Three Months ended March 31, 1999 Compared with Three Months ended March 31,
1998

Original equipment revenue increased by $457,357 (363.6%) to $583,146 for the three month period ended March 31, 1999 from $125,789 for the same period in 1998. The increase in revenues for the three month period ended March 31, 1999 was primarily due to the supply of two scrubbers and a cooling tower upgrade to a major chemical processing firm. The new EPA "cluster rules", adopted in early 1998 by the U.S. government, have generated an increase in requests for quotations for the Company's equipment and are now beginning to result in an increase in orders.

Rehabilitation, maintenance and spare parts revenue increased by $117,405 (34.3%) to $459,287 for the three month period ended March 31, 1999 from $341,882 for the same period in 1998. This increase reflects a return to a more normal volume of this segment for this particular period of the year.

Cost of original equipment increased by $210,397 (180.0%) to $327,298 for the three month period ended March 31, 1999 from $116,901 for the same period in 1998. As a percentage of original equipment revenue, cost of original equipment was 56.1% for the three month period ended March 31, 1999 and 92.9% for the same period in 1998. The increased costs of original equipment in this quarter is the direct result of the increased sales volumes discussed above. The decrease percentage in costs for original equipment in the March 1999 quarter reflects a return to historical gross margins.

Cost of rehabilitation, maintenance and spare parts increased by $73,792 (34.9%) to $285,363 for the period ended March 31, 1999 from $211,571 for the same 1998 period. The increased costs are primarily the result of the increased volume reported above. As a percentage of rehabilitation, maintenance and spare parts revenue, the costs were 62.1% for the three month period ended March 31, 1999 and 61.9% for the same period in 1998.

Selling, general and administrative expenses decreased $71,950 (16.2%) to $373,064 for the three month period ended March 31, 1999 from the same period in 1998. As a percentage of total revenue, selling, general and administrative expenses were 35.8% for the quarter ended March 31, 1999 and 95.2% for the same period in 1998. This reduction was the result of increased engineering absorption in the current quarter, together with lower operating costs for the New Jersey operation.

Amortization of goodwill which was created as the result of the merger with Sonic Environmental amounted to $39,378 in the current quarter.

Interest expense of $4,528 was recorded for the three months ended March 31, 1999 from interest expense of $190 for the same period in 1998, an increase of $4,338. The increase is the result of interest on shareholder loans in this period compared to the same period a year earlier.

Results of Operations
Nine Months ended March 31, 1999
Compared with Nine Months ended March 31, 1998

Original equipment revenue increased by $133,303 (9.6%) to $1,515,427 for the nine month period ended March 31, 1999 from $1,382,124 for the same period in fiscal 1998. The increase in revenues for the nine month period ended March 31, 1999 was primarily due to an increased need by our customer base for systems-type projects in this period, over the previous period.

Rehabilitation, maintenance and spare parts revenue increased by $609,918 (66.5%) to $1,527,309 for the nine month period ended March 31, 1999 from $917,391 for the same period in 1997/1998. This increase reflects a return to a more normal volume of this segment of the Company's business.

Cost of original equipment decreased by $122,565 (12.0%) to $894,834 for the nine month period ended March 31, 1999 from $1,017,399 for the same period in 1997/1998. As a percentage of original equipment revenue, cost of original equipment was 59.0% for the nine month period ended March 31, 1999 and 73.6% for the same period in fiscal 1998. The decreased percentage in costs for original equipment reflects a return to historical gross margins.

Cost of rehabilitation, maintenance and spare parts increased by $439,510 (83.0%) to $968,991 for the period ended March 31, 1999 from $529,481 for the same fiscal 1998 period. The increased costs are primarily the result of the increased volume reported above. As a percentage of rehabilitation, maintenance and spare parts revenue, the costs were 63.4% for the nine month period ended March 31, 1999 and 55.7% for the same period in 1997/1998. The increased percentage reflects a return to historical gross margins.

Selling, general and administrative expenses decreased $245,944 (20.3%) to $967,262 for the nine month period ended March 31, 1999 from the same period in fiscal 1998. As a percentage of total revenue, selling, general and administrative expenses were 31.8% for the three quarters ended March 31, 1999 and 52.8% for the same period in 1998. This reduction was the result of increased engineering absorption over the previous year, together with the non-recurrence of a charge against income in fiscal 1997 for Debt Conversion Inducement expense. Amortization of goodwill which was created as the result of the merger with Sonic Environmental amounted to $117,465 in the nine month period.

Interest expense of $14,034 was recorded for the nine months ended March 31, 1999 from interest income of $12,479 for the same period in fiscal 1998, an increase in interest expense of $26,513. The increase in interest expense is the result of interest on shareholder loans in this period compared to the same period in fiscal 1998.


Liquidity and Capital Resources

The Company had a negative cash flow from operating activities of $157,013 for the nine month period ended March 31, 1999 as compared to negative cash flow of $384,444 for the same period in fiscal 1998, an improvement in cash flow of $227,431.

At March 31, 1999, the Company had working capital of $213,259 as compared to negative working capital as at June 30, 1998 of $138,435, an increase in working capital of $351,694. The Company's current ratio (current assets divided by current liabilities) was 1.20 and 0.87 as at March 31, 1999 and June 30, 1998, respectively.

The Company's contracts typically provide for progress payments based upon the achievement of performance milestones or the passage of time. The Company's contracts often provide for the Company's customers to retain a portion of the contract price until the achievement of performance guarantees has been demonstrated. The Company attempts to have its progress billings exceed its costs and estimated earnings on uncompleted contracts; however, it is possible, at any point in time, that costs and estimated earnings can exceed progress billings on uncompleted contracts, which would negatively impact cash flow and working capital. At March 31, 1999 and June 30, 1998, "Unearned revenue and contract advances" exceeded "Deferred costs and unbilled revenue" by $63,471 and $110,988 respectively, thereby negatively effecting working capital.

As a result of the loss from operations incurred in the year ended June 30, 1998, the Company depleted its cash resources and had a working capital deficiency as at June 30, 1998 of $138,435. As a consequence of such deficiency, Donald R. Spink, Sr. and Patrick J. Forde, officers and directors of the Company, together with two shareholders of the Company, lent an aggregate of Canadian $400,000 (representing $261,510 at the exchange rate at the date of each loan) to the Company (see Note 4 - Loans from Shareholders). These lenders have indicated their intention to provide financial support to the Company, if required, to meet working capital needs during the next year.

The Company's backlog as at March 31, 1999 was approximately $450,000, 95% of which the Company believes will be shipped prior to the end of the current fiscal year. The Company believes that the projected cash generated from operations and the proceeds from the above mentioned financing will be sufficient to meet its cash needs through the end of the fiscal year ended June 30, 1999.

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

DATED:  May 11, 1999

TURBOSONIC TECHNOLOGIES, INC.




by: /s/  PATRICK FORDE
    ------------------
Patrick Forde, Treasurer and
Principal Financial and
Accounting Officer