Form 10KSB40
period 1999-06-30
TURBOSONIC TECHNOLOGIES INC
filed 1999-10-01
CIK 900393

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                  FORM 10-KSB

(Mark One)

[X]ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                    For the fiscal year ended June 30, 1999

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

                For the transition period from        to

                        Commission file number 0-21832

                         TURBOSONIC TECHNOLOGIES, INC.
                (Name of Small Business Issuer in its Charter)

                                                     13-1949528
               Delaware                 (I.R.S. Employer Identification No.)
    (State or other jurisdiction of
    incorporation or organization)

                                                       N2L 5V4

                                                     (Zip Code)
          550 Parkside Drive,
         Suite A-14, Waterloo,
            Ontario, Canada
    (Address of principal executive
               offices)

                                (519) 885-5513
               (Issuer's telephone number, including area code)

     Securities registered pursuant to Section 12(b) of the Exchange Act:

                                                         Name of Each Exchange
              Title of Each Class                         on Which Registered
              -------------------                        ---------------------



     Securities registered pursuant to Section 12(g) of the Exchange Act:

                                 Common Stock
                               (Title of Class)

  Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B herein, and will not be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes [X] No [_]

  Issuer's revenues for its most recent fiscal year: $3,856,842

  Aggregate market value of the Issuer's common stock held by non-affiliates of the Issuer as of September 8, 1999: $1,552,993

                  ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS

  Check whether the Issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [_]

  The number of shares outstanding of the Issuer's common stock is 10,000,000 (as of 6/30/99).

  Transitional Small Business Disclosure Format (check one):  Yes [_]  No [X]

                      DOCUMENTS INCORPORATED BY REFERENCE

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

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

  Contemporaneously with the Company's filing on September 16, 1996 of a voluntary Chapter 11 reorganization proceeding under the Federal Bankruptcy Code, the Company entered into an agreement with Turbotak Technologies, Inc. ("Turbotak"), a privately held Canadian Company engaged in the design, manufacture, and servicing of air pollution control equipment, which, among other matters, proposed a Chapter 11 reorganization plan which would provide for a merger of the Company and Turbotak. The Company's plan of reorganization (hereinafter referred to as the "Plan") was confirmed by the Bankruptcy Court on July 3, 1997 following requisite creditor approval. The Plan provided for the extinguishments of all of the outstanding shares of the Company's common stock, as well as all outstanding warrants and options to purchase the Company's common stock. The Plan further provided that the Company consolidate with Turbotak (the "Consolidation") to form a company to be called TurboSonic Technologies, Inc. which would have 10,000,000 shares of common stock outstanding, of which 8,200,000 shares (82%) would be owned by Turbotak's shareholders, and 1,255,700 shares or approximately 12.6% would be issued to the existing shareholders on a pro-rata basis. The balance of such 10,000,000 shares would be issued to the Company's existing creditors and others as described in the Plan. Consummation of the Consolidation took place on August 27, 1997 (the "Consolidation Date"), and resulted in the Company's subsequent discharge from its Chapter 11 Proceeding. Reference is made to the Company's Current Report on Form 8-K dated July 29, 1997 and the several exhibits thereto for more detailed information about the Consolidation.

  The Company was incorporated in the State of Delaware in April 1961. The executive offices of the Company are located at 550 Parkside Drive, Suite A-14, Waterloo, Ontario, Canada N2L 5V4; its telephone number is (519) 885-5513.

  Unless the context indicates to the contrary, references to the Company herein include both the Company and its majority and wholly-owned subsidiaries, all references to shares of Common Stock and per share data herein give effect to the implementation of the Plan upon the effectiveness of the Consolidation and all references to the Company's business refer to those operations conducted by the Company subsequent to the Consolidation Date.

  (b) Financial Information About Industry Segments

  Reference is made to Note 16 of the Notes to the Consolidated Financial Statements, which information is incorporated herein by reference.

  (c) Narrative Description of Business

Introduction

  The Company's proprietary technology is designed to control a wide variety of air pollution control problems for industries ranging from pulp and paper, wood products, mining, non-ferrous metallurgical, iron and steel, chemical, food and beverage, waste processing, hazardous and municipal solid waste (MSW) incineration, power generation, automotive, cement, as well as general manufacturing. The Company believes its products, which are designed to meet the strictest emission regulations for gaseous and particulate emissions, afford economic and technical advantages over conventional air pollution equipment.

  Certain of the Company's products and systems employ proprietary nozzles to atomize liquids passing through the nozzles, resulting in the liquid being converted into fine droplets. Droplet sizes and liquid flow rates can be modulated by controlling the liquid and gas pressures applied to the nozzle. The atomizing nozzles, which have been designed to reduce the temperature of gases, have been sold by the Company for many years.

  The following table reflects the approximate percentages of the Company's revenue derived from its principal customer categories during the fiscal years indicated:

                                                                 Year Ended
                                                                  June 30,
                                                                 -------------
                                                                 1999    1998
                                                                 -----   -----
   Hazardous waste incineration.................................     3%      3%
   Solid waste incineration.....................................     5      15
   Chemical and mining processing...............................    43      27
   Metallurgical processing.....................................    10      33
   Dust suppression.............................................     6       1
   Pulp and paper...............................................    21      16
   Other........................................................    12       5
                                                                 -----   -----
                                                                   100%    100%
                                                                 =====   =====

  The Company is contractually responsible to its customers for all phases of the design, fabrication and, if included in the scope of the Company's contract, field installation of its products and systems. The Company's successful completion of its contractual obligation is generally determined by a performance test that is conducted either by its customer or by a customer-selected independent testing agency.

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

Products and Systems

  The Company offers a range of products and systems, incorporating diverse technologies, to address the industrial processing, air pollution control and other environmental management needs of its customers. Many of such customers have historically purchased individual products or systems from the Company that, in many instances, operate in conjunction with products and systems supplied by others. In the last several years, the Company has emphasized the marketing of custom engineered air pollution control systems that may provide combinations of its own products and systems as an integrated environmental management solution.

  The following table reflects the approximate percentages of the Company's revenue derived from its principal products and systems during the fiscal years indicated below:

                                                                 Year Ended
                                                                  June 30,
                                                                 -------------
                                                                 1999    1998
                                                                 -----   -----
   Evaporative gas cooling and conditioning systems.............    39%     56%
   Flue gas desulfurization systems.............................     3     --
   Wet scrubber systems.........................................    35      28
   Dust control and suppression systems.........................     8       2
   Other nozzle systems.........................................    15      14
                                                                 -----   -----
                                                                   100%    100%
                                                                 =====   =====

  The principal products and systems offered by the Company are described below:

 Evaporative Gas Cooling and Conditioning Systems

  Gases containing particulates and other gaseous pollutants generally emanate from their sources at extremely high temperatures (approximately 500(degrees)F--2,500(degrees)F). The temperature of such gases must be reduced prior to their passage through air pollution control equipment to enable such equipment to operate efficiently. The conventional method for reducing the temperature of gases is to pass them through an evaporative gas cooling tower that typically utilizes atomizing nozzles to spray a liquid into the gases. However, liquid droplets injected into the hot gases do not always evaporate completely, which may cause uneven wetting of particulates and may not sufficiently lower the temperature of the gases if such droplets are too large. Any one or more of these problems will adversely affect the operating efficiency of the air pollution control equipment. The Company's evaporative gas cooling and conditioning systems are designed to efficiently reduce the temperature of gases by utilizing its atomizing nozzle to produce extremely small liquid droplets.

  The Company is an internationally known leader in evaporative gas cooling with over 450 installations throughout the world. Principal customers include businesses engaged in chemical, cement, mining and metallurgical processing and solid waste, medical and hazardous waste and sewage sludge incineration.

 Wet Scrubber Systems

  Wet scrubber systems are generally used to remove gaseous pollutants as well as particulate matter contained in exhaust gas streams.

  Each wet scrubber system relies on the Company's proprietary spray nozzle systems to finely atomize scrubbing liquids into literally trillions of droplets. These droplets are the vehicle for removal of solid, liquid and gaseous contaminants from process exhaust gas streams. This approach is more efficient than "conventional" practice because energy input is focused on atomized spray production, rather than overall gas handling, resulting in reduced operating costs.

  The Company has applied its patented scrubber technology to a wide variety of air pollution control problems. Its equipment, designed to meet the most stringent regulations limiting gaseous and particulate emissions, has also been retrofitted into competing technologies to improve their performance.

  Flue Gas Desulfurization (FGD) Systems

  Sulfur dioxide (SO\\2\\) emissions from utilities' coal-fired generation facilities are the major contributor to "acid rain." The Company's flue gas desulfurization (FGD) system employs a regenerative process, utilizing an amine-based sorbent, manufactured by The Dow Chemical Company, to selectively absorb SO\\2\\ from process gas exhaust streams, with particular application to oil and coal-fired power boilers, acid plants and refineries. Further, the amine-based sorbent is regenerated for re-use during the on-going scrubbing process. SO\\2\\ removal efficiencies of greater than 99% have been achieved. The system also allows for the recovery of SO\\2\\ in pure form, which can be processed to produce secondary by-products including liquid SO\\2\\, sulfuric acid and elemental sulfur, depending on available markets for the byproduct. This technology represents an advancement in the FGD field as it provides an economic return for the user in addition to meeting regulatory requirements. The Company also offers conventional FGD processes employing liquid/slurry reagents that effect the removal of SO\\2\\ and particulate in a single scrubbing unit, which have been shown to achieve higher efficiencies at reduced energy and reagent consumption.

  A pilot FGD system has been successfully tested at a major paper company installation and an engineering study has been completed and is presently being evaluated by a major U.S. utility. The Company is currently working with several companies who have expressed an interest in FGD systems, although no sales of such systems have been made as of September 15, 1999.

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

  Increasingly stringent standards for control of fine (sub-micron) particulate necessitate the use of highly efficient particulate collection technology. Currently, the U.S. EPA is tightening emission standards to target finer respirable particulate. In an increasing number of cases, this new standard will require the use of electrostatic precipitation. The Company's WESP is capable of achieving high efficiency sub-micron particulate capture at lower energy consumption than wet scrubbing.

  First introduced in 1991, five SonicKleen(R) WESP systems have been installed in sewage sludge incinerators, one in a hospital medical waste facility, and one in a large pulp and paper manufacturing facility. There have not been any sales of WESP systems in the two year period ended June 30, 1999.

 Dust Control and Suppression Systems

  Dust particles from primary and secondary crushing, screening, transfer and loading-unloading facilities such as hoppers, feeders, bins, ducts, silos, and rail and motor vehicles are a major source of atmospheric pollution as well as a contributing factor towards a reduction in the useful life of operating machinery components. The Company is a leader in dust control with its Dry Fog(R) engineered systems which control virtually all types of respirable and larger size fugitive dust. The Company's Dry Fog(R) dust control and suppression system is used primarily by businesses engaged in the handling or processing of mineral ore, limestone, and aggregates. Over 400 dust control and suppression systems have been completed to date by the Company.

 Chemical Oxidizers

  Sulfurous odors are commonly associated with emissions from pulp and paper mills. The pulping process generates a variety of hazardous air pollutants, such as non-condensable gases predominantly comprised of reduced sulfur compounds (TRS). TRS gases are highly odorous and have traditionally been treated by thermal oxidation (incineration). The Company's NCG (non-condensable gases) chemical oxidizer, which chemically treats TRS gases, substantially eliminates these odors at significant savings in capital and operating costs when compared to thermal oxidizers and does not produce greenhouse gases.

 Heat Exchangers

  The Company, through an 80% owned subsidiary, owns patent rights and technology relating to the use of ceramic heat exchangers. Ceramic heat exchangers are generally used to extract thermal energy from heated air, which can be used in diverse applications to improve fuel efficiencies and/or industrial processes. Most applications are found in high temperature ranges (generally above 1800F) where metal heat exchangers would be unsuitable due to excessive erosion or decomposition. Such heat exchangers, which employ ceramic composite materials in such a manner as to effectively and efficiently seal and reuse heated process air, have operated successfully in some, but not all, commercial environments.

  The persons from whom the Company acquired its ceramic heat exchanger patent rights and technology commenced adversary proceedings against the Company to rescind the transfer of such rights and for damages. One of the lawsuits has been resolved in the Company's favor and the other one has not been pursued in Court.

The Company believes it has clear title to the patents and technology; however, due to capital limitations, the Company has not pursued the commercialization of this technology.

 Spare Parts

  The Company provides replacement and spare parts for both its industrial gas processing and air pollution control systems following the expiration of the Company's warranty. Such warranty generally ranges from 12 to 18 months depending, respectively, upon when the system becomes operational or when it is shipped to the customer. Warranty liabilities have been minimal to date. The Company believes that in view of the extreme conditions under which industrial process and air pollution control systems operate that there is an ongoing requirement for spare parts that should create additional demand for the Company's products.

Contractual Liabilities

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

Marketing and Sales

  The Company's marketing efforts are technical in nature and currently involve its senior management and technical professionals, supported by independent sales representatives. The Company's contractual arrangements with its 20 current independent sales representatives accord each a defined territory within which to sell some or all of the Company's products and systems, provide for the payment of agreed-upon sales commissions and are terminable at will by either the Company or the representative upon relatively short prior notice. None of such representatives, however, have authority to execute contracts on the Company's behalf. A significant portion of the Company's sales are made through the recommendation of engineering firms, which play a significant role in the design and manufacture of air pollution control systems and in customers' selection of the vendors of such systems.

  The Company's sales representatives, who assist the Company in consummating sales of its products and services, serve an ongoing liaison function between the Company and its customers during the installation phase of the Company's products and systems and address customers' questions or concerns arising thereafter. Sales representatives are selected by the Company based upon industry reputation, prior sales performance including number of prospective leads generated and sales closure rates, and the breadth of territorial coverage, among other criteria.

  Technical inquiries received from potential customers are referred to the Company's engineering personnel. Thereafter, the Company's sales and engineering personnel jointly prepare either a budget for future planning or a final bid. The period between initial customer contact and issuance of an order varies widely, but is generally between 6 and 24 months.

  Although the Company seeks to obtain repeat business from its customers, it does not depend upon any single customer to maintain its level of activity from year to year. However, one or more different customers may be expected to account for greater than 10% of the Company's net revenues in any consecutive twelve month period.

  One customer, Wheelabrator, APC, accounted for 10% of the Company's net revenues during the fiscal year ended June 30, 1998. During the fiscal year ended June 30, 1999, one customer, E.I.DuPont de Nemours, accounted for 12% of the Company's net revenues.

Backlog

  At September 1, 1999, the amount of the Company's contract backlog was approximately $947,000, contrasted with $569,000 at September 1, 1998. Backlog represents work for which the Company has entered into a signed agreement or has received an order to proceed. Completion of all of the Company's backlog is anticipated to occur prior to June 30, 2000.

Product Development

  The Company has an ongoing program for the development and commercialization of new industrial processing and air pollution control products, systems and technologies, and the enhancement of existing products and systems.

Proprietary Protection

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

Suppliers and Subcontractors

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

Bonding and Insurance

  While only one of the contracts performed by the Company to date has required it to procure bid and performance bonds, such requirements are prevalent for projects partially or fully funded by federal, state or local governments. A bid bond guarantees that a bidder will execute a contract if it is awarded the job and a performance bond guarantees performance of the contract. The Company does not, at the present time, have any ability to provide bid or performance bonds. This could have an adverse effect on the Company's ability to obtain certain contracts.

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

  The 1990 amendments to the Federal Clean Air Act require, among other matters, the reduction in the United States of the annual emission of sulfur oxides, believed to be the cause of "acid rain" from approximately 20,000,000 tons to 10,000,000 tons by the year 2000, significant reductions in the emission of 189 identified hazardous air pollutants and toxic substances and the installation of equipment and systems which will contain certain named toxic substances used in industrial processes in the event of sudden, accidental, high-volume releases. Such amendments also extend regulatory coverage to many facilities previously exempt due to their small size and require the EPA to identify those industries which will be required to install the mandated control technology for the industry to reduce the emission of hazardous air pollutants from their respective plants and facilities. Regulations promulgated by the EPA in February 1993 further limit the concentration of pollutants, such as hydrogen chloride, sulfur dioxide, chlorine, heavy metals and other hazardous solid substances in the form of extremely fine dust, from sewage sludge incinerators. Sewage sludge incineration facilities were required to comply with these newly adopted regulations by February 1995 although the EPA has since extended the time by which these facilities must be in compliance.

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

  The materials handling aspect of the Company's business is also dependent in part upon the regulation under the Federal Occupation and Safety Health Act of the level of dust concentration to which workers may be exposed in the workplace.

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

Employees

  As of June 30, 1999, the Company employed 26 full time and 1 part time persons, of whom 2 were executive officers, 7 were engineers, 4 were in sales, 1 in production, 10 in technical support and 3 in administrative support. None of the Company's employees are represented by a labor union. The Company believes that its relationship with its employees is satisfactory.

  (d) Financial Information about Foreign and Domestic Operations and Export
Sales

  U.S. and Canadian customers collectively accounted for approximately 83% and 79% of the Company's sales during the years ended June 30, 1999 and 1998, respectively. All revenue derived from export sales is transacted in U.S. dollars.

  The following table reflects the approximate percentages of the Company's revenue derived from United States, Canadian and foreign sales during the fiscal years indicated below:

                                                                 Year Ended
                                                                  June 30,
                                                                 -------------
                                                                 1999    1998
                                                                 -----   -----
   United States................................................    61%     49%
   Canada.......................................................    22      30
   South and Central America....................................    10       8
   Far East.....................................................     5       4
   Other........................................................     2       9
                                                                 -----   -----
                                                                   100%    100%
                                                                 =====   =====

                          FORWARD-LOOKING STATEMENTS

  Forward-looking statements in this Report, including without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that such forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed therein. Such risks and uncertainties include, among others, the following:

  . Dependence on Environmental Regulation. The market for the Company's air pollution control products and systems is directly dependent upon the existence and enforcement of laws and regulations which limit or prohibit the release of pollutants into the atmosphere and impose substantial penalties for non-compliance. Legislative proposals introduced in the current session of the U.S. Congress seek abolition or reduced enforcement of many previously enacted environmental laws and regulations and would impose substantial impediments to the adoption of any additional environmental regulatory programs. The enactment of any such proposals into law or any reduction in the stringency of environmental law enforcement from present levels could have an adverse effect on the Company's ability to sell its products and systems and may have a materially adverse effect upon its future revenues and prospects of profitability.

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

  . Export Sales. Approximately 17% and 21% of the Company's revenues during the fiscal years ended June 30, 1999 and 1998, respectively, were derived from sales made outside of the United States and Canada. The Company's profitability and financial condition are materially dependent, therefore, on the success of its foreign sales efforts. Foreign sales are subject to certain inherent risks, including unexpected changes in regulatory and other legal requirements, tariffs and other trade barriers, great difficulty in collection of accounts receivable and potentially adverse tax consequences. There can be no assurance that these factors will not have any adverse impact on the Company's future foreign sales and, consequently, on the Company's operating results.

  . Bonding Requirements. While only one of the contracts performed by the Company to date has required it to procure bid and performance bonds, such requirements are prevalent for projects partially or fully funded by federal, state or local governments. A bid bond guarantees that a bidder will execute a contract if it is awarded the job and a performance bond will guarantee performance of the contract. The Company's inability to obtain bonding could have an adverse effect on the Company's future revenues.

  . Permitting Delays. All of the Company's domestic projects generally require permits to be issued by one or more governmental agencies prior to the commencement of both construction and operation. Issuance of such permits are often delayed by political and other considerations. Permitting delays could cause extended delay or cancellation of one or more of the Company's large projects, which would adversely impact the Company's future revenues.

  . Dependence on Manufacturers, Fabricators and Subcontractors. The Company in most instances does not manufacture or fabricate its own products or systems, relying instead upon the services of third party manufacturers and fabricators. The Company also does not engage in the field construction of its systems but relies on field construction subcontractors operating under the supervision of the Company's own employees. The unavailability of the services of, or a substantial increase in pricing by a significant number of, these manufacturers, fabricators or subcontractors could adversely affect the Company. Given the number of manufacturers, fabricators and subcontractors which it utilizes and the availability of alternative sources, the Company does not believe that the loss of its relationship with any one firm would have a material adverse effect on its business.

  . Competition. Most of the Company's competitors are larger and have greater financial and other resources than the Company. The markets for environmental control products and systems are both characterized by substantial competition based primarily on engineering and technological expertise and quality of service. Because virtually all contracts for the Company's products and systems are obtained through competitive bidding, price is also a competitive factor and may be the most significant factor in certain instances. Although the Company believes that it competes on the basis of its technical expertise and reputation for service, there can be no assurance that the Company will maintain its competitive position in its principal markets.

  . Fixed Price Contracts. The Company's receipt of a fixed price contract as a consequence of being the lowest competitive bidder carries the inherent risk that the Company's actual performance costs may exceed the estimates upon which its bid for such contract was based. To the extent that contract performance costs exceed projected costs, the Company's profitability could be materially adversely affected.

  . Potential Liability. The Company may become subject to liability claims in connection with the use of its products and systems. The Company does not carry any product liability insurance nor does it carry any professional liability insurance with respect to the engineering and other professional services it renders its customers. Any future inability to obtain insurance of the type and in the amounts required could impair the Company's ability to obtain some contracts, which are, in certain instances, conditioned upon the availability of adequate insurance coverage.

ITEM 2. PROPERTIES

  The Company leases approximately 9,700 square feet of executive and administrative offices and shop space in Waterloo, Ontario, Canada at an annual rent of approximately $48,000. Insurance and utilities are paid separately. This lease expires on June 30, 2002 and, at the Company's option, may be renewed for an additional two year term on substantially identical terms.

  The Company also leases approximately 5,040 square feet of office and shop space in East Hanover, New Jersey at an annual rental of approximately $50,000. In addition, the Company must pay annual cost of living increases (not to exceed 4% per year) based upon changes in the Consumer Price Index, taxes, insurance and utilities. This lease will expire on August 30, 2002 and may be renewed for an additional five year term on substantially identical terms. The Company sub-leases approximately 20% of this space to a company owned by one of its directors on a month to month basis for $1,000 per month.

ITEM 3. LEGAL PROCEEDINGS

  None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted for a vote to the Company's security holders during the fourth quarter of the Company's fiscal year ended June 30, 1999.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  (a) The following table sets forth the range of the bid quotations for the Company's Common Stock for the periods shown, as furnished by National Quotation Bureau Incorporated and NASDAQ.

                                                                 Common Stock
                                                                      (1)
                                                                ---------------
                                                                 High     Low
                                                                ------- -------
Fiscal Year Ended June 30, 1998:
  Second Quarter (commencing December 23, 1997)................ $  0.25 $  0.30
  Third Quarter................................................ $ 1.125 $  0.25
  Fourth Quarter............................................... $  1.00 $ 0.375
Fiscal Year Ended June 30, 1999:
  First Quarter................................................ $ 0.687 $ 0.375
  Second Quarter............................................... $ 0.562 $  0.04
  Third Quarter................................................ $ 0.593 $  0.20
  Fourth Quarter............................................... $ 0.562 $  0.25

--------
  (1) The above quotations represent prices between dealers and do not include retail mark up, markdown or commission. They do not necessarily represent actual transactions.

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

  (b) As of June 30, 1999, there were 600 holders of record of the Common
Stock.

  (c) The Company does not anticipate paying any cash dividends in the foreseeable future, as it is the current policy of the Company's Board of Directors to retain any earnings to finance the Company's future operations and expand its business.

ITEM 6. SELECTED FINANCIAL DATA

  The selected consolidated financial data presented below are derived from the Company's consolidated financial statements. This financial information should be read in conjunction with Item 5--"Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 7-- "Financial Statements and Supplementary Data".

                         Statement of Operations Data:
           (In thousand U.S. Dollars, except per share information)

                                                    Year Ended June 30,
                                               --------------------------------
                                                  1999       1998       1997
                                               ----------  ---------  ---------
Total revenue................................  $    3,857  $   2,849  $   4,150
Total cost of revenue........................       2,356      1,965      2,601
Selling, general and administrative expenses.       1,406      1,953      1,541
Interest income (expense)....................         (14)        13         10
                                               ----------  ---------  ---------
Earnings (loss) from continuing operations
 before income taxes (benefit)...............          81     (1,056)        18
Income taxes (benefit).......................          25        (14)        59
                                               ----------  ---------  ---------
Net income (loss) from continuing operations.          56     (1,042)       (41)
Extinguishment of debt.......................         113        --         --
                                               ----------  ---------  ---------
Net income (loss)............................  $      169  $  (1,042) $    ( 41)
                                               ==========  =========  =========
Basic earnings (loss) per share:
  Net income (loss) per share before
   extraordinary item........................  $     0.01  $   (0.12) $   (0.00)
  Net income per share from extraordinary
   item......................................  $     0.01        --         --


Diluted earnings (loss) per share:
  Net income (loss) per share before
   extraordinary item........................  $     0.01  $   (0.12) $   (0.00)
  Net income (loss) from extraordinary item..  $     0.01        --         --
Cash dividends per share.....................         --         --         --
Weighted average number of shares
 outstanding:
      --basic................................  10,000,000  8,609,707  8,200,000
      --diluted..............................  10,600,000  8,609,707  8,200,000

BALANCE SHEET DATA:

Working capital..............................  $      482  $    (138) $     523
Total assets.................................  $    2,483  $   2,421  $   2,146
Long-term debt...............................  $      380  $     152  $     724
Accumulated deficit..........................  $   (2,312) $  (2,481) $  (1,439)
Stockholders' equity.........................  $    1,414  $   1,239  $     301

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

  Twelve Months Ended June 30, 1999 Compared with Twelve Months Ended June 30, 1998

  Nozzle revenue increased $321,500 (15.6%) to $2,386,445 from $2,064,945.
This increase is due primarily to the receipt of several large gas cooling and dust suppression orders during 1999 and an increased volume of spare parts orders over the previous year.

  Scrubber revenue increased $686,780 (87.6%) to $1,470,397 from $783,617 in
1998. This increase in revenues, in the current fiscal year, is attributable to the supply of two scrubbers to a major chemical processing firm, a significant increase in spare parts orders and the completion of an engineering study commissioned by a major US utility with respect to the technological feasibility of the Company's FGD system.

  Cost of nozzle equipment for the twelve month period ended June 30, 1999 decreased by $53,834 (3.7%) to $1,399,844 as compared to $1,453,678 for the corresponding 1998 period. Expressed as a percentage of nozzle revenue, cost of nozzles was 58.7% for the current twelve month period and 70.4% for the same period in 1998. This decreased percentage was due to a return to more historical margins than was experienced in the previous fiscal year.

  Cost of scrubbers increased $444,125 (86.8%) to $955,791 for the twelve month period ended June 30, 1999 from $511,666 for the previous fiscal period. Expressed as a percentage of scrubber revenue, scrubber costs for the 1999 and 1998 fiscal periods were 65.0% and 65.3%, respectively.

  Total expenses including selling, general and administrative expenses decreased by $546,269 to $1,405,662 as contrasted with $1,951,931 for the same period in 1998. Expressed as a percentage of total revenue, the selling, general and administrative expenses were 36.4% for the current twelve month period ended June 30, 1999 and 68.5% for the preceding fiscal period. This reduction was the result of increased engineering absorption over the previous fiscal period, a reduction in expenses related to the Company's New Jersey operation, approval for investment tax credits for a previous year's R & D claim (in Canada) and the non-recurrence of a charge against income in fiscal 1998 for Debt Conversion Inducement expense.

  Interest expense of $14,683 was recorded for the twelve months ended June 30, 1999 as compared to interest income of $12,895 in the 1998 fiscal period, a decrease of $27,578. This increase in interest expense is the result of interest expense on shareholder loans, together with a full year's interest on pre-petition repayment programs for state and federal taxes.

Liquidity and Capital Resources

  The Company had a negative cash flow from operating activities of $24,227 for the twelve month period ended June 30, 1999, as compared to negative cash flow of $421,983 for the same period in fiscal 1998, an improvement in cash flow of $397,756.

  On an overall basis, the Company had a positive cash flow of $241,667 for fiscal 1999 as compared to negative cash flow of $512,356 during the same period in 1998, an improvement of $754,023. This increase is due primarily to new shareholder loans of $273,411 in the current fiscal period.

  At June 30, 1999, the Company had positive working capital of $482,215 as compared to negative working capital of $138,434 as at June 30, 1998, an increase of $620,649. The Company's current ratio (current assets divided by current liabilities) was 1.70 and 0.87 at June 30, 1999 and June 30, 1998, respectively.

  The Company's contracts typically provide for progress payments based upon the achievement of performance milestones or the passage of time. The Company's contracts often provide for the Company's customers to retain a portion of the contract price until the achievement of performance guarantees has been demonstrated. The Company attempts to have its progress billings exceed its costs and estimated earnings on uncompleted contracts; however, it is possible, at any point in time, that costs and estimated earnings can exceed progress billings on uncompleted contracts, which would negatively impact cash flow and working capital. At June 30, 1999 and June 30, 1998, "Unearned revenue and contract advances" exceeded "Deferred cost and unbilled revenue" by $37,254 and $110,988, respectively, thereby negatively affecting working capital.

  As a result of the loss from operations incurred in the year ended June 30, 1998, the Company depleted its cash resources and had a working capital deficiency as at June 30, 1998 of $138,434. As a consequence of such deficiency, Donald R. Spink, Sr. and Patrick J. Forde, directors and officers of the Company, together with two shareholders of the Company, lent an aggregate of Canadian $400,000 (representing $261,510 at the exchange rate at the date of each loan) to the Company. These lenders have indicated their intention to provide financial support to the Company, if required, to meet working capital needs during the coming year.

  The Company believes that projected cash generated from operations and the proceeds from the shareholder loans, mentioned above, will be sufficient to meet its cash needs through the end of the fiscal year ended June 30, 2000.

Year 2000

  The Company is aware of the potential for business disruption due to the Year 2000 issue, and has taken steps to assess and address these issues. The Company is addressing Y2K compliance in three major areas: internal operating systems, including sales, purchasing, production, engineering, and finance; products, including installed base and new products; and third party vendors. Based on current internal audits, management believes that it has established a Y2K plan which will address these issues.

  In order to assess Y2K compliance in its internal operating systems, the Company first took an inventory of all such systems and identified those that are critical to its operations. All such systems have been or will be tested for Y2K compliance by September 30, 1999. Based on the results of testing to date, it is estimated that about 90% of these systems are Y2K compliant. All non-compliant systems are expected to be brought into compliance by October 31, 1999, either by upgrades or replacement.

  The Company has reviewed all systems and components, both those currently being shipped as well as its installed base, and have found them to be Y2K compliant.

  The area of Y2K compliance which poses the greatest risk to the Company is its vendors, because of the Company's lack of control over their products and operations. In order to assess their compliance, the Company has surveyed all major vendors and expects that any compliance issues will be addressed by October 31, 1999.

  Costs associated with the Company's Y2K compliance program are not anticipated to be substantially different than normal, recurring costs, and are not expected to materially affect financial results.

  While management believes that the Company's Y2K compliance program is on plan for assessing and addressing any Y2K issues, full compliance cannot be assured until this effort is completed. In particular, despite the Company's best efforts, it may be unable to establish with certainty the compliance of third party vendors, including those outside the United States and Canada. It is possible that the non-compliance of a key vendor could interrupt the Company's production schedules and adversely impact its ability to make timely deliveries of its products.

  As this program progresses, management will be better able to assess the Company's Y2K status in all of the areas outlined above, and focus its efforts on any Y2K issues which become identified. By October 31, 1999, management expects to develop contingency plans to be put into place in the event that any of the Company's corrective actions fail to fully address the Y2K issues.

Quantitative and Qualitative Information About Market Risk

  The Company does not engage in trading market risk sensitive instruments and does not purchase hedging instruments or "other than trading" instruments that are likely to expose the Company to market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk. The Company has issued no debt instruments, entered into no forward or future contracts, purchased no options and entered into no swaps. The Company has no bank borrowing facility that could subject it to the risk of interest rate fluctuations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  Reference is made to pages F-1 through F-18 comprising a portion of this Annual Report on Form 10-KSB.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Reference is made to the Company's Current Report on Form 8-K dated February 16, 1998 (filed February 20, 1998), the contents of which are incorporated herein by reference, for information relating to the Company's dismissal of Arthur Andersen LLP as its independent auditors and its subsequent retention of Ernst & Young LLP as its independent auditors.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

  The Company's executive officers and directors are as follows:

          Name              Age                Positions and Offices
          ----              ---     -------------------------------------------
Edward F. Spink              44     Chairman of the Board and CEO

Patrick J. Forde             65     President, Secretary/Treasurer and Director

Richard H. Hurd              62     Director

Dr. Donald R. Spink, Sr.     75     Director

  EDWARD F. SPINK served as President of the Company from the Consolidation Date until June 15, 1999. On that date, the Board of Directors elected him Chairman of the Board and Chief Executive Officer. Prior thereto and from 1995, he was President and a director of Turbotak. Mr. Spink was Vice President--Operations of Turbotak from 1989 to 1995.

  PATRICK J. FORDE has been Secretary/Treasurer of the Company since the Consolidation Date. He was elected President of the Company on June 15, 1999. Prior thereto and from 1986 he was a director of Turbotak. Mr. Forde has served as Vice President--Corporate Planning for Turbotak since 1996. He was Chairman and Chief Executive Officer of Borg Textile Corporation from 1982 to 1995. He is president and owner of Glencree Investments, Inc., chairman of the board of Waterloo Scientific, Inc. and serves on the board of several other companies.

  RICHARD H. HURD served as President of the Company from August 1993 to August 1997 and Treasurer of the Company from April 1994 to August 1997. He has been a director of the Company since February 1993. From July 1996 through the Consolidation Date, the Company operated as a debtor-in-possession under Chapter 11 of the Federal Bankruptcy Code. Mr. Hurd has been President and sole owner of RHB Capital Company Inc., a financial consulting company since 1987. He is also Co-Managing Director of Genuine Article Publishing Group, LLC, a publisher of children's books.

  DR. DONALD R. SPINK, SR. served as Chairman of the Company from the Consolidation Date until his resignation on June 15, 1999. He continues to serve as a director and, upon request, as a technical advisor. Prior thereto and from 1976 he was Chairman of Turbotak.

  All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Executive officers are elected annually by the Board of Directors to hold office until the first meeting of the Board following the next annual meeting of stockholders or until their successors are chosen and qualified.

  The Audit Committee of the Board is charged with the review of the activities of the Company's independent auditors including, but not limited to, fees, services and audit scope. The Audit Committee is comprised of Messrs. Forde and Hurd. The Compensation Committee of the Board is responsible for oversight and administration of executive compensation. The Compensation Committee is comprised of Messrs. Donald Spink and Forde. The Board of Directors held three meetings during the fiscal year ended June 30, 1999.

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

  Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no such forms were required for those persons, the Company believes that during the fiscal year ended June 30, 1999, all filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

  Set forth below is the aggregate compensation for services rendered in all capacities to the Company during its fiscal years ended June 30, 1999 and 1998 to its chief executive officer and each of its executive officers whose compensation exceeded $100,000 during its fiscal year ended June 30, 1999 (the "Named Officers"):

                                                       Long Term
                           Annual Compensation    Compensation Awards
                         ----------------------- ----------------------
Name and          Year                           Restricted  Number of
Principal         Ended  Fiscal                    Stock    Options and
Position         June 30 Salary  Commissions (1)   Awards    Warrants
---------        ------- ------- --------------- ---------- -----------
Edward F. Spink   1999   $66,243     $ 3,505        --          --
CEO               1998   $30,754     $52,231        --          --

--------
(1) Commissions represent a fixed percentage of sales recorded in each fiscal year. Effective July 1, 1998, Edward F. Spink's compensation was revised to include a base salary of $100,000 Canadian (US$63,000 at $1.47) plus a discretionary bonus to be determined at the end of each fiscal year by the Board of Directors.

Option Grants in Last Fiscal Year

  There were no option grants to the Named Officer during the year ended June 30, 1999. As provided in the Plan, one employee-director and two non-employee directors of the Company were granted options on the Consolidation Date to acquire, respectively, 100,000, 50,000 and 50,000 shares of the Company's Common Stock at an exercise price of $1.00 per share, being the market price of the Company's Common Stock on the Consolidation Date. The two 50,000 share options expired on August 27, 1999. The 100,000 share option, which also was scheduled to expire on that date, was extended until August 27, 2000.

Aggregated Option and Warrant Exercises in Last Fiscal Year and Fiscal Year End Option Values

  Not applicable

Employment Agreements

  None of the Company's current executive officers is employed pursuant to an employment agreement with the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth, as of June 30, 1999 the shares of the Company's Common Stock beneficially owned by each person who, to the knowledge of the Company, is the holder of 5% or more of the Common Stock of the Company, by each director of the Company, by the Named Officers and by all of the executive officers and directors of the Company as a group:

                                                      Amount and
Name of                                               Nature of      Approximate
Beneficial Owner or                                   Beneficial     Percentage
Identity of Group                                   Ownership (1)     of Class
-------------------                               ------------------ -----------
Dr. Donald R. Spink, Sr.*........................ 3,456,931(1)(2)(5)    32.9%
Edward F. Spink*.................................   465,338(1)           4.4%
Patrick J. Forde*................................   819,159(1)(3)(5)     7.8%
Richard H. Hurd**................................   213,938(1)(4)        2.0%
Canadian Venture Founders
 114 Lakeshore Road East
 Oakville, Ontario L6J 6N2 Canada................ 1,334,979(1)          12.7%
All executive officers
 and directors as a
 group (4 persons)............................... 4,955,366(1)-(5)      47.2%

--------
*  550 Parkside Drive, Suite A-14, Waterloo, Ontario N2L 5V4, Canada.
** 11 Melanie Lane, Unit 22A, East Hanover, NJ 07936.
(1) Represents shares of Sonic Canada Inc., a wholly owned subsidiary of the Company, which by their terms are convertible at any time into a like number of shares of Common Stock of the Company ("Sonic Canada Shares").
(2) Includes 3,008,186 Sonic Canada Shares owned by Canadian numbered corporation, over which shares Dr. Spink exercises voting control.
(3) Includes 507,642 Sonic Canada Shares owned by the Patrick and Joan Forde Family Trust.
(4) Includes 1,195 shares owned by Mr. Hurd's spouse, as to which Mr. Hurd disclaims any beneficial ownership; also includes 100,000 shares issuable upon exercise of an option expiring in August 1999 at an exercise price of $1.00 per share, which option was granted pursuant to the Plan. The Board of Directors extended the expiration date for one year to August 27, 2000.
(5) Includes detachable warrants for each of Messrs. Donald Spink and Patrick Forde to purchase 100,000 common shares at an initial exercise price of $0.50 per share through October 31, 2000, increasing to $0.75 per share thereafter through October 31, 2002 and to $1.00 per share thereafter through October 31, 2003, respectively (see Note 8--Loans from Shareholders).

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Edward F. Spink is Dr. Donald R. Spink, Sr.'s son. On October 21, 1998 and January 4, 1999, Mr. Donald Spink and Mr. Patrick Forde, respectively, lent an aggregate of $130,190 to the Company. These loans are repayable two years from the date of the loans, bear interest at 10% per annum and are collateralized by a lien upon and security interest in substantially all of the Company's assets. As an inducement to advance these sums to the Company, Mr. Donald Spink and Mr. Forde were granted detachable warrants to purchase an aggregate of 200,000 Common Stock of the Company at an initial exercise price of $0.50 per share through October 31, 2000, increasing to $0.75 per share thereafter through October 31, 2002 and to $1.00 per share thereafter through October 31, 2003, respectively. The warrants, whose initial exercise price was greater than the market price of the Company's Common Stock on the date such warrants were granted, expire on the earlier of October 31, 2003 or 30 days after the Company's shares have closed at a price per share above $1.50 for 10 consecutive trading days on the NASDAQ Electronic Bulletin Board.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND EXHIBITS, LIST AND REPORTS ON FORM 8-K

  (a) Financial Statements and Financial Statements Schedules:

  (i) Financial Statements

                                                                       Page
                                                                    -----------
       Report of Independent Public Auditors                        F-1
       Consolidated Balance Sheet--June 30, 1999                    F-2
       Consolidated Statements of Operations for the years ended
        June 30, 1999 and 1998                                      F-3
       Consolidated Statement of Changes in Stockholders' Equity
        (Net Capital Deficiency) for the years ended June 30, 1999
        and 1998                                                    F-4
       Consolidated Statement of Cash Flows for the years ended
        June 30, 1999 and 1998                                      F-5
       Notes to Consolidated Financial Statements                   F-6 to F-18

  (ii) Financial Statements Schedules

  All financial statement schedules are omitted because the conditions requiring their filing do not exist or the information required thereby is included in the financial statements filed, including the notes thereto.

  (b) Exhibits, List and Reports on Form 8-K:

    (i)Exhibits
      21--Subsidiaries
      27--Financial Data Schedule

    (ii)List
      Inapplicable.

    (iii)Reports on Form 8-K
      None.

                                   SIGNATURES

  In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          TURBOSONIC TECHNOLOGIES, INC.

                                                  /s/  Patrick J. Forde
                                          By: _________________________________
                                                     Patrick J. Forde,
                                                         President

Date: September 28, 1999

  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in its capacities and on the dates indicated.

              Signatures                        Capacity                 Date
              ----------                        --------                 ----

       /s/ Edward F. Spink             Chairman of the Board of   September 28, 1999
______________________________________  Directors (Principal
           Edward F. Spink              Executive Officer)

       /s/ Patrick J. Forde            President, Secretary,      September 28, 1999
______________________________________  Treasurer and Director
           Patrick J. Forde             (Principal Financial and
                                        Accounting Officer)

       /s/ Richard H. Hurd             Director                   September 28, 1999
______________________________________
           Richard H. Hurd

     /s/ Donald R. Spink, Sr.          Director                   September 28, 1999
______________________________________
       Dr. Donald R. Spink, Sr.

                         INDEPENDENT AUDITORS' REPORT

To the Directors and Stockholders of TurboSonic Technologies, Inc.:

  We have audited the accompanying consolidated balance sheets of TurboSonic Technologies, Inc. and subsidiaries as of June 30, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TurboSonic Technologies, Inc. and subsidiaries as of June 30, 1999 and 1998 and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

                                          Ernst & Young LLP
                                          Chartered Accountants

Kitchener, Canada
August 30, 1999

                 TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES
      [Incorporated under the laws of Delaware, United States of America]

                          CONSOLIDATED BALANCE SHEETS
                                 As at June 30
                       Expressed in United States dollars

                                                           1999        1998
                                                        ----------  ----------
                                                            $           $
                        ASSETS
CURRENT
  Cash.................................................    310,944      69,277
  Accounts receivable (Note 4).........................    475,804     491,137
  Investment tax credits receivable....................     57,497      29,135
  Income taxes receivable..............................     18,682         --
  Inventories (Note 5).................................    126,764     137,388
  Deferred contract costs and unbilled revenue.........    106,275      52,764
  Other current assets.................................     74,600     111,286
                                                        ----------  ----------
    TOTAL CURRENT ASSETS...............................  1,170,566     890,987
                                                        ----------  ----------
FIXED ASSETS (Note 6)..................................     89,519     113,489
GOODWILL, LESS ACCUMULATED AMORTIZATION (Note 7).......  1,202,374   1,395,943
OTHER ASSETS...........................................     20,415      20,406
                                                        ----------  ----------
                                                         1,312,308   1,529,838
                                                        ----------  ----------
  TOTAL ASSETS.........................................  2,482,874   2,420,825
                                                        ==========  ==========
         LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT
  Accounts payable and accrued charges.................    453,897     675,428
  Accrued commissions..................................     27,311      35,940
  Accrued professional fees............................     63,614     154,301
  Unearned revenue and contract advances...............    143,529     163,752
                                                        ----------  ----------
    TOTAL CURRENT LIABILITIES..........................    688,351   1,029,421
                                                        ----------  ----------
  Accrued charges......................................    113,206     152,262
  Loans from shareholders (Note 8).....................    266,964         --
                                                        ----------  ----------
    TOTAL LIABILITIES..................................  1,068,521   1,181,683
                                                        ----------  ----------
COMMITMENTS AND CONTINGENCIES (Note 9)
SHAREHOLDERS' EQUITY
Share capital (Note 10)
 Authorized
  21,800,000 common shares par value $0.10 per share...
  8,200,000 exchangeable shares par value $0.10 per
   share...............................................
 Issued
  1,800,000 common shares..............................        --          --
  8,200,000 exchangeable shares........................  2,299,096   2,299,096
  Additional paid-in capital...........................  1,448,038   1,439,586
                                                        ----------  ----------
                                                         3,747,134   3,738,682
  Accumulated other comprehensive income...............    (20,936)    (18,384)
  (Deficit)............................................ (2,311,845) (2,481,156)
                                                        ----------  ----------
    TOTAL SHAREHOLDERS' EQUITY.........................  1,414,353   1,239,142
                                                        ----------  ----------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.........  2,482,874   2,420,825
                                                        ==========  ==========

                             See accompanying notes

                 TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                               Year ended June 30
                       Expressed in United States dollars

                                                            1999        1998
                                                         ----------  ----------
                                                             $           $
Contract revenue and sales..............................  3,856,842   2,848,560
Contract costs and cost of sales........................  2,355,635   1,965,344
                                                         ----------  ----------
    Gross margin........................................  1,501,207     883,216
                                                         ----------  ----------
EXPENSES
  Selling, general and administrative...................  1,401,256   1,445,937
  Research and development (Note 11)....................    (14,997)    108,670
  Engineering...........................................     19,403     302,649
  Debt conversion expense...............................        --       94,675
                                                         ----------  ----------
                                                          1,405,662   1,951,931
                                                         ----------  ----------
Income (loss) from operations...........................     95,545  (1,068,715)
Net interest (expense) income...........................    (14,683)     12,895
                                                         ----------  ----------
Income (loss) before income taxes.......................     80,862  (1,055,820)
Provision for (recovery of) income taxes (Note 12)......     24,909     (13,925)
                                                         ----------  ----------
Income (loss) before extraordinary item.................     55,953  (1,041,895)
Extinguishment of debt (Note 13)........................    113,358         --
                                                         ----------  ----------
Net income (loss).......................................    169,311  (1,041,895)
                                                         ==========  ==========
Basic earnings (loss) per share (Note 14)
  Income (loss) before extraordinary item...............      $0.01      $(0.12)
  Extraordinary item....................................       0.01         --
                                                         ----------  ----------
                                                               0.02       (0.12)
                                                         ==========  ==========
Diluted earnings (loss) per share (Note 14)
  Income (loss) before extraordinary item...............       0.01       (0.12)
  Extraordinary item....................................       0.01         --
                                                         ----------  ----------
                                                               0.02       (0.12)
                                                         ==========  ==========

Basic weighted average shares (Note 14)................. 10,000,000   8,609,707
                                                         ==========  ==========
Diluted weighted average shares (Note 14)............... 10,600,000   8,609,707
                                                         ==========  ==========

                             See accompanying notes

                 TURBOSONIC TECHNOLOGIES INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                               Year ended June 30
                          (Expressed in U.S. Currency)

                             Exchangeable &                             Accumulated
                              Common Stock     Additional                  Other
                          --------------------  Paid-in   Accumulated  Comprehensive   Total
                            Shares    Amount    Capital     Deficit       Income       Equity
                          ---------- --------- ---------- -----------  ------------- ----------
                                         $         $           $             $           $
Balance--August 27, 1997
 (Note 10)..............   9,851,950 2,284,291 1,328,292  (1,439,261)         --      2,173,322
Private placement.......     148,050    14,805   111,294         --           --        126,099
Net (loss)..............         --        --        --   (1,041,895)         --     (1,041,895)
Translation adjustment..         --        --        --          --       (18,384)      (18,384)
                          ---------- --------- ---------  ----------      -------    ----------
Balance--June 30, 1998..  10,000,000 2,299,096 1,439,586  (2,481,156)     (18,384)    1,239,142
Detachable warrants
 (Note 8)...............         --        --      8,452         --           --          8,452
Net income..............         --        --        --      169,311          --        169,311
Translation adjustment..         --        --        --          --        (2,552)       (2,552)
                          ---------- --------- ---------  ----------      -------    ----------
Balance--June 30, 1999..  10,000,000 2,299,096 1,448,038  (2,311,845)     (20,936)    1,414,353
                          ========== ========= =========  ==========      =======    ==========



                             See accompanying notes

                 TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                               Year ended June 30
                       Expressed in United States dollars

                                                            1999       1998
                                                          --------  ----------
                                                             $          $
OPERATING ACTIVITIES
  Net income (loss)......................................  169,311  (1,041,895)
  Add (deduct) charges to operations not requiring a
   current cash payment
    Depreciation and amortization........................  193,186     270,735
    Debt conversion expense..............................      --       94,675
                                                          --------  ----------
                                                           362,497    (676,485)
  Adjustment to goodwill.................................   31,314         --
  Changes in non-cash working capital balances related to
   operations (Note 15).................................. (418,038)    254,502
                                                          --------  ----------
    Cash (applied to) operating activities...............  (24,227)   (421,983)
                                                          --------  ----------
INVESTING ACTIVITIES
  Purchase of fixed assets...............................  (12,502)    (47,394)
  Deposit and prepaid costs..............................      --     (118,391)
                                                          --------  ----------
    Cash (applied to) investing activities...............  (12,502)   (165,785)
                                                          --------  ----------
FINANCING ACTIVITIES
  Shareholder loans......................................  273,411         --
  Issue of common shares.................................      --      144,113
  Cash held in trust.....................................      --       67,427
  Deposit on common share offering.......................      --     (109,355)
                                                          --------  ----------
    Cash provided by financing activities................  273,411     102,185
                                                          --------  ----------
  Effect of exchange rate changes on cash................    4,985     (26,773)
                                                          --------  ----------
Net cash provided (applied) during year..................  241,667    (512,356)
Cash, beginning of year..................................   69,277     406,847
Cash, acquired on reverse acquisition....................      --      174,786
                                                          --------  ----------
Cash, end of year........................................  310,944      69,277
                                                          ========  ==========
Cash paid during the year for interest...................   31,217       3,739
Cash paid during the year for income taxes...............      583       9,819
                                                          ========  ==========

                             See accompanying notes

                TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1999
                      Expressed in United States dollars

1. ORGANIZATION AND BUSINESS DESCRIPTION

  TurboSonic Technologies, Inc., formerly known as Sonic Environmental Systems, Inc. and its subsidiaries (collectively the "Company"), directly and through subsidiaries, designs and markets integrated pollution control and industrial gas cooling/conditioning systems including liquid atomization technology and dust suppression systems to ameliorate or abate industrial environmental problems. Sonic Environmental Systems, Inc. (Sonic) was consolidated with Turbotak Technologies Inc. (Turbotak) on August 27, 1997 pursuant to a Plan of Reorganization that was approved by the Federal Bankruptcy Court on July 3, 1997.

  The August 27, 1997 merger was treated for accounting purposes as a purchase by Turbotak of Sonic in a reverse acquisition. Consequently, the accompanying consolidated financial statements include the accounts of Turbotak and its majority-owned subsidiaries. The accounts of Sonic were included with Turbotak's accounts effective September 1, 1997 and incorporated all adjustments related to the Plan of Reorganization ["the Plan"].

  This reorganization was accounted for as a reverse acquisition in accordance with accounting principles generally accepted in the United States. Application of reverse acquisition accounting resulted in the following:

    (i) The consolidated financial statements of the combined entity are issued under the name of the legal parent [TurboSonic] but were considered a continuation of the financial statements of the legal subsidiary [Turbotak];

    (ii) As Turbotak was deemed to be the acquirer for accounting purposes, its assets and liabilities were included in the consolidated financial statements of the continuing entity at their carrying values; and

    (iii) For purposes of the business combination, the consideration was the $990,304 ascribed to the 9,847,370 common shares of Sonic outstanding immediately prior to the business combination plus $484,313 of transaction costs.

  The purchase price attributed to Turbotak as the acquirer included the following:

                                                                         $
                                                                     ---------
   Acquisition cost of the bank note payable by Sonic Environmental
    Systems, Inc...................................................    250,000
   Professional fees...............................................    234,313
   Exchange of shares..............................................    990,304
                                                                     ---------
     Total consideration...........................................  1,474,617
                                                                     =========

  Management made an allocation of the purchase price among the individual assets and liabilities of Sonic Environmental Systems, Inc. as follows:

                                                                         $
                                                                     ---------
   Current assets..................................................    481,911
   Capital assets..................................................     71,386
   Other assets....................................................     99,308
                                                                     ---------
                                                                       652,605
   Current liabilities.............................................    727,406
                                                                     ---------
                                                                       (74,801)
   Goodwill........................................................  1,549,418
                                                                     ---------
     Total purchase price..........................................  1,474,617
                                                                     =========

                TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES

                                 June 30, 1999
                      Expressed in United States dollars

  Effective August 27, 1997, all existing and outstanding stock, warrants and options of Sonic were terminated and cancelled. TurboSonic has authorized share capital of 30,000,000 common shares. TurboSonic incorporated a subsidiary corporation [TurboSonic Canada] in the Province of Ontario, Canada which was authorized to issue Class A and Class B common shares. TurboSonic subscribed for 100% of TurboSonic Canada's Class A shares in exchange for a nominal capital contribution.

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

  On August 9, 1999, the Federal Bankruptcy Court, on the basis that Sonic's bankruptcy had been fully administered and all fees owing to the United States Trustee Office had been paid in full, ordered that Sonic's bankruptcy case be closed.

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

Goodwill

  Goodwill, which arose on the reverse acquisition of TurboSonic Technologies, Inc. is being amortized to expense on a straight-line basis over 10 years. The Company assesses the recoverability of goodwill by determining whether the amortization of goodwill over its remaining life can be recovered through projected, undiscounted, future cash flows from the related operations.

Fixed assets

  Fixed assets and leasehold improvements are recorded at cost. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets, typically 5 or 7 years. Leasehold improvements are amortized on a straight-line basis over the lease term.

                TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES

                                 June 30, 1999
                      Expressed in United States dollars


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

Segmented information

  In June 1997, The Financial Accounting Standards Board issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, which was adopted by the Company for the year ended June 30, 1999. Under the new requirements, financial information about operating segments is reported on the basis that is used internally by the Company for evaluating operating segments and resource allocation decisions.

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

                TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES

                                 June 30, 1999
                      Expressed in United States dollars

tax assets is provided when it is more likely than not that a portion or all of a deferred tax asset will not be realized.

Advertising costs

  All costs associated with advertising and promoting products are expensed as incurred. Advertising and promotion expense was $10,763 in 1999 [$18,390 in 1998].

Stock-based compensation

  The Company has in the past, granted subscription warrants for a fixed number of Class B shares to employees and options to employees and certain directors for common shares, however, there is currently no stock compensation plan in place. The Company accounts for the warrant and option grants in accordance with APB Opinion No. 25, Accounting for Stock Issues to Employees, and, where the exercise price approximates the share value on the date of the grant, recognizes no compensation expense. No compensation expense has been recognized for options granted to date.

  Financial Accounting Standards Board ["FASB"] Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, provides an alternative to APB Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for stock-based compensation issued to employees. The Statement allows for a fair value based method of accounting for employee stock options and similar equity instruments. However, for companies that continue to account for stock-based compensation arrangements under Opinion No. 25, Statement No. 123 requires disclosure of the pro forma effect on net income and earnings per share of its fair value based accounting for those arrangements. The Company has determined the fair value of the options and warrants at their date of grant using a Black-Scholes option pricing model.

Earnings (loss) per share

  The earnings (loss) per share figures are calculated on the following basis: the number of shares outstanding prior to the date of the reverse acquisition are deemed to be the number of shares issued by the legal parent to the shareholder of the legal subsidiary. The number of shares outstanding from the date of the reverse takeover to the end of the fiscal period are deemed to be the actual number of shares of the legal parent outstanding in that period. The loss per share is calculated using the weighted average number of shares based on the aforementioned determined number of shares.

  In computing the earnings (loss) per share, the Company has adopted Statement of Financial Accounting Standard No. 128 ["SFAS 128"], Earnings per Share; there was no impact on prior year's per share amounts. In addition, the TurboSonic Canada Class B exchangeable shares are considered outstanding common shares of TurboSonic. There was no effect on the 1998 diluted (loss) per share as the effect of exercising options would be anti-dilutive.

Foreign currency translation

  The Company maintains its accounts in Canadian dollars for Canadian-based subsidiaries, their functional currency, and in United States dollars for the legal parent company. The consolidated financial statements have been translated into United States dollars in accordance with FASB Statement No. 52, Foreign Currency Translation. All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Income statement amounts have been translated using the average exchange rate for the year. The gains and losses resulting from the changes in exchange rates from year to year have been reported separately as a component of comprehensive income.

                TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES

                                 June 30, 1999
                      Expressed in United States dollars


Use of estimates

  In preparing these consolidated financial statements in accordance with accounting principles generally accepted in the United States, management is required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant estimates include allowance for doubtful accounts, inventory obsolescence and profitability on long-term contracts. Actual results could differ from those estimates.

Impact of recently issued accounting standards

  In June 1998, the FASB released Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is effective for fiscal years beginning after June 15, 2000. The Company has determined the effect of adopting this pronouncement would not be material on its consolidated financial statements.

3. FINANCIAL INSTRUMENTS

 Fair value of financial instruments

  The carrying amounts reported in the balance sheet for cash, accounts receivable, investment tax credits receivable, accounts payable, accrued liabilities, and shareholder loans approximate fair value based on the short-term maturity of these instruments.

 Concentration of risk

  Financial instruments that potentially subject the Company to credit risk consist principally of trade accounts receivable. Sales are made to end users of all sizes located primarily in North America. The Company provides an allowance for doubtful accounts equal to the estimated losses expected to be incurred in the collection of accounts receivable.

  As at June 30, 1999, the Company had three customers that comprised 30% of the total trade receivable balance and had one customer that comprised 24% of the total trade receivable balance in fiscal 1998.

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

  The Company's cash balances are maintained in one United States chartered bank which is an AA rated financial institution. The Company's cash balances for the Canadian-based subsidiaries are maintained in one Canadian chartered bank which is an AA rated financial institution.

4. ACCOUNTS RECEIVABLE

                                                               1999      1998
                                                              -------  --------
                                                                 $        $
   Trade accounts receivable................................. 480,272   510,724
   Other receivables.........................................  62,296    89,529
   Allowance for doubtful accounts........................... (66,764) (109,116)
                                                              -------  --------
                                                              475,804   491,137
                                                              =======  ========

  Bad debt expense was $5,870 in 1999 and $2,924 in 1998.

                 TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES

                                 June 30, 1999
                       Expressed in United States dollars


5. INVENTORIES

                                                               1999      1998
                                                             --------  --------
                                                                $         $
   Raw materials............................................    9,973    13,405
   Finished goods...........................................  331,267   334,988
   Reserve for obsolescence................................. (214,476) (211,005)
                                                             --------  --------
                                                              126,764   137,388
                                                             ========  ========

6. FIXED ASSETS

                                                          Accumulated
                                                          Depreciation
                                                              and      Net Book
                                                  Cost    Amortization   Value
                                                --------- ------------ ---------
                                                    $          $           $
   1999
     Office equipment..........................   404,815   361,590       43,225
     Other equipment...........................   337,080   306,595       30,485
     Leasehold improvements....................    23,936     8,127       15,809
                                                ---------   -------    ---------
                                                  765,831   676,312       89,519
                                                =========   =======    =========
                                                          Accumulated
                                                          Depreciation
                                                              and      Net Book
                                                  Cost    Amortization   Value
                                                --------- ------------ ---------
                                                    $          $           $
   1998
     Office equipment..........................   401,500   340,050       61,450
     Other equipment...........................   327,097   294,871       32,226
     Leasehold improvements....................    23,865     4,052       19,813
                                                ---------   -------    ---------
                                                  752,462   638,973      113,489
                                                =========   =======    =========

7. GOODWILL

                                                          Accumulated  Net Book
                                                  Cost    Amortization   Value
                                                --------- ------------ ---------
                                                    $          $           $
   1999
                                                1,558,579   356,205    1,202,374
                                                =========   =======    =========
                                                          Accumulated  Net Book
                                                  Cost    Amortization   Value
                                                --------- ------------ ---------
                                                    $          $           $
   1998
                                                1,589,893   193,950    1,395,943
                                                =========   =======    =========

  Amortization charged to income in fiscal 1999 was $162,255 [$153,475 in 1998]. In addition, $31,314 in tax benefits arising from the recognition of loss carryforwards of Sonic have been used to reduce the carrying amount of goodwill.

                TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES

                                 June 30, 1999
                      Expressed in United States dollars


8. LOANS FROM SHAREHOLDERS

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

9. COMMITMENTS AND CONTINGENCIES

 [a] Operating leases

  The Company has entered into operating leases for office equipment and premises. Minimum annual payments under these leases for years after June 30, 1999 are as follows:

                                                                            $
                                                                         -------
   2000................................................................. 101,009
   2001.................................................................  94,974
   2002.................................................................  90,728
   2003.................................................................  37,239
   2004.................................................................     --
                                                                         -------
                                                                         323,950
                                                                         =======

  Rental expense for office equipment and premises was $121,538 in 1999 [$101,329 in 1998].

 [b] Litigation

  One of the former owners of the Company's heat exchanger technology has filed lawsuit against the Company for monetary damages and reversion of the patents to him. Although the litigation seeks to terminate the Company's right to utilize the intellectual property, management believes any monetary claims by the litigants arising out of the litigation will be treated in the Plan of Reorganization, discussed in note 1, as unsecured claims and discharged as provided in the Plan. There has been no activity on this lawsuit in the past year.

 [c] Contractual liabilities

  The Company's standard contractual terms with respect to the sale of its products and systems disclaim any liability for consequential or indirect losses or damages stemming from any failure of the Company's products

                TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES

                                 June 30, 1999
                      Expressed in United States dollars

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

10. SHARE CAPITAL

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

                                             Common shares        Class B shares
                                      --------------------------- --------------
                                                                  Number
                                      Number of  Stated   Paid-in   of   Stated
                                       shares    capital  capital shares capital
                                      --------- --------- ------- ------ -------
                                          #         $        $      #       $
   Balance June 30, 1997............. 1,509,413 1,382,656 354,607 66,600   --
     Debenture conversion............   290,562   772,327  94,675    --    --
     Debenture option exercise.......    25,000    18,014     --     --    --
     Conversion of warrants..........       --        --      --  11,800   --
                                      --------- --------- ------- ------   ---
   Balance August 27, 1997........... 1,824,975 2,172,997 449,282 78,400   --
                                      ========= ========= ======= ======   ===

  During fiscal 1998, the Company's debenture holder converted a debt instrument into common shares and was granted an option to purchase an additional 25,000 common shares at $0.72 [$1.00 Cdn.] per share.

  In prior years, as part of its discretionary incentive plan, the Company issued subscription warrants to employees which, upon becoming vested, may be redeemed for Class B shares at a price of $0.001. In the past, the vesting period ranged from one day to three years upon the discretion of the President of the Company. As a result of a resolution of the Board of Directors, the outstanding warrants were exercised on August 27, 1997, the effective date of the Combination Agreement discussed in note 1.

  As a result of the reverse acquisition, the 11,800 outstanding warrants as at June 30, 1997 were converted to Class B shares. The Class B shares of TurboSonic Canada are exchangeable, at any time, at the election of the holders of such shares, into an equivalent number of such shares of TurboSonic and have voting rights through a trustee. No additional Class B shares have been issued.

 As at August 27, 1997

  For accounting purposes, the share capital of the continuing consolidated entity as at August 27, 1997 is computed as follows:

                                                                         $
                                                                     ---------
   Existing share capital and paid-in capital of Turbotak, August
    27, 1997........................................................ 2,622,279
   Ascribed value of the shares of Sonic............................   990,304
                                                                     ---------
   Share capital of Sonic, August 27, 1997.......................... 3,612,583
                                                                     =========

                TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES

                                 June 30, 1999
                      Expressed in United States dollars


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

                                                                     Number of
                                                                       shares
                                                                     ----------
   Existing outstanding shares of Sonic, August 27, 1997............  9,847,370
   Share transactions related to the business combination:
     Share consolidation upon bankruptcy............................ (8,511,370)
     Issued to Turbotak shareholders................................  8,051,950
     Other issuances of common shares...............................    464,000
                                                                     ----------
   Outstanding common shares of Sonic, August 27, 1997..............  9,851,950
                                                                     ==========

  During fiscal 1998, 148,050 common shares were issued as a private placement for total consideration of $126,099. The price per share was $0.852 [$1.18 Cdn.].

  Certain directors were granted options in fiscal 1998, which vested immediately, to purchase a total of 200,000 common shares of the Company at an exercise price of $1.00 per share. These options were outstanding as at June 30, 1999 and expire August 27, 1999. The expiry date has been extended by one year for one director for options to purchase 100,000 common shares. No options were granted during the year ended June 30, 1999.

11. RESEARCH AND DEVELOPMENT EXPENSES

                                                                1999     1998
                                                               -------  -------
                                                                  $        $
   Expenses incurred..........................................  35,611  111,419
   Government grants and investment tax credits............... (50,608)  (2,749)
                                                               -------  -------
                                                               (14,997) 108,670
                                                               =======  =======

12. INCOME TAXES

                                                    1999           1998
                                                 ------------  -------------
                                                    $      %      $       %
   (Recovery of) provision for income taxes
    based on basic Canadian federal income tax
    rates.......................................  56,325   29  (303,400) (29)
   (Recovery of) provision for income taxes
    based on basic Canadian provincial income
    tax rates...................................  31,076   16  (161,494) (16)
   Lower effective tax rate of other countries..     --   --     27,823    3
   Increase (decrease) resulting from:
     Debt conversion expense....................     --   --     39,663    4
     Non-deductible goodwill amortization.......  31,314   16    44,639    4
     Small business deduction................... (46,000) (24)   29,912    3
     Realization of loss carryforwards from
      prior years............................... (41,401) (21)  (17,423)  (2)
     Benefits of loss carryforwards not
      recognized................................     --   --    302,934   30
     Minimum tax................................  10,000    5       --   --
     Other...................................... (16,405)  (8)   23,421    2
                                                 -------  ---  --------  ---
                                                  24,909   13   (13,925)  (1)
                                                 =======  ===  ========  ===

                TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES

                                 June 30, 1999
                      Expressed in United States dollars


  Because the majority of taxable income is generated in Canada the above table reflects Canadian tax rates.

  Income taxes paid are as follows:

                                                                1999     1998
                                                               -------  -------
                                                                  $        $
   Canadian Federal...........................................     511    7,753
   U.S. Federal...............................................     --    21,166
   Canadian Provincial........................................      72    1,998
                                                               -------  -------
                                                                   583   30,917
                                                               =======  =======

  Income tax refunds received are as follows:

                                                                1999     1998
                                                               -------  -------
                                                                  $        $
   Canadian Federal........................................... (16,912) (10,724)
   Canadian Provincial........................................     --    (7,948)
                                                               -------  -------
                                                               (16,912) (18,672)
                                                               =======  =======

  The Company is eligible for investment tax credits with respect to qualifying scientific research and experimental development expenditures in Canada. Amounts of approximately $43,600 relating to the 1995 fiscal year, $2,100 for 1996 and $15,400 for 1997 have been included in investment tax credits receivable [a total of $45,000 in 1998].

  The Company's US subsidiaries have unutilized, non-capital losses at June 30, 1999 of approximately $9,700,000 available for United States income tax purposes to carry forward to future years and which expire in the years 2009 through 2018. Approximately $8,900,000 of these losses are related to the period before the reverse acquisition described in note 1.

  The Company's Canadian subsidiaries have unutilized, non-capital losses at June 30, 1999 of approximately $300,000 available for Canadian income tax purposes to carry forward to future years, which expire in the years 1999 through 2006.

  Deferred tax liabilities and assets are comprised of the following as at June 30:

                                                            1999        1998
                                                         ----------  ----------
                                                             $           $
   Tax over book depreciation...........................     11,911      13,966
                                                         ----------  ----------
     Total deferred tax liabilities.....................     11,911      13,966
                                                         ----------  ----------
   Net operating loss carryforward......................  3,519,151   3,475,214
                                                         ----------  ----------
     Total deferred tax assets..........................  3,519,151   3,475,214
   Valuation allowance for deferred tax assets.......... (3,507,240) (3,475,214)
                                                         ----------  ----------
     Net deferred tax asset (liabilities)...............        --          --
                                                         ==========  ==========

13. EXTINGUISHMENT OF DEBT

  The business of a wholly owned subsidiary of Sonic Environment Systems, Inc. closed operations in 1996 and was registered under Chapter 7 of the Federal Bankruptcy laws. The assets of this subsidiary were liquidated and the proceeds were provided to its creditors. The residual liabilities of $113,358, net of taxes of nil, are not legally enforceable and have therefore been taken into income.

                TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES

                                 June 30, 1999
                      Expressed in United States dollars


14. EARNINGS (LOSS) PER SHARE

  The following table sets forth the computation of basic and diluted earnings per share. The effect of dilutive securities are included only when not anti-dilutive.

                                                            1999        1998
                                                         ----------  ----------
                                                             $           $
   Numerator
     Net income (loss).................................     169,311  (1,041,895)
   Denominator
     Denominator for basic (loss) earnings per share--
      weighted average shares outstanding..............  10,000,000   8,609,707
   Effect of dilutive securities:
     Warrants..........................................     400,000         --
     Options...........................................     200,000         --
                                                         ----------  ----------
                                                         10,600,000   8,609,707
                                                         ----------  ----------
   Dilutive potential common shares
     Denominator for diluted (loss) earnings per
      share--adjusted weighted average shares and
      assumed conversions..............................  10,600,000   8,609,707
                                                         ==========  ==========
   Basic earnings (loss) per share.....................       $0.02      $(0.12)
   Diluted earnings (loss) per share...................       $0.02      $(0.12)
                                                         ==========  ==========

15. SUPPLEMENTARY INFORMATION ON CASH FLOWS

                                                            1999        1998
                                                         ----------  ----------
                                                             $           $
   Changes in non-cash working capital balances related
    to operations
     Decrease (increase) in accounts receivable........      15,333     426,654
     (Increase) decrease in investment tax credits
      receivable.......................................     (28,362)    (30,171)
     (Increase) in income taxes receivable.............     (18,682)        --
     Decrease in inventories...........................      10,624      16,597
     Decrease (increase) in deferred contract costs and
      unbilled revenue.................................     (53,511)    249,964
     (Increase) in other current assets................      36,686      (9,621)
     Decrease in other assets..........................         --            9
     (Decrease) in accounts payable and accrued
      charges..........................................    (359,903)   (281,547)
     (Decrease) increase in unearned revenue and
      contract advances................................     (20,223)   (105,010)
     (Decrease) increase in income taxes payable.......         --      (12,373)
                                                         ----------  ----------
                                                           (418,038)    254,502
                                                         ==========  ==========

16. SEGMENT INFORMATION

  The Company offers a range of products and systems, incorporating diverse technologies, to address the industrial process, air pollution control and other environmental management needs of its customers. The business can generally be broken into two segments; scrubber and nozzle systems. Wet scrubber systems are generally used to absorb gaseous pollutants and particulate matter contained in exhaust gas streams such as smoke stacks, and incorporate the use of the Company's proprietary air-atomizing nozzle technology. Nozzle systems typically operate in conjunction with products and systems supplied by others. Examples of nozzle systems supplied include evaporative gas cooling and conditioning, dust suppression and combustion.

                TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES

                                 June 30, 1999
                      Expressed in United States dollars


  There are no inter-segment sales, transfers or profit or loss.

  The Company's reportable segments are business units that offer different products and services. The reportable segments are each managed separately because they develop, manufacture and distribute different products and services.

  Contract revenue and sales of approximately $864,000 of the scrubber segment and $1,460,000 of the nozzle segment were to customers in the U.S. The remainder of the consolidated revenues were primarily from customers in Canada [$833,000] with lesser amounts from Asia [$106,000], Mexico and the Caribbean [$110,000] and South America [$258,000]. The long-lived assets of the nozzle segment are located in the United States while the remainder of the Company's assets including those of the scrubber segment are located in Canada. For the year ended June 30, 1999, one customer represented 12% of total revenues, and one customer in fiscal 1998 represented 10% of total revenues.

Industry Segments

                                       Scrubber    Nozzle
                                        Systems    Systems    Other    Total
                                       ---------  ---------  ------- ---------
                                           $          $                  $
   1999
   Contract revenue and sales
     Evaporative gas cooling..........       --   1,513,039      --  1,513,039
     Dust suppression.................       --     310,090      --    310,090
     Other nozzle systems.............       --     563,316      --    563,316
     Wet scrubber systems............. 1,351,823        --       --  1,351,823
     Flue gas desulphurization........   118,574        --       --    118,574
                                       ---------  ---------  ------- ---------
   Total contract revenue and sales... 1,470,397  2,386,445      --  3,856,842
                                       ---------  ---------  ------- ---------
   (Loss) income from operations......  (116,127)   211,672      --     95,545
   Interest income....................     9,766      9,844      --     19,610
   Interest expense...................    (7,970)   (26,323)     --    (34,293)
                                       ---------  ---------  ------- ---------
   (Loss) income before provision for
    taxes.............................  (114,331)   195,193      --     80,862
   Provision for (recovery of) income
    taxes.............................   (16,405)    41,314      --     24,909
   Extraordinary item.................       --     113,358      --    113,358
                                       ---------  ---------  ------- ---------
   Net income (loss)..................   (97,926)   267,237      --    169,311
                                       =========  =========  ======= =========
   Depreciation and amortization......    84,330    108,856      --    193,186
   Capital expenditures...............     5,818      6,303      --     12,121
   Segment assets..................... 1,048,153  1,123,777  310,944 2,482,874
   Long lived assets..................    43,580     45,939      --     89,519

                TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES

                                 June 30, 1999
                      Expressed in United States dollars

  In 1998, contract revenue and sales of approximately $355,000 of the scrubber segment and $534,000 of the nozzle segment were to customers in the U.S. The remainder of the consolidated revenues were primarily from customers in Canada [$843,000] with lesser amounts from Asia [$120,000], Mexico and the Caribbean [$135,000] and South America [$106,000]. The long-lived assets of the nozzle segment are located in the United States while the remainder of the Company's assets including those of the scrubber segment are located in Canada. One customer in fiscal 1998 represented 10% of total revenues.

                               Scrubber   Nozzle
                               Systems    Systems   Other    Total
                               --------  ---------  ------ ----------
                                  $          $                 $
   1998
   Contract revenue and sales
     Evaporative gas cooling.       --   1,595,195     --   1,595,195
     Dust suppression........       --      58,971     --      58,971
     Other nozzle systems....       --     410,779     --     410,779
     Wet scrubber systems....   783,617        --      --     783,617
                               --------  ---------  ------ ----------
   Total contract revenue and
    sales....................   783,617  2,064,943     --   2,848,560
                               --------  ---------  ------ ----------
   Income (loss) from
    operations...............  (333,201)  (735,514)        (1,068,715)
   Interest income...........     4,251     17,529             21,780
   Interest expense..........    (5,145)    (3,740)            (8,885)
   Other income..............       --         --
                               --------  ---------  ------ ----------
   (Losses) before provision
    for taxes................  (334,095)  (721,725)        (1,055,820)
   (Recovery of) income
    taxes....................   (13,925)       --             (13,925)
                               --------  ---------  ------ ----------
   Net income (loss).........  (320,170)  (721,725)        (1,041,895)
                               ========  =========  ====== ==========
   Depreciation and
    amortization.............    69,688    201,047     --     270,735
   Capital expenditures......    13,701     33,693     --      47,394
   Segment assets............   978,480  1,373,068  69,277  2,420,825
   Long lived assets.........    50,000     63,489     --     113,489

17. COMPARATIVE FIGURES

  Certain of the prior year comparative figures have been reclassified to conform with the current year's presentation.