Form 10QSB
period 1999-09-30
TURBOSONIC TECHNOLOGIES INC
filed 1999-11-12
CIK 900393

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended   September 30, 1999
                               -------------------------------------------------
                                      or

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

                                                [X] Yes   [ ] No


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

As of September 30, 1999, 10,000,000 shares of common stock were outstanding.

                TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  Form 10-QSB


                                     INDEX


     PART 1 - FINANCIAL INFORMATION                                                  PAGE
     ------------------------------                                                  ----
          Item 1.
          Consolidated Statements of Operations
               (Unaudited) for the Three Months
               Ended September 30, 1999 and 1998                                      3

          Consolidated Balance Sheets
               at September 30, 1999 (Unaudited) and June 30, 1999 (Audited)          4

          Consolidated Statements of Cash Flow
               (Unaudited) for the Three Months Ended
               September 30, 1999 and 1998                                            5

          Notes to Consolidated Financial Statements
               (Unaudited)                                                          6-8

          Item 2.
          Management's Discussion and Analysis of
               Financial Condition and Results of Operations                       8-10


PART 11 - OTHER INFORMATION
---------------------------

          Item 1.  Legal Proceedings                                                 11

          Item 2.  Changes in Securities                                             11

          Item 3.  Defaults Upon Senior Securities                                   11

          Item 4.  Submission of Matters to a
                   Vote of Security Holders                                          11

          Item 5.  Other Information                                                 11

          Item 6.  Exhibits and Reports on Form 8-K                                  11

          Signature

                         TURBOSONIC TECHNOLOGIES, INC.
                         AND SUBSIDIARIES
                         Consolidated Statement of Operations
                         US dollars (Unaudited)



                                                    For the Three        For the Three
                                                     Months Ended         Months Ended
                                                  September 30, 1999   September 30, 1998
                                                  ------------------  -------------------
Nozzle Systems revenue                                   $   681,576          $   669,911

Scrubber Systems revenue                                     345,388              331,974
                                                         -----------          -----------

       Total Revenue                                       1,026,964            1,001,885
                                                         -----------          -----------

Cost of Nozzle Systems                                       478,125              421,717

Cost of Scrubber Systems                                     227,415              214,004
                                                         -----------          -----------
       Total cost of goods sold                              705,540              635,721
                                                         -----------          -----------
       Gross Profit                                          321,424              366,164
                                                         -----------          -----------
Selling, general and administrative
 expenses                                                    337,513              313,802
Depreciation and amortization                                 48,259               47,926
                                                         -----------          -----------
     Total Expenses                                          385,772              361,728
                                                         -----------          -----------
Gain (Loss) from Operations                                  (64,348)               4,436
Interest Income (Expense)                                     (5,419)              (3,067)
                                                         -----------          -----------
Net Income (Loss) before taxes                               (69,767)               1,369
                                                         -----------          -----------
Tax Provision                                                      0                    0
                                                         -----------          -----------
Net Income (Loss)                                           ($69,767)         $     1,369
                                                         ===========          ===========
Weighted average number of shares
 outstanding                                              10,000,000           10,000,000
Incremental shares using treasury
 method                                                   10,500,000           10,200,000
Basic EPS                                                    ($0.007)             ($0.000)
Diluted EPS                                                  ($0.007)             ($0.000)


                         TURBOSONIC TECHNOLOGIES, INC.
                         AND SUBSIDIARIES
                         Consolidated Balance Sheets
                         (US dollars)


                                                                 September 30, 1999       June 30, 1999
                                                                    (Unaudited)              (audited)
                                                                    -----------            -----------
           Assets
Current Assets:
  Cash                                                              $   312,652             $  310,944
  Contracts and accounts receivable, net of allowance
     for doubtful accounts of $66,764                                   451,001                475,804
  Deferred contract costs and unbilled revenue                          248,338                106,275
  Inventories                                                           129,826                126,764
  Income Tax Receivable                                                  82,857                 76,179
  Other current assets                                                   69,440                 74,600
                                                                    -----------            -----------
Total current assets                                                  1,294,114              1,170,566

Equipment and leasehold improvements,
 at cost, net of accumulated depreciation                               100,832                 89,519
Patents, less accumulated amortization                                        1                      1
Goodwill, net of accumulated amortization                             1,163,823              1,202,374
Other assets                                                             20,414                 20,414
                                                                    -----------             ----------

Total Assets                                                        $ 2,579,184             $2,482,874
                                                                    ===========             ==========
           Liabilities  and Stockholders' Equity

Current Liabilities:
  Accounts payable & accrued expenses                               $   441,090             $  544,822
  Billings in excess of costs and estimated
      earnings on uncompleted contracts                                 404,468                143,529
                                                                    -----------             ----------
Total Current Liabilities                                               845,558                688,351

Accrued Expenses                                                        113,206                113,206
Loans from Shareholders [Note 4]                                        267,252                266,964
Other Loans                                                              20,169                      0
                                                                    -----------             ----------
                                                                      1,246,185              1,068,521
                                                                    -----------             ----------
Stockholders' Equity:
  Authorized Share Capital
     21,800,000 common shares, par value $0.10 per share
     8,200,000 exchangeable common shares, par value
      $0.10 per share

  Issued Share Capital
      1,800,000  common shares                                                -                      -
      8,200,000  exchangeable shares                                  2,299,096              2,299,096
     Additional paid - in capital [Note 4]                            1,448,038              1,448,038
                                                                    -----------             ----------
                                                                      3,747,134              3,747,134
  Currency translation adjustments                                      (37,310)               (20,936)
  Accumulated deficit                                                (2,376,825)            (2,311,845)
                                                                    -----------             ----------

Total stockholders' equity                                            1,332,999              1,414,353
                                                                    -----------             ----------

Total Liabilities and Stockholders' Equity                          $ 2,579,184            $ 2,482,874
                                                                    ===========             ==========

                         TURBOSONIC TECHNOLOGIES, INC.
                         AND SUBSIDIARIES
                         Consolidated Statement of Cash Flows
                         for the three months ended September 30, 1999 and 1998 (U. S. dollars) (Unaudited)


                                                             September 30, 1999   September 30, 1998
                                                             -------------------  -------------------
Cash flows from operating activities
  Net income (loss)                                                   ($ 69,767)           $   1,369
Add (deduct) charges to operations not requiring
  a current cash payment:
  Depreciation and amortization                                          48,259               47,926
                                                                     ----------            ---------
                                                                        (21,508)              49,295

Changes in non-cash working capital balances
 related to operations:
  Decrease (increase) in accounts receivable                             24,803              (54,773)
  (Increase) decrease in income taxes recoverable                        (6,678)               1,207
  Decrease (increase) in inventories                                     (3,062)              14,031
  Decrease (increase) in deferred contract costs
    and unbilled revenue                                               (142,063)            (133,052)
  Decrease (increase) in other current assets                             5,159               14,306
  Decrease (increase) in other assets                                         0                    0
  Increase (decrease) in accounts payable and
    accrued charges                                                    (103,732)             115,926
  Increase (decrease) in unearned revenue and
    contract advances                                                   260,939              (52,106)
  Increase (decrease) in income taxes payable                                 0                    0
                                                                     ----------            ---------
                                                                         35,366              (94,461)
                                                                     ----------            ---------
  Net cash provided by (applied to) operating activities                 13,858              (45,166)
                                                                     ----------            ---------


Cash flows from investing activities:
     Purchase of fixed assets                                           (13,361)                   0
                                                                     ----------            ---------

     Net cash (applied to) provided by investing activities             (13,361)                   0
                                                                     ----------            ---------

Cash flows from financing activities:
  Shareholder loans                                                         288                    0
                                                                     ----------            ---------

     Net cash provided (used) by financing activities                       288                    0
                                                                     ----------            ---------

Effect of exchange rate change on cash                                      923               (5,052)
                                                                     ----------            ---------

Net cash (applied) provided during year                                   1,708              (50,218)
Cash - beginning of period                                              310,944               69,277
                                                                     ----------            ---------

Cash - end of period                                                 $  312,652            $  19,059
                                                                     ==========            =========

                        TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements September 30, 1999 (Unaudited)


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

  The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulations S-X. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending June 30, 2000. These consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1999.

Note 2.  Costs and Estimated Earnings on Uncompleted Contracts

                                                    September 30, 1999                   June 30, 1999
                                                   ---------------------             --------------------
Costs incurred on uncompleted contracts                        1,596,554                        1,339,702

Estimated earnings                                               686,006                          518,467
                                                   ---------------------             --------------------

                                                               2,282,560                        1,858,169

Less:   billings to date                                       2,438,690                        1,895,423
                                                   ---------------------             --------------------

Included in accompanying balance sheets
under the following captions:                                   (156,130)                         (37,254)
                                                   =====================             ====================

Costs and estimated earnings in excess of
billings on uncompleted contracts                                248,338                          106,275
Billings in excess of costs and estimated
earnings on uncompleted contracts                               (404,468)                        (143,529)
                                                   ---------------------             --------------------

                                                                (156,130)                         (37,254)
                                                   =====================             ====================

Note 3.    Other Events

  Contemporaneously with the Company's filing on September 16, 1996 of a voluntary Chapter 11 reorganization proceeding under the Federal Bankruptcy Code, the Company entered into an agreement with Turbotak Technologies, Inc. ("Turbotak"), a privately held Canadian Company engaged in the design, manufacture, and servicing of air pollution control equipment, which, among other matters, proposed a Chapter 11 reorganization plan which would provide for a merger of the Company and Turbotak. The Company's plan of reorganization (hereinafter referred to as the "Plan") was confirmed by the Bankruptcy Court on July 3, 1997 following requisite creditor approval. The Plan provided for the extinguishments of all of the outstanding shares of Company's common stock, as well as all outstanding warrants and options to purchase the Company's common stock. The Plan further provided that the Company consolidate with Turbotak to form a company to be called TurboSonic Technologies, Inc. which would have 10,000,000 shares of common stock outstanding, of which 8,200,000 shares (82%) would be owned by Turbotak's shareholders, and 1,255,700 shares or approximately 12.6% would be issued to the existing shareholders on a pro-rata basis. The balance of such 10,000,000 shares would be issued to the Company's existing creditors and others as described in the Plan. Consummation of the Consolidation took place on August 27, 1997 and resulted in the Company's subsequent discharge from its Chapter 11 Proceeding. Reference is made to the Company's Current Report on Form 8-K dated July 29, 1997 and the several exhibits thereto for more detailed information about the Consolidation.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations

   Three Months ended September 30, 1999
   -------------------------------------
   Compared with Three Months ended September 30, 1998
   ---------------------------------------------------

  Nozzle systems revenue increased by $11,665 (1.7%) to $681,576 for the three month period ended September 30, 1999 from $669,911 for the same period in 1998.

  Scrubber systems revenue increased by $13,414 (4.0%) to $345,388 for the three month period ended September 30, 1999 from $331,974 for the same period in 1998.

  Cost of nozzle systems increased by $56,408 (13.4%) to $478,125 for the three month period ended September 30, 1999 from $421,717 for the same period in 1998. As a percentage of nozzle systems revenue, cost of nozzle systems was 70.1% for the three month period ended September 30, 1999 and 63.0% for the same period in 1998. The increased costs of nozzle systems in this quarter is attributable to the increased sales volumes discussed above, as well as lower than average gross margins on one large nozzle system.

  Cost of scrubber systems increased by $13,411 (6.3%) to $227,415 for the period ended September 30, 1999 from $214,004 for the same 1998 period. The increased costs are primarily the result of the increased volume discussed above. As a percentage of scrubber systems revenue, the costs were 65.8% for the three month period ended September 30, 1999 and 64.5% for the same period in 1998.

  Selling, general and administrative expenses increased $23,711 (7.6%) to $337,513 for the three month period ended September 30, 1999 from $313,802 for the same period in 1998. As a percentage of total revenue, selling, general and administrative expenses were 32.9% for the quarter ended September 30, 1999 and 31.3% for the same period in 1998. This increase is the result of hiring additional sales personnel to assist with co-ordination of the Company's extensive sales agent network.

  Amortization of goodwill, which was created as the result of the merger with Sonic Environmental Systems, Inc. amounted to $43,996 in the current quarter.


Liquidity and Capital Resources

  The Company had a positive cash flow from operating activities of $13,858 for the three month period ended September 30, 1999 as compared to negative cash flow of $45,166 for the same period in fiscal 1998, an improvement in cash flow of $59,024.

  At September 30, 1999, the Company had working capital of $448,556 as compared to working capital as at June 30, 1999 of $482,214, a decrease in working capital of $33,658. The Company's current ratio (current assets divided by current liabilities) was 1.53 and 1.70 as at September 30, 1999 and June 30, 1999, respectively.

  The Company's contracts typically provide for progress payments based upon the achievement of performance milestones or the passage of time. The Company's contracts often provide for the Company's customers to retain a portion of the contract price until the achievement of performance guarantees has been demonstrated. The Company attempts to have its progress billings exceed its costs and estimated earnings on uncompleted contracts; however, it is possible, at any point in time, that costs and estimated earnings can exceed progress billings on uncompleted contracts, which would negatively impact cash flow and working capital. At September 30, 1999 and June 30, 1999, "Unearned revenue and contract advances" exceeded "Deferred costs and unbilled revenue" by $156,130 and $37,254 respectively, thereby negatively effecting working capital.

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

  The Company's backlog as at September 30, 1999 was approximately $1,765,000, all of which the Company believes will be shipped prior to the end of the current fiscal year. The Company believes that the projected cash generated from operations and the proceeds from the above mentioned financing will be sufficient to meet its cash needs through the end of the fiscal year ended June 30, 2000.


Year 2000
---------

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

  In order to assess Y2K compliance in its internal operating systems, the Company first took an inventory of all such systems and identified those that are critical to its operations. All such systems have been tested for Y2K compliance. Any non-compliant systems have been brought into compliance, either by upgrades or replacement.

  The Company has reviewed all systems and components, both those currently being shipped as well as its installed base, and have found them to be Y2K compliant.

  The area of Y2K compliance which poses the greatest risk to the Company is its vendors, because of the Company's lack of control over their products and operations. In order to assess their compliance, the Company has surveyed all major vendors and has not encountered any compliance issues.

  Costs associated with the Company's Y2K compliance program are not anticipated to be substantially different than normal, recurring costs, and are not expected to materially affect financial results.

  While management believes that the Company's Y2K compliance program is on plan for assessing and addressing any Y2K issues, full compliance cannot be assured until this effort is completed. In particular, despite the Company's best efforts, it may be unable to establish with certainty the compliance of third party vendors, including those outside the United States and Canada. It is possible that the non-compliance of a key vendor could interrupts the Company's production schedules and adversely impact its ability to make timely deliveries of its products.

  As this program progresses, management will be better able to assess the Company's Y2K status in all of the areas outlined above, and focus its efforts on any Y2K issues which become identified. Management will develop contingency plans to be put into place in the event that any of the Company's corrective actions fail to fully address the Y2K issues.


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

DATED:  November 11, 1999

                                        TURBOSONIC TECHNOLOGIES, INC.



                                        by:  /s/  PATRICK FORDE
                                           ---------------------
                                        Patrick Forde, Treasurer and
                                        Principal Financial and
                                        Accounting Officer