Form 10QSB
period 1999-12-31
TURBOSONIC TECHNOLOGIES INC
filed 2000-02-10
CIK 900393

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended      December 31, 1999
                               -------------------------------------------------
                                      or

[ ] TRANSITION REPORT PURSUANT TO SECTION 12 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________________________________

Commission File Number                   0-21832
                       ---------------------------------------------------------

                         TurboSonic Technologies, Inc.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

     Delaware                                         13-1949528
--------------------------------------------------------------------------------
(State of other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                                            [X] Yes  [_] No

              APPLICABLE ONLY TO ISSUERS INVOLVED IN A BANKRUPTCY
                  PROCEEDING DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by the Section 12, 13 or 15 (d) of the Securities Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                                            [X] Yes  [_] No

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common stock, as of the latest practicable date.

  As of December 31, 1999 10,000,000 shares of common stock were outstanding.

                TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  Form 10-QSB


                                     INDEX

PART 1 - FINANCIAL INFORMATION                                        PAGE
------------------------------
     Item 1.
     Consolidated statement of Operations
          (Unaudited) for the Three Months and the Six Months
          Ended December 31, 1999 and 1998                               3

     Consolidated Balance Sheets
          At December 31, 1999 (Unaudited) and June 30, 1999             4

     Consolidated Statements of Cash Flow
          (Unaudited) for the Six Months Ended
          December 31, 1999 and 1998                                     5

     Notes to Consolidated Financial Statements
          (Unaudited)                                               6 -  8

     Item 2.
     Management's Discussion and Analysis of
          Financial Conditions and Results of Operations            8 - 10


PART II - OTHER INFORMATION
---------------------------

     Item 1.   Legal Proceedings                                        11

     Item 2.   Changes in Securities                                    11

     Item 3.   Defaults Upon Senior Securities                          11

     Item 4.   Submission of Matters to a
               Vote of Security Holders                                 11

     Item 5.   Other Information                                        11

     Item 6.   Exhibits and Reports on Form 8-K                         11

               Signature                                                11

                         TURBOSONIC TECHNOLOGIES, INC.
                         AND SUBSIDIARIES
                         Consolidated Statement of Operations
                         US dollars (Unaudited)

                                    For the Three            For the Three            For the Six            For the Six
                                    Months Ended             Months Ended             Months Ended           Months Ended
                                    December 31,             December 31,             December 31,           December 31,
                                        1999                     1998                     1999                   1998
                                    ------------             -------------            ------------           ------------
Nozzle Systems revenue              $    913,443             $     519,995            $  1,595,019           $  1,189,909

Scrubber Systems revenue                 708,746                   496,426               1,054,134                810,391
                                    ------------             -------------            ------------           ------------

     Total Revenue                     1,622,189                 1,016,421               2,649,153              2,000,300
                                    ------------             -------------            ------------           ------------

Cost of Nozzle Systems                   653,547                   302,864               1,131,672                724,581

Cost of Scrubber Systems                 513,051                   312,581                 740,466                526,583
                                    ------------             -------------            ------------           ------------

     Total Cost of goods sold          1,166,598                   615,445               1,872,138              1,251,164
                                    ------------             -------------            ------------           ------------

     Gross Profit                        455,591                   400,976                 777,015                749,136

Selling, general and
administrative expenses                  326,153                   298,400                 663,666                594,196

Depreciation and amortization             47,695                    49,253                  95,954                 97,179
                                    ------------             -------------            ------------           ------------

     Total Expenses                      373,848                   347,653                 759,620                691,375
                                    ------------             -------------            ------------           ------------

Gain (Loss) from Operations               81,743                    53,323                  17,395                 57,761

Interest Income (Expense)                (10,929)                   (6,440)                (16,348)                (9,507)
                                    ------------             -------------            ------------           ------------

Net Income before taxes                   70,814                    46,883                   1,047                 48,254
                                    ------------             -------------            ------------           ------------

Tax Provision                                  0                         0                       0                      0
                                    ------------             -------------            ------------           ------------

Net Income                          $     70,814             $      46,883            $      1,047           $     48,254
                                    ============             =============            ============           ============

Weighted average number of
shares outstanding                    10,000,000                10,000,000              10,000,000             10,000,000

Incremental shares using
treasury method                       10,500,000                10,400,000              10,500,000             10,400,000

Basic EPS                                  0.007                     0.005                   0.000                  0.005

Diluted EPS                                0.007                     0.005                   0.000                  0.005

                         TURBOSONIC TECHNOLOGIES, INC.
                         AND SUBSIDIARIES
                         Consolidated Balance Sheet
                         (US dollars)

                                                               December 31, 1999          June 30, 1999
                                                               -----------------        -----------------
                                                                  (Unaudited)
      Assets
Current Assets:
   Cash                                                              $   379,939              $   310,944
   Contracts and accounts receivable, net of allowance
      for doubtful accounts of $66,764                                   947,059                  475,804
   Deferred contract costs and unbilled revenue                          482,769                  106,275
   Inventories                                                           138,866                  126,764
   Income Tax Receivable                                                  27,609                   76,179
   Other current assets                                                   60,567                   74,600
                                                                     -----------              -----------
Total current assets                                                   2,036,809                1,170,566

Equipment and leasehold improvements,
   at cost, net of accumulated depreciation                               97,329                   89,519
Patents, net of accumulated amortization                                       1                        1
Goodwill, net of accumulated amortization                              1,118,027                1,202,374
Other assets                                                              20,779                   20,414
                                                                     -----------              -----------
Total Assets                                                         $ 3,272,945              $ 2,482,874
                                                                     ===========              ===========
      Liabilities and Stockholders' Equity

Current Liabilities:
   Accounts payable & accrued expenses                               $   704,537              $   544,822
   Billings in excess of costs and estimated
      earnings on uncompleted contracts                                  748,488                  143,529
                                                                     -----------              -----------

Total Current Liabilities                                              1,453,025                  688,351

Accrued Expenses                                                          94,172                  113,206
Loans from Shareholders [Note 4]                                         272,820                  266,964
Other Loans                                                               19,574                        0
                                                                     -----------              -----------
                                                                       1,839,591                1,068,521
                                                                     -----------              -----------

Stockholders' Equity:
   Authorized Share Capital
    21,800,000 common shares par value $0.10 per share
    8,200,000 exchangeable common shares par value
      $0.10 per share

   Issued Share Capital
    1,800,000 common shares                                                    -                        -
    8,200,000 exchangeable shares                                      2,299,096                2,299,096
   Additional paid-in capital [Note 4]                                 1,448,038                1,448,038
                                                                     -----------              -----------
                                                                       3,747,134                3,747,134
Current translation of adjustments                                        (2,982)                 (20,936)
Accumulated deficit                                                   (2,310,798)              (2,311,845)
                                                                     -----------              -----------
Total Stockholders' Equity                                             1,433,354                1,414,353
                                                                     -----------              -----------
Total Liabilities and Stockholders' Equity                           $ 3,272,945              $ 2,482,874
                                                                     ===========              ===========

                         TURBOSONIC TECHNOLOGIES, INC.
                         AND SUBSIDIARIES
                         Consolidated Statement of Cash Flows
                         For the six months ended December 31, 1999 and 1998 US dollars (Unaudited)

                                                                 December 31, 1999        December 31, 1998
                                                                 -----------------        -----------------
Cash flows from operating activities
   Net Income                                                            $   1,047                $  48,254
Add (deduct) changes to operations not requiring
   a current cash payment:
   Depreciation and amortization                                            95,954                   97,179
                                                                         ---------                ---------
                                                                            97,001                  145,433
                                                                         ---------                ---------

Changes in non-cash working capital balances
   Related to operations:
     Decrease (increase) in accounts receivable                           (471,255)                  54,816
     (Increase) decrease in income tax recoverable                          48,570                    1,245
     Decrease (increase) in inventories                                    (12,102)                  13,687
     Decrease (increase) in deferred contract costs
       and unbilled revenue                                               (376,494)                (138,666)
     Decrease (increase) in other current assets                            14,032                   19,169
     Decrease (increase) in other assets                                      (364)                       0
     Decrease (increase) in accounts payable and
       accrued charges                                                     140,681                  (34,089)
     Increase (decrease) in unearned revenue and
       contract advances                                                   604,959                  (13,798)
                                                                           (51,973)                 (97,636)
                                                                         ---------                ---------
     Net cash provided by (applied to) operating activities                 45,028                   47,797
                                                                         ---------                ---------

Cash flows from investing activities:
       Purchase of fixed assets                                            (19,417)                 (11,650)
                                                                         ---------                ---------

     Net cash (applied to) provided by investing activities                (19,417)                 (11,650)
                                                                         ---------                ---------

Cash flows from financing activities:
     Shareholder loans                                                       5,286                  130,783
     Other loans                                                            19,574                        0
                                                                         ---------                ---------

     Net cash provided (used) by financing activities                       25,430                  130,783
                                                                         ---------                ---------

Effect of exchange rate change on cash                                      17,954                     (904)
                                                                         ---------                ---------

Net cash (applied) provided during year                                     68,995                  166,026
Cash - beginning of period                                                 310,944                   69,277
                                                                         ---------                ---------

Cash - end of period                                                       379,939                  235,303
                                                                         =========                =========

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 1999
(Unaudited)

Note 1.

TurboSonic Technologies, Inc., formerly known as Sonic Environmental Systems, Inc., and its subsidiaries (collectively the "Company"), directly and through subsidiaries, designs and markets integrated pollution control and industrial, gas cooling/conditioning systems including liquid atomization technology and dust suppression systems to ameliorate or abate industrial environmental problems, Sonic Environmental Systems, Inc. (Sonic) was consolidated with Turbotak Technologies, Inc. (Turbotak) on August 27, 1997 (the "Consolidation") pursuant to a Plan of Reorganization that was approved by the Federal Bankruptcy Court on July 3, 1997 (see Note 3).

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

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended December 31, 1999 are not necessarily indicative of the results that may be expected for the year ending June 30, 2000. These consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1999.

Note. 2    Costs and Estimated Earnings on Uncompleted Contracts

                                                        December 31, 1999     June 30, 1999
                                                        -----------------     -------------
Costs incurred on uncompleted contracts                      $  2,215,074       $  1,339,702
Estimated earnings                                              1,023,349            518,467
                                                             ------------       ------------
                                                                3,238,423          1,858,169
Less:   billings to date                                        3,504,142          1,895,423
                                                             ------------       ------------
                                                                 (265,719)           (37,254)
                                                             ============       ============
Included in accompanying balance sheets
under the following captions:

Costs and estimated earnings in excess of
billings on uncompleted contracts                                 482,769            106,275
Billings in excess of costs and estimated
earnings on uncompleted contracts                                (748,488)          (143,529)
                                                             ------------       ------------
                                                                 (265,719)           (37,254)
                                                             ============       ============


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

Note 4.    Loans from Shareholders

An officer and director of the Company, together with another shareholder of the Company, lent an aggregate of Canadian $200,000 (representing $129,400 at the exchange rate of $0.647 at such date) to the Company on October 21, 1998. Another officer and director and another shareholder each lent Canadian $100,000 (representing $65,490 and $66,620 at the exchange rate of $0.6549 and $0.6662 at the date of their respective loans) to the Company on January 4, 1999 and April 9, 1999, respectively. All of these loans are repayable two years from the date of the loan, bear interest at 10% per annum and are collateralized by a lien upon and security interest in substantially all of the Company's assets. As an inducement to advance these sums to the Company, the lenders were granted detachable warrants to purchase an aggregate of 400,000 common shares of the Company at an initial exercise price of $0.50 through October 31, 2000, increasing to $0.75 thereafter through October 31, 2002 and to $1.00 thereafter through October 31, 2003, respectively. The warrants, whose initial exercise price was greater than the market price of the Company's common shares on the date such warrants were granted, expire on the earlier of October 31, 2003 or 30 days after the Company's shares have closed at a price per share above $1.50 for 10 consecutive trading days on the NASDAQ over-the-counter Bulletin Board. In accordance with APB 14, a portion of the proceeds of the debt securities issued with detachable stock purchase warrants, which is allocated as the fair-value of the warrants, has been accounted for as paid-in capital. The related discount on the debt securities will be amortized over the remaining period to maturity.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Three Months ended December 31, 1999
Compared with Three Months ended December 31, 1998

Nozzle systems revenue increased by $393,448 (75.7%) to $913,443 for the three month period ended December 31, 1999 from $519,995 for the same period in 1998. Increased volume in evaporative cooling system opportunities, including cooling towers, has contributed to the increased revenue volume reported.

Scrubber system revenue increased by $212,320 (42.8%) to $708,746 for the three month period ended December 31, 1999 from $496,426 for the same period one year earlier. An increase in the number of scrubber/WESP projects being processed has led to the increased revenue volume recorded for the period.

Overall, the revenue achieved for the three month period ended December 31, 1999 is the highest on record for any three month period in the Company's history.

Nozzle systems gross profit increased by $42,765 (19.7%) to $259,896 for the three month period ended December 31, 1999 from $217,131 for the same period in 1998. As a percentage of nozzle system revenue, the nozzle systems gross profit was 28.4%, down from the 41.8% achieved in 1998. The increased gross profit is largely the result of the increased revenue volume. The decreased percent to revenue is the result of 1) lower than average gross margin on one large nozzle system in the current year due to the Company's strategic decision to seek entry into a particular industrial market and to confirm the capability of its technology, and 2) favorable variances on a number of projects completed in 1998 that are not duplicated in the current year.

Gross profit for scrubber systems increased $11,850 (6.4%) to $195,695 for the three month period ended December 31, 1999 from $183,845 for the corresponding period in 1998. As a percent of scrubber system revenue, the scrubber system gross profit was 27.6%, down from 37.0% recorded in the same period in 1998. The increased gross profit is largely the result of the increased revenue volume. The decreased percent to revenue is the result of 1) lower than average gross margin on one large scrubber system in the current year due to the Company's strategic decision to introduce its Wet Electrostatic Precipitator (WESP)/ scrubber combination product into a new industrial market and to demonstrate its technical expertise, and 2) favorable variances recorded on a number of projects completed in 1998 that have not been duplicated in the current year.

Selling, general and administrative expenses increased $27,753 to $326,153 for the three month period ended December 31, 1999 from $298,400 for the same period in 1998. As a percentage of total revenue, selling, general and administrative expenses were 20.1% for the quarter ended December 31, 1999 and 29.4% for the same period in 1998. This decrease in percent to revenue is the result of the increased volume of revenue for the current period.

Amortization of goodwill, which was created as the result of the merger with Sonic Environmental Systems, Inc., amounted to $47,695 in the current quarter.

Six Months ended December 31, 1999
Compared to Six Months ended December 31, 1998

Nozzle systems revenue increased by $405,110 (34.0%) to $1,595,019 for the six month period ended December 31, 1999 compared to $1,189,909 for the same period in 1998. Increased volume of evaporative cooling system opportunities, including cooling towers, has contributed to the increased revenue recorded in the current period.

Scrubber system revenue increased by $243,743 (30.1%) to $1,054,134 for the six months ended December 31, 1999 from $810,391 for the six months ended December 31, 1998. An increase in the number of scrubber/WESP projects in progress accounts for the greater revenue volume recorded in the current quarter.

Overall, the revenue achieved for the six month period ended December 31, 1999 is the highest on record for any six month period in the Company's history.

Nozzle systems gross profit decreased by $1,981 (0.4%) to $463,347 for the six month period ended December 31, 1999 from $465,328 for the same period in 1998. As a percentage of nozzle system revenue, the nozzle systems gross profit was 29.0%, down from the 39.1% achieved in 1998. The decreased gross margin and percent to revenue are the result of 1) lower than average gross margin on the large nozzle system in the current year due to the Company's strategic decision to seek entry into a particular industrial market and to confirm the capability of its technology, and 2) favorable variances on a number of projects completed in 1998 that are not duplicated in the current year.

Gross profit for the scrubber systems increased $29,860 (10.5%) to $313,668 for the six month period ended December 31, 1999 from $283,808 for the corresponding period in 1998. As a percent of scrubber system revenue, the scrubber system gross profit was 29.8% down from 35.0% recorded in the same period in 1998. The increased gross profit is largely the result of the increased revenue volume. The decreased percent to revenue is the result of the increased revenue volume. The decreased percent to revenue is the result of favorable variances recorded on a number of projects completed in 1998 that have not been duplicated in the current year.

Selling, general and administrative expenses increased $69,520 to $663,666 for the six month period ended December 31, 1999 compared to $594,146 for the same period in 1998. As a percent of total revenue, selling, general and administrative expenses were 25.1% compared with 29.7% for the same period in 1998.

Amortization of goodwill, which was created as the result of the merger with Sonic Environmental Systems, Inc., amounted to $95,954 in the six months ended December 31, 1999.


Liquidity and Capital Resources

The Company had a positive cash flow from operating activities of $45,028 for the six month period ended December 31, 1999 as compared to positive cash flow of $47,797 for the same period in 1998, a decrease in cash flow of $2,769.

At December 31, 1999, the Company had working capital of $583,784, as compared to working capital as at June 30, 1999 of $482,214, an increase of $101,570. The company's current ratio (current assets divided by current liabilities) was 1.40 and 1.70 as at December 31, 1999 and June 30, 1999, respectively.

The Company's contracts typically provide for progress payments based upon the achievement of performance milestones or the passage of time. The Company's contracts often provide for the Company's customers to retain a portion of the contract price until the achievement of performance guarantees has been demonstrated. The Company attempts to have its progress billings exceed its costs and estimated earnings on uncompleted contracts; however, it is possible, at any point in time, that costs and estimated earnings can exceed progress billings on uncompleted contracts, which would negatively impact cash flow and working capital. At December 31, 1999 and June 30, 1999, "Unearned revenue and contract advances" exceeded "Deferred costs and unbilled revenue" by $265,719 and $37,254 respectively, thereby negatively effecting working capital.

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

The Company's backlog as at December 31, 1999 was approximately $1,476,000, all of which the Company believes will be shipped prior to the end of the current fiscal year. The Company believes that the projected cash generated from operations and the proceeds from the above mentioned financing will be sufficient to meet its cash needs through the end of the fiscal year ended June 30, 2000.


Quantitative and Qualitative Information About Market Risk

The Company does not engage in trading market risk sensitive instruments and does not purchase hedging instruments or "other than trading" instruments that are likely to expose the Company to market risk, whether interest rate, foreign currency exchange, commodity price or equity prices risk. The Company has purchased no options and entered into no swaps. The Company has no bank borrowing facility which could subject it to the risk of interest rate fluctuations.


Year 2000 Status
----------------

Although the Company believes that it has adequately addressed the Year 2000 issue, having experienced no failures or disruptions in either its internal operating systems or its products and systems or in those of its third party vendors or suppliers either on or after January 1, 2000, it is possible that future failures or disruptions stemming from Year 2000 issues may yet result in the Company's inability to process transactions, send invoices, accept customer orders or timely provide customers with products and services.

Part II - Other Information
---------------------------

Item 1.   None

Item 2.   None

Item 3.   None

Item 4.   None

Item 5.   None

Item 6.   (a)  Exhibits;
               27  Financial Data Schedule
          (b)  Reports on Form 8-K;
               None


                                   Signature
                                   ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated:  February 7, 2000


                                        TURBOSONIC TECHNOLOGIES, INC.


                                        by:  /s/ PATRICK FORDE
                                             -----------------------
                                        Patrick Forde, Treasurer and
                                        Principal Financial and
                                        Accounting Officer