Form 10QSB
period 2000-03-31
TURBOSONIC TECHNOLOGIES INC
filed 2000-05-05
CIK 900393

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT

OF 1934 For the quarterly period ended           March 31, 2000
                                      ------------------------------------------
                                                      or

[ ]      TRANSITION REPORT PURSUANT TO SECTION 12 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934 For the transition period from
                                                    ----------------------------

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

                                                               [X] Yes  [ ] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of Common stock, as of the latest practicable date. As of March 31, 2000 10,000,000 shares of common stock were outstanding.

                 TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES
                                   Form 10-QSB


                                      INDEX

PART I - FINANCIAL INFORMATION                                          PAGE

       ITEM 1.
       Consolidated statement of Operations
             (Unaudited) for the Three Months and the Nine Months
             Ended March 31, 2000 and March 31, 1999                      3

       Consolidated Balance Sheets
             At March 31, 2000 (Unaudited) and June 30, 1999 (Audited)    4

       Consolidated Statements of Cash Flow
             (Unaudited) for the Nine Months Ended
             March 31, 2000 and March 31, 1999                            5

       Notes to Consolidated Financial Statements
             (Unaudited)                                                  6 - 8

       ITEM 2.
       Management's Discussion and Analysis of
             Financial Conditions and Results of Operations               8 - 10



PART II - OTHER INFORMATION

       Item 1.    Legal Proceedings                                      11

       Item 2.    Changes in Securities                                  11

       Item 3.    Defaults Upon Senior Securities                        11

       Item 4.    Submission of Matters to a
                  Vote of Security Holders                               11

       Item 5.    Other Information                                      11

       Item 6.    Exhibits and Reports on Form 8-K                       11

                  Signature                                              11

                          TURBOSONIC TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                      Consolidated Statement of Operations
                             US dollars (Unaudited)


                                               For the Three          For the Three          For the Nine         For the Nine
                                               Months Ended           Months Ended           Months Ended         Months Ended
                                                 March 31,              March 31,             March 31,            March 31,
                                               -------------          -------------          ------------         ------------
                                                   2000                   1999                   2000                 1999
                                                   ----                   ----                   ----                 ----

Nozzle Systems revenue                          $   946,642           $    696,064           $   2,542,220        $  1,884,373

Scrubber Systems revenue                            970,844                347,306               2,024,419           1,179,471
                                                -----------           ------------           -------------        ------------

     Total Revenue                                1,917,486              1,043,370               4,566,639           3,063,844
                                                -----------           ------------           -------------        ------------


Cost of Nozzle Systems                              569,342                415,616               1,698,325           1,135,302

Cost of Scrubber Systems                            806,195                197,046               1,549,350             728,528
                                                -----------           ------------           -------------        ------------

     Total Cost of goods sold                     1,375,537                612,662               3,247,675           1,863,830
                                                -----------           ------------           -------------        ------------

     Gross Profit                                   541,949                430,708               1,318,964           1,200,014

Selling, general and administrative
expenses                                            409,179                374,000               1,072,845             988,365

Depreciation and amortization                        47,895                 48,973                 143,849             146,152
                                                -----------           ------------           -------------        ------------

     Total Expenses                                 457,074                422,973               1,216,694           1,134,517
                                                -----------           ------------           -------------        ------------

Income from Operations                               84,875                  7,735                 102,270              65,497

Interest (Expense)                                   (9,679)                (4,528)                (26,027)            (14,034)
                                                -----------           ------------           -------------        ------------

Net Income before taxes                              75,196                  3,207                  76,243              51,463
                                                -----------           ------------           -------------        ------------
Tax Provision                                             0                      0                       0                   0
                                                -----------           ------------           -------------        ------------
Net Income                                      $    75,196           $      3,207           $      76,243        $     51,463
                                                ===========           ============           =============        ============

Weighted average number of shares
outstanding                                      10,000,000             10,000,000              10,000,000          10,000,000

Incremental shares using
treasury method                                  10,500,000             10,500,000              10,500,000          10,500,000

Basic EPS                                             0.008                  0.000                   0.008               0.005

Diluted EPS                                           0.007                  0.000                   0.007               0.005

                          TURBOSONIC TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheet
                                  (US dollars)


                                                                        March 31, 2000                 June 30, 1999
                                                                        --------------                ---------------
                                                                         (Unaudited)                      (Audited)
          Assets                                                        --------------                 --------------

Current Assets:

   Cash                                                               $       456,892               $       310,944
   Contracts and accounts receivable, net of allowance
      for doubtful accounts of $66,764                                        714,178                       475,804
   Deferred contract costs and unbilled revenue                               688,419                       106,275
   Inventories                                                                120,559                       126,764
   Income Tax Receivable                                                       27,510                        76,179
   Other current assets
                                                                               59,594                        74,599
                                                                      ---------------                --------------
Total current assets                                                        2,067,152                     1,170,565

Equipment and leasehold improvements,
   at cost, net of accumulated depreciation                                    88,382                        89,519
Patents, less accumulated amortization                                              1                             1
Goodwill, net of accumulated amortization                                   1,080,387                     1,202,374
Other assets                                                                   20,778                        20,415
                                                                      ---------------               ---------------

Total Assets                                                          $     3,256,700               $     2,482,874
                                                                      ===============               ===============
     Liabilities and Stockholders' Equity

Current Liabilities:
   Accounts payable & accrued expenses                                $       743,760               $       544,822
   Billings in excess of costs and estimated
      earnings on uncompleted contracts                                       643,200                       143,529
                                                                      ---------------               ---------------

Total Current Liabilities                                                   1,386,960                       688,351

Accrued Expenses                                                               84,656                       113,206
Loans from Shareholders [Note 4]                                              272,773                       266,964
Other Loans                                                                    18,528                             0
                                                                      ---------------                --------------
                                                                            1,762,917                     1,068,521
                                                                      ---------------                --------------

Stockholders' Equity:
   Authorized Share Capital

    21,800,000 common shares par value $0.10 per share
    8,200,000 exchangeable common shares par value
                   $0.10 per share

   Issued Share Capital

    1,800,000 common shares                                                         -                             -
    8,200,000 exchangeable shares
                                                                            2,299,096                     2,299,096
   Additional paid - in capital [Note 4]                                    1,448,038                     1,448,038
                                                                      ---------------                --------------
                                                                            3,747,134                     3,747,134
Currency translation adjustments                                              (17,751)                      (20,936)
Accumulated deficit                                                        (2,235,600)                   (2,311,845)
                                                                      ---------------                --------------

Total stockholders' equity                                                  1,493,783                     1,414,353
                                                                      ---------------                --------------

Total Liabilities and Stockholders' Equity                            $     3,256,700                $    2,482,874
                                                                      ===============                ==============

                          TURBOSONIC TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows
           For the nine months ended March 31, 2000 and March 31, 1999
                            (US dollars) (Unaudited)



                                                                                March 31, 2000                 March 31, 1999
                                                                                --------------                 --------------

Cash flows from operating activities
   Net Income                                                                $         76,243                 $        51,463
Add (deduct) changes to operations not requiring a current cash payment:
   Depreciation and amortization                                                      149,658                         146,152
                                                                             ----------------                 ---------------
                                                                                      225,901                         197,615
                                                                             ----------------                 ---------------

Changes in non-cash working capital balances Related to operations:
    (Increase) in accounts receivable                                                (238,374)                       (311,229)
     Decrease in income tax recoverable                                                48,669                             245
     Decrease in inventories                                                            6,205                          10,451
    (Increase) in deferred contract costs
       and unbilled revenue                                                          (582,144)                        (60,935)
     Decrease in other current assets                                                  15,005                          17,210
    (Increase) in other assets                                                           (364)                              0
     Increase in accounts payable and
       accrued charges                                                                170,388                         (23,788)
     Increase in unearned revenue and
       contract advances                                                              499,671                          13,418
                                                                             ----------------

                                                                                      (80,944)                       (354,628)
                                                                             ----------------                 ---------------
     Net cash provided by (applied to) operating activities                           144,957                        (157,013)
                                                                             ----------------                 ---------------

Cash flows from investing activities:
     Purchase of fixed assets                                                          (6,427)                        (11,650)
                                                                             ----------------                 ---------------

     Net cash (applied to) investing activities                                        (6,427)                        (11,650)
                                                                             ----------------                 ---------------
Cash flows from financing activities:
     Shareholders loans                                                                     0                         198,847
                                                                             ----------------                 ---------------
     Net cash provided by financing activities                                              0                         198,847
                                                                             ----------------                 ---------------
Effect of exchange rate change on cash                                                  7,418                           3,843
                                                                             ----------------
Net cash provided during year                                                         145,948                          34,027
Cash - beginning of period                                                            310,944                          69,277
                                                                             ----------------                 ---------------
Cash - end of period                                                                  456,892                         103,304
                                                                             ================                 ===============

                 TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 March 31, 2000

                                  (Unaudited)

Note 1.

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

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulations S-X. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending June 30, 2000. These consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1999.

Note 2.  Costs and Estimated Earnings on Uncompleted Contracts

                                                                              March 31, 2000              June 30, 1999
                                                                              --------------              -------------

Costs incurred on uncompleted contracts                                        $   2,962,144               $  1,339,702

Estimated earnings                                                                 1,155,314                    518,467
                                                                               -------------               ------------
                                                                                   4,117,458                  1,858,169

Less:   billings to date                                                           4,072,239                  1,895,423
                                                                               -------------               ------------
                                                                                      45,219                    (37,254)
                                                                               =============               ============
Included in accompanying balance sheets under the following captions:

Costs and estimated earnings in excess of
billings on uncompleted contracts                                                    688,419                    106,275
Billings in excess of costs and estimated
earnings on uncompleted contracts
                                                                                    (643,200)                  (143,529)
                                                                               -------------               ------------
                                                                                      45,219                    (37,254)
                                                                               =============               ============

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Three Months ended March 31, 2000
Compared with Three Months ended March 31, 1999

Nozzle systems revenue increased by $250,578 (36.0%) to $946,642 for the three month period ended March 31, 2000 from $696,064 for the same period in 1999. Increased volume in evaporative cooling system opportunities, including cooling towers, has contributed to the increased revenue reported.

Scrubber system revenue increased by $623,538 (179.5%) to $970,844 for the three month period ended March 31, 2000 from $347,306 for the same period one year earlier. An increase in the number of scrubber/WESP projects being processed has led to the increased revenue recorded for the period.

Cost of nozzle systems increased by $153,726 (37.0%) to $569,342 for the three months ended March 31, 2000 from $415,616 for the same period in 1999. As a percentage of nozzle systems revenue, the cost of nozzle systems was 60.1% for the three month period ended March 31, 2000 and 59.7% for the same period in 1999. The increased nozzle system costs is the result of the increased sales volume discussed above.

Cost of scrubber systems increased by $609,149 (309.1%) to $806,195 for the three month period ended March 31, 2000 from $197,046 for the same period one year earlier. As a percentage of scrubber systems revenue, the cost of scrubber systems was 83.0% versus 56.7% for the same period in 1999. The increased scrubber system costs is the result of the increased sales volume discussed above. The increased percent to sales is the result of favourable variances in 1999 on a number of completed scrubber projects, not duplicated in 2000, together with lower margins on the larger projects in progress in the current fiscal period.

Selling, general and administrative expenses increased $35,179 (9.4%) to $409,179 for the three month period ended March 31, 2000 from $374,000 for the same period in 1998. As a percentage of total revenue, selling, general and administrative expenses were 21.3% for the quarter ended March 31, 2000 and 35.9% for the same period in 1999. This decrease in percent to revenue is the result of the increased volume of revenue for the current period.

Amortization of goodwill, which was created as the result of the merger with Sonic Environmental Systems, Inc., amounted to $39,099 in the current quarter.

Nine Months ended March 31, 2000
Compared to Nine Months ended March 31, 1999

Nozzle systems revenue increased by $657,847 (34.9%) to $2,542,220 for the nine month period ended March 31, 2000 compared to $1,884,373 for the same period in 1999. Increased evaporative cooling system opportunities, including cooling towers, has contributed to the increased revenue recorded in the current period.

Scrubber system revenue increased by $844,948 (71.6%) to $2,024,419 for the nine months ended March 31, 2000 from $1,179,471 for the nine months ended March 31, 1999. An increase in the number of scrubber/WESP projects in progress accounts for the greater revenue volume recorded in the current quarter.

Cost of nozzle systems increased by $563,023 (49.6%) to $1,698,325 for the nine month period ended March 31, 2000 compared to $1,135,302 for the same period in 1999. As a percentage of nozzle system revenue, the cost of nozzle systems was 66.8% for the nine months ended March 31, 2000 and 60.3% for 1999. The increased nozzle system cost is the result of the increased revenue volume discussed above. The increased percent to revenue is the result of a combination of lower than average margin on one of the large nozzle systems and favourable variances on a number of projects completed in 1999 and not duplicated in 2000.

Cost of scrubber systems increased by $820,822 (112.7%) to $1,549,350 for the nine month period ended March 31, 2000 from $728,528 in 1999. As a percentage of scrubber systems revenue, the cost of scrubber systems was 76.5% for the current period versus 61.8% in 1999. The increased scrubber system cost is the result of the increased revenue volume discussed above. The increased percent to revenue for the 1999 period is the result of favourable variances on a number of projects completed in 1998 and not repeated in 1999, in addition to lower margins on the large projects currently in progress.

Selling, general and administrative expenses increased $84,480 (8.6%) to $1,072,845 for the nine month period ended March 31, 2000 compared to $988,365 for the same period in 1999. As a percent of total revenue, selling, general and administrative expenses were 23.5% compared with 32.3% for the same period in 1999.

Amortization of goodwill, which was created as the result of the merger with Sonic Environmental Systems, Inc., amounted to $117,443 in the nine months ended March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a positive cash flow from operating activities of $144,957 for the nine month period ended March 31, 2000 as compared to negative cash flow of $157,013 for the same period in 1999, an increase in cash flow of $296,161.

At March 31, 2000, the Company had working capital of $680,192, as compared to working capital as at June 30, 1999 of $482,214, an increase of $198,068. The company's current ratio (current assets divided by current liabilities) was 1.49 and 1.70 as at March 31, 2000 and June 30, 1999, respectively.

The Company's contracts typically provide for progress payments based upon the achievement of performance milestones or the passage of time. The Company's contracts often provide for the Company's customers to retain a portion of the contract price until the achievement of performance guarantees has been demonstrated. The Company attempts to have its progress billings exceed its costs and estimated earnings on uncompleted contracts; however, it is possible, at any point in time, that costs and estimated earnings can exceed progress billings on uncompleted contracts, which would negatively impact cash flow and working capital. At June 30, 1999, "Unearned revenue and contract advances" exceeded "Deferred costs and unbilled revenue" by $37,254, thereby negatively affecting working capital. At March 31, 2000, "Deferred costs and unbilled revenue" exceeded "Unearned revenue and contract advances" by $45,219, thereby positively affecting working capital.

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

The Company's backlog as at March 31, 2000 was approximately $1,967,000, of which the Company believes $1,250,000 will be shipped prior to the end of the current fiscal year. The Company believes that the projected cash generated from operations and the proceeds from the above mentioned financing will be sufficient to meet its cash needs through the end of the fiscal year ended June 30, 2000.

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

Dated:  May 3, 2000


                            TURBOSONIC TECHNOLOGIES, INC.



                            By: /s/ PATRICK J. FORDE
                                -----------------------------
                                Patrick J. Forde, President,
                                Secretary and Treasurer