Form 10KSB
period 2000-06-30
TURBOSONIC TECHNOLOGIES INC
filed 2000-09-28
CIK 900393

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------

                                   FORM 10-KSB

(MARK ONE)
[X] ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2000

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934


                         Commission file number 0-21832

                          TURBOSONIC TECHNOLOGIES, INC.
                 (Name of Small Business Issuer in its Charter)

             DELAWARE                           13-1949528
    (State or other jurisdiction of             (I.R.S. Employer
    incorporation or organization)              Identification No.)

         550 PARKSIDE DRIVE,
        SUITE A-14, WATERLOO,
           ONTARIO, CANADA                         N2L 5V4
   (Address of principal executive offices)      (Zip Code)

                                 (519) 885-5513
                (Issuer's telephone number, including area code)

       Securities registered pursuant to Section 12(b)of the Exchange Act:

                TITLE OF EACH CLASS           Name of Each Exchange
                                              on Which Registered

       Securities registered pursuant to Section 12(g) of the Exchange Act:

                                  COMMON STOCK
                                (Title of Class)

     Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [ ]

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B as contained in this form, and will not be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Issuer's revenues for its most recent fiscal year: $6,181,562

     Aggregate market value of the Issuer's common stock held by non-affiliates of the Issuer as of September 19, 2000: $5,860,500

                   ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                         DURING THE PRECEDING FIVE YEARS

     Check whether the Issuer has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

     The number of shares outstanding of the Issuer's common stock is 10,000,000

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]
                      DOCUMENTS INCORPORATED BY REFERENCE

Item 1.    Description of Business

     (a) General Development of Business

     TurboSonic Technologies, Inc., formerly known as Sonic Environmental Systems, Inc. (the "Company"), directly and through subsidiaries, designs and markets integrated pollution control and industrial gas cooling/conditioning systems including liquid atomization technology and dust suppression systems to ameliorate or abate industrial environmental problems

     The Company was incorporated in the State of Delaware in April 1961. The executive offices of the Company are located at 550 Parkside Drive, Suite A-14, Waterloo, Ontario, Canada N2L 5V4; its telephone number is (519) 885-5513.

     Unless the context indicates to the contrary, references to the Company herein include both the Company and its majority and wholly-owned subsidiaries.

     (b) Financial Information About Industry Segments

     Reference is made to Note 17 of the Notes to the Consolidated Financial Statements, which information is incorporated herein by reference.

     (c) Narrative Description of Business

INTRODUCTION

     The Company's proprietary technology is designed to control a wide variety of air pollution control problems for industries including pulp and paper, wood products, mining, non-ferrous metallurgical, iron and steel, chemical, food and beverage, waste processing, hazardous and municipal solid waste (MSW) incineration, power generation, automotive, and cement. The Company believes its products, which are designed to meet the strictest emission regulations for gaseous and particulate emissions, afford economic and technical advantages over conventional air pollution equipment.

     Certain of the Company's products and systems employ proprietary nozzles to atomize liquids passing through the nozzles, resulting in the liquid being converted into fine droplets. Controlling the liquid and gas pressures applied to the nozzle can modulate droplet sizes and liquid flow rates. The Company has sold the atomizing nozzles for many years.

     The following table reflects the approximate percentages of the Company's revenue derived from its principal customer categories during the fiscal years indicated:

                                                         Year Ended
                                                         ----------
                                                          June 30,
                                                          --------
                                                     2000           1999
                                                     ----           ----
Hazardous waste incineration  --------------------     3%             3%
Solid waste incineration  ------------------------     5              5
Chemical and mining processing  ------------------    53             43
Metallurgical processing  ------------------------    13             10
Dust suppression  --------------------------------     1              6
Pulp and paper  ----------------------------------    21             21
Other  -------------------------------------------     4             12
                                                     ----          ----
                                                     100%           100%
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

     The following table reflects the approximate percentages of the Company's revenue derived from its principal products and systems during the fiscal years indicated below:

                                                                     Year Ended
                                                                     ----------
                                                                       June 30,
                                                                       --------

                                                                   2000      1999
                                                                   ----      ----
Evaporative gas cooling and conditioning systems ---------          35%       39%
Wet Electrostatic Precipitation Systems (WESP) -----------          25         -
Wet scrubber systems  ------------------------------------          22        35
SO2 recovery system --------------------------------------           -         3
Dust control and suppression systems  --------------------           1         8
Other nozzle systems  ------------------------------------          17        15
                                                                   ----      ----
                                                                   100%      100%
                                                                   ====      ====


     TurboSonic's products are operating in many industries including pulp and paper, wood products, mining, non-ferrous metallurgical, iron and steel, chemical, food and beverage, waste processing, hazardous and municipal solid waste (MSW) incineration, power generation, automotive, and cement.

The principal products and systems offered by the Company are described below:

     SONICOOL(R) EVAPORATIVE GAS COOLING AND CONDITIONING SYSTEMS

     Through the use of the Company's atomizing nozzles, SoniCool(R) Evaporative Gas Cooling and Conditioning Systems accurately control temperature and humidity of high-temperature gas streams, such as those emanating from cement kilns and steel or non-ferrous Electric Arc Furnaces (EAF) or Basic Oxygen Furnaces (BOF). The result is gas temperatures that do not damage equipment and ductwork, smaller gas volumes, and improved efficiency of downstream air pollution control equipment.

     The Company is an internationally known leader in gas cooling and conditioning with over 450 installations throughout the world.

     SONICKLEEN(TM) WET ELECTROSTATIC PRECIPITATION SYSTEMS (WESP)

     The SonicKleen(TM) WESP removes sub-micron particulate, heavy metals, dioxins and furans, mists, and fumes from process gas streams. Removal efficiencies can be achieved at much lower operating costs than with scrubbers. While there are many variations of electrostatic precipitators on the market, the SonicKleen(TM) design is recognized as a proven approach that meets and exceeds government removal targets while keeping costs and maintenance to a minimum.

     Currently, the U.S. EPA is tightening emission standards thereby forcing industry to adopt technologies, such as WESPs, in order to meet emissions targets that more traditional technologies, such as scrubbers, will not be able to meet effectively. The Company's WESP is capable of achieving these higher standards and efficiently capturing sub-micron particulates with much lower operating costs.

     Ten SonicKleen(TM) WESP systems have been sold for use in incinerators, a ceramic refractory, a hospital medical waste facility, and a large pulp and paper manufacturing facility. The Company's WESP technology can be used in the forest products, waste incineration, metal and chemical processing, food & beverage, and power generation industries.

     TURBOSOX SO2 RECOVERY SYSTEMS

     Developed in conjunction with The Dow Chemical Company, the TurboSOx SO2 Recovery System is a new process that recovers pure Sulfur Dioxide (SO2) (a major contributor to "acid rain") as a usable by-product, thereby providing a return on investment from its reuse or sale. The patented process uses the TurboSOx Amine, a proprietary solvent developed and exclusively supplied to the Company by The Dow Chemical Company. TurboSOx provides a 25% saving over the capital costs of traditional mineral-based Flue Gas Desulfurization (FGD) systems. SO2 removal efficiencies of greater than 99% have been achieved thereby meeting regulatory requirements.

     Any company with a gaseous source of SO2 is a potential customer for the TurboSOx technology. The Company is currently working with several companies who have expressed an interest in the TurboSox SO2 Recovery System, although no sales of such systems have been made as of September 1, 2000.

     SONICBURN WASTE FUEL COMBUSTION

     SonicBURN systems are used to introduce any fuel into combustion chambers for better combustion, resulting in higher production efficiencies. Using Turbotak Atomizing Nozzles made from stainless hardened steels, ceramic, or other durable materials and a process developed by the Company, SonicBURN atomizes viscous, dirty, or multiple fuels into fine droplets. The durability of the nozzles allows longer production runs, less maintenance, and reduced costs compared to other designs.

     TURBOTAK WET AND TURBOSORB SEMI-DRY SCRUBBERS

     The Turbotak Wet Scrubber treats industrial process gas streams, removing sub-micron and larger particulate, acid gases, odors, fumes and vapors. By employing the Company's proprietary atomizing nozzles, the scrubber is able to remove more contaminants in a smaller vessel, resulting in lower capital, maintenance and operating costs.

     The TurboSorb Semi-Dry Scrubber treats industrial process gas streams, removing acid gases such as SO2, SO3, HCI, HF, and ammonia compounds. By spraying alkalis such as calcium, potassium and sodium-based slurries or solutions, the TurboSorb can achieve higher removal efficiencies of SO2 and HCI than traditional "dry" scrubbers. Unlike "wet" systems, with the TurboSorb semi-dry scrubber all water is evaporated so there is no liquid waste stream generated.

     The Company has installed over 150 of its scrubbers to solve a wide variety of air pollution control problems. Its equipment, designed to meet the most stringent regulations limiting gaseous and particulate emissions, has also been retrofitted into competing technologies to improve their performance.

     SONICHEM NCG CHEMICAL OXIDIZERS

     The Company's SoniChem Chemical Oxidizer system for Non-Condensable Gas
(NCG) treatment chemically destroys odorous compounds including sulfides and mercaptan emissions from pulping operations. A new alternative to traditional thermal oxidation, SoniChem requires less than 50% of the capital and operating costs of thermal oxidation, requires no fuel, has no internal packing to maintain, operates only when needed and requires no additional treatment equipment.

     The Company has supplied equipment for NCG gas treatment associated with the traditional method of thermal oxidation. One of the SoniChem installations has been in operation for over one year at a pulp mill. The successful operating data from this installation will allow the Company to market this technology to the pulp and paper industry.

     DRY FOG(R) DUST CONTROL AND SUPPRESSION SYSTEMS

     The Company is a leader in dust control with its Dry Fog(R) dust suppression systems which control virtually all types of respirable and larger airborne dust and mists. Operating costs for the Dry Fog(R) dust control and suppression systems, which use the Company's atomizing nozzles, are significantly lower than for ventilation type control systems, which consume as much as 20 times the energy. A Dry Fog(R) system can be installed for as little as 40% of the cost of a conventional bag filter type system.

     The Company is an internationally known leader in dust control with over 400 systems throughout the world. Dry Fog(R) systems are used in industries such as cement, limestone, aggregates, metallurgical, mining, and materials handling.

     AIR POLLUTION CONTROL SYSTEM UPGRADES

     Using the Company's atomizing nozzles and years of experience in the air pollution control industry, the Company is able to retrofit existing air pollution control equipment to consistently improve performance. An equipment upgrade is significantly less expensive than purchasing new equipment, with lower maintenance requirements. The Company has upgraded hundreds of air pollution control systems.

     ATOMIZING NOZZLES AND SPARE PARTS

     Used in a wide variety of industrial applications, the Company's Turbotak atomizing nozzles atomize liquids to extremely small droplets. The nozzles feature a two-phase design for superior control over droplet size and distribution. The combination of the small droplets, the distribution pattern and rugged construction provide unique results that other nozzles do not have. Designs range from small, single-orifice nozzles to large, multi-orifice nozzles. This makes them ideal for evaporative gas cooling, spray drying, wet and semi-dry scrubbing, performance enhancement of air pollution control systems, as well as combustion and incineration. The Company's SoniCore(R) nozzle design has different aspects to the droplet size, spray pattern and very low flow rates that make it a good fit for applications such as dust suppression and humidification.

     With over 1,500 nozzles sold, the patented Turbotak Atomizing nozzles are at the heart of most of the Company's air pollution control systems and are recognized by industry as excellently designed. The SoniCore(R) nozzles are installed in hundreds of plants worldwide.

     The Company also provides replacement and spare parts for both its industrial gas processing and air pollution control systems. The Company believes that in view of the extreme conditions under which industrial process and air pollution control systems operate that there is an ongoing requirement for spare parts that should create additional demand for the Company's products.

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

MARKETING AND SALES

     The Company's marketing efforts are technical in nature and currently involve its senior management and technical professionals, supported by independent sales representatives. The Company's contractual arrangements with its 18 current independent sales representatives accord each a defined territory within which to sell some or all of the Company's products and systems, provide for the payment of agreed-upon sales commissions and are terminable at will by either the Company or the representative upon relatively short prior notice. None of such representatives have authority to execute contracts on the Company's behalf. A significant portion of the Company's sales are made through the recommendation of engineering firms, which play a significant role in the specification and implementation of air pollution control solutions and in customers' selection of the vendors of air pollution control systems.

     The Company's sales representatives assist the Company in consummating sales of its products and services, serve an ongoing liaison function between the Company and its customers during the sales process and address customers' questions or concerns arising thereafter. The sales representatives are selected by the Company based upon industry reputation, prior sales performance including number of prospective leads generated and sales closure rates, and the breadth of territorial coverage, among other criteria.

     Technical inquiries received from potential customers are referred to the Company's sales and engineering personnel who jointly prepare either a budget for the customers' future planning or a final bid. The period between initial customer contact and issuance of an order varies widely, but is generally between 6 and 24 months.

     The Company seeks to obtain repeat business from its customers, although it does not depend upon any single customer to maintain its level of activity from year to year; however, one or more different customers may be expected to account for greater than 10% of the Company's net revenues in any consecutive twelve month period.

     Two customers, Emtrol LLC (for equipment ultimately sold to Eastman Kodak) and Thermal Ceramics, accounted for 11% and 15% respectively, of the Company's net revenues during the fiscal year ended June 30, 2000. During the fiscal year ended June 30, 1999, one customer, E.I.DuPont de Nemours, accounted for 12% of the Company's net revenues.

BACKLOG

     At September 28, 2000, the amount of the Company's contract backlog was approximately $6,425,000, contrasted with $1,769,000 at September 28, 1999. Backlog represents work for which the Company has entered into a signed agreement or has received an order to proceed. Completion of the Company's entire backlog is anticipated to occur prior to June 30, 2001.

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

     The Company has registered servicemarks or trademarks in the United States and certain foreign countries for several identifying names which it uses with its products and systems including SoniCool(R), SoniCore(R), SonicKleen(TM) and Dry Fog(R).

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

SUPPLIERS AND SUBCONTRACTORS

     Like other companies in the industrial processing and environmental management control industry, the Company has historically relied on third parties to manufacture and fabricate its products and to supply parts and components for its systems in accordance with the Company's specifications. In those instances in which the Company's scope of work includes installation of equipment, the Company selects and supervises subcontractors for this work. To date, the Company has not experienced difficulties either in obtaining fabricated components and other materials and parts used in any of its products and systems or in obtaining qualified subcontractors. The Company's vendor sources for various components, materials and parts used in its systems, including its atomizing nozzle, control switches and electrical and other components, include more than 100 firms. The Company does not depend on any one of the vendors to a material extent, and in any event the Company believes that alternative vendors would be available if needed. With respect to fabricators, the Company has satisfactory relationships with more than ten fabricators. Similarly, with respect to subcontractors for installation work, the Company has satisfactory relations with more than three firms. On the basis of the number of vendors, fabricators and subcontractors which it utilizes and the availability of alternative sources, the Company does not believe that the loss of its relationship with any one firm would have a material adverse effect on its business.

BONDING AND INSURANCE

     While only one of the contracts performed by the Company to date has required it to procure bid and performance bonds, such requirements are prevalent for projects partially or fully funded by federal, state or local governments. A bid bond guarantees that a bidder will execute a contract if it is awarded the job and a performance bond guarantees completion of the contract. The Company does not, at the present time, have any ability to provide bid or performance bonds. This could have an adverse effect on the Company's ability to obtain certain contracts.

     The Company currently maintains different types of insurance, including general liability and property coverage. The Company, however, does not maintain any professional or product liability insurance with respect to the engineering and products it sells to its customers. A successful claim or claims in an amount in excess of the Company's insurance coverage or for which there is no coverage could have a material adverse effect on the Company.

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

EMPLOYEES

     As of June 30, 2000, the Company employed 29 full time and 1 part time persons, of whom 2 were executive officers, 8 were engineers, 4 were in sales, 1 in production, 10 in technical support and 5 in administrative support. None of the Company's employees are represented by a labor union. The Company believes that its relationship with its employees is satisfactory.

     (d) Financial Information about Foreign and Domestic Operations and Export Sales

     U.S. and Canadian customers collectively accounted for approximately 96% and 83% of the Company's sales during the years ended June 30, 2000 and 1999, respectively. All revenue derived from export sales is transacted in U.S. dollars.

     The following table reflects the approximate percentages of the Company's revenue derived from United States, Canadian and foreign sales during the fiscal years indicated below:

                                                         Year Ended
                                                         ----------
                                                          June 30,
                                                          --------
                                                    2000             1999
                                                   ------           ------
United States  ------------------------------        83%              61%
Canada  -------------------------------------        13               22
South and Central America  ------------------         2               10
Far East  -----------------------------------         1                5
Other  --------------------------------------         1                2
                                                   ------           ------
                                                    100%             100%
                                                   ======           ======

FORWARD-LOOKING STATEMENTS

     Forward-looking statements in this Report, including without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that such forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed therein. Such risks and uncertainties include, among others, the following:

                  o DEPENDENCE ON ENVIRONMENTAL REGULATION. The market for the Company's air pollution control products and systems is directly dependent upon the existence and enforcement of laws and regulations which limit or prohibit the release of pollutants into the atmosphere and impose substantial penalties for non-compliance. Legislative proposals introduced in the current session of the U.S. Congress seek abolition or reduced enforcement of many previously enacted environmental laws and regulations and would impose substantial impediments to the adoption of any additional environmental regulatory programs. The enactment of any such proposals into law or any reduction in the stringency of environmental law enforcement from present levels could have an adverse effect on the Company's ability to sell its products and systems and may have a materially adverse effect upon its future revenues and prospects of profitability.

                  o LIMITED PROTECTION OF PATENTS AND PROPRIETARY RIGHTS. The Company relies on a combination of patents, trade and service marks, trade secrets and know-how to protect its proprietary technology and rights. There can be no assurance that the Company's patents will not be infringed upon, that the Company would have adequate remedies for any such infringement, or that its trade secrets will not otherwise become known to or independently developed by competitors. There can also be no assurance that any patents now or hereafter issued to, licensed by or applied for by the Company will be upheld, if challenged, or that the protections afforded thereby will not be circumvented by others. Litigation may be necessary to defend the company's proprietary rights, which would result in significant cost to the Company and a diversion of effort of its personnel.

                  o EXPORT SALES. Approximately 4% and 17% of the Company's revenues during the fiscal years ended June 30, 2000 and 1999, respectively, were derived from sales made outside of the United States and Canada. The Company's profitability and financial condition are materially dependent, therefore, on the success of its foreign sales efforts. Foreign sales are subject to certain inherent risks, including unexpected changes in regulatory and other legal requirements, tariffs and other trade barriers, great difficulty in collection of accounts receivable and potentially adverse tax consequences. There can be no assurance that these factors will not have any adverse impact on the Company's future foreign sales and, consequently, on the Company's operating results.

                  o BONDING REQUIREMENTS. While only one of the contracts performed by the Company to date has required it to procure bid and performance bonds, such requirements are prevalent for projects partially or fully funded by federal, state or local governments. A bid bond guarantees that a bidder will execute a contract if it is awarded the job and a performance bond will guarantee completion of the contract. The Company's inability to obtain bonding could have an adverse effect on the Company's future revenues.

                  o PERMITTING DELAYS. All of the Company's domestic projects generally require permits to be issued by one or more governmental agencies prior to the commencement of both construction and operation. Issuance of such permits are often delayed by political and other considerations. Permitting delays could case extended delay or cancellation of one or more of the Company's large projects, which would adversely impact the Company's future revenues.

                  o DEPENDENCE ON MANUFACTURERS, FABRICATORS AND SUBCONTRACTORS. The Company in most instances does not manufacture or fabricate its own products or systems, relying instead upon the services of third party manufacturers and fabricators. The Company also does not engage in the field construction of its systems but relies on field construction subcontractors operating under the supervision of the Company's own employees. The unavailability of the services of, or a substantial increase in pricing by a significant number of, these manufacturers, fabricators or subcontractors could adversely affect the Company. Given the number of manufacturers, fabricators and subcontractors which it utilizes and the availability of alternative sources, the Company does not believe that the loss of its relationship with any one firm would have a material adverse effect on its business.

                  o COMPETITION. Most of the Company's competitors are larger and have greater financial and other resources than the Company. The markets for environmental control products and systems are both characterized by substantial competition based primarily on engineering and technological expertise and quality of service. Because virtually all contracts for the Company's products and systems are obtained through competitive bidding, price is also a competitive factor and may be the most significant factor in certain instances. Although the Company believes that it competes on the basis of its technical expertise and reputation for service, there can be no assurance that the Company will maintain its competitive position in its principal markets.

                  o FIXED PRICE CONTRACTS. The Company's receipt of a fixed price contract as a consequence of being the lowest competitive bidder carries the inherent risk that the Company's actual performance costs may exceed the estimates upon which its bid for such contract was based. To the extent that contract performance costs exceed projected costs, the Company's profitability could be materially adversely affected.

                  o POTENTIAL LIABILITY. The Company may become subject to liability claims in connection with the use of its products and systems. The Company does not carry any product liability insurance nor does it carry any professional liability insurance with respect to the engineering and other professional services it renders its customers. Any future inability to obtain insurance of the type and in the amounts required could impair the Company's ability to obtain some contracts, which are, in certain instances, conditioned upon the availability of adequate insurance coverage.

ITEM 2.   DESCRIPTION OF PROPERTY

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

                  None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted for a vote to Registrant's security holders during the fourth quarter of Registrant's fiscal year ended June 30, 2000.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         (a) The Company's Common Stock is quoted on the OTC Bulletin Board under the symbol "TSTA". The following table sets forth the range of the bid quotations for the Company's Common Stock for the periods shown, as furnished by NASDAQ.

                                                Common Stock (1)
                                                ----------------
                                               High          Low
                                               ----          ---
Fiscal Year Ended June 30, 1999:
     First Quarter  -----------------------   $0.687        $0.375
     Second Quarter  ----------------------   $0.562        $0.04
     Third Quarter  -----------------------   $0.593        $0.20
     Fourth Quarter  ----------------------   $0.562        $0.25

Fiscal Year Ended June 30, 2000:
     First Quarter  -----------------------   $0.531        $0.312
     Second Quarter  ----------------------   $0.49         $0.25
     Third Quarter  -----------------------   $2.125        $0.26
     Fourth Quarter  ----------------------   $1.25         $0.531

-----------------

(1) The above quotations represent prices between dealers and do not include retail mark up, markdown or commissions. They do not necessarily represent actual transactions.

     (b) As of June 30, 2000, there were 579 holders of record and 1,600 beneficial holders of the Common Stock. This number of beneficial holders represents the number of actual holders of the Company's Common Stock, including an estimate of the beneficial owners of shares held in "nominee" or "street" name. The Company does not know the actual number of beneficial owners.

     (c) The Company does not anticipate paying any cash dividends in the foreseeable future, as it is the current policy of the Company's Board of Directors to retain any earnings to finance the Company's future operations and expand its business.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     TWELVE MONTHS ENDED JUNE 30, 2000 COMPARED WITH TWELVE MONTHS ENDED JUNE 30, 1999

Nozzle systems revenue in fiscal 2000 increased $877,068 (37%) to $3,263,513 from $2,386,445 in fiscal 1999. This increase is the result of the receipt of several large gas cooling orders during 2000 and an increased volume of spare parts orders.

Fiscal 2000 Scrubber system revenue increased $1,447,652 (98%) to $2,918,049 from $1,470,397 in fiscal 1999. With similar volumes recorded for scrubbers and upgrades in fiscal 2000 and fiscal 1999, revenues from 5 wet electrostatic precipitators (WESP) have doubled the sales volume for this business segment in fiscal 2000. These WESP sales are the Company's first since its reorganization in 1997. However, based upon the very high level of proposal requests for this product, the Company anticipates that sales of WESPs will contribute significantly to future revenues.

Costs for the Nozzle system equipment for the twelve-month period ended June 30, 2000 increased by $695,611 (50%) to $2,095,455 from $1,399,844 for the corresponding 1999 period. This increase is primarily the result of the increased sales discussed above. Expressed as a percentage of Nozzle system revenue, cost of Nozzle equipment in the current fiscal year was 64% and 59% for the same period in 1999. This increase was due to a product mix shift with the inclusion of larger jobs that included low margin components in the current fiscal year.

Fiscal 2000 costs for the Scrubber systems equipment increased $1,339,003 (140%) to $2,294,794 from $955,791 in the same period in 1999. This is primarily the result of the new WESP sales noted above. As a percentage of Scrubber system revenue, Scrubber system costs rose to 79% from 65% the previous fiscal year. This increase in the percentage of revenue is the direct result of the design and engineering costs incurred to return the Company's WESP technology to its state-of-the-art status in order to meet the ever-increasing demand of our customers for air pollution control efficiencies. The Company does not anticipate that these costs will be incurred on future WESP orders. Consequently, the cost of producing WESPs as a percentage of revenues is expected to improve in the future.

Total expenses including selling, general and administrative expenses, increased by $292,412 to $1,698,074 as contrasted with $1,405,662 for the same period in 1999. A portion of these incremental costs relate to increased marketing activities in general with specific emphasis on the WESP product line. These increased costs are also the result of additional sales and engineering personnel who were hired to meet the growing demand for the Company's products. Expressed as a percentage of total revenue, the selling, general and administrative expenses were 28% for the current twelve month period ended June 30, 2000 and 36% for the preceding fiscal period.

Interest expense increased $22,788 (155%) to $37,471 for the twelve months ended June 30, 2000 as compared to $14,683 in the 1999 fiscal period. This increase in interest expense is the result of a full year's interest expense on shareholder loans in fiscal 2000, as these loans were only outstanding for a portion of fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company had positive cash flow from operating activities of $96,813 for the twelve month period ended June 30, 2000, as compared to negative cash flow of $24,227 for the same period in fiscal 1999, an improvement in cash flow of $121,040.

On an overall basis, the Company had a positive cash flow of $96,840 for fiscal 2000 as compared to positive cash flow of $241,667 during the same period in 1999. This decrease in overall cash flow is primarily the result of shareholder financing in fiscal 1999 that was not repeated in fiscal 2000.

At June 30, 2000, the Company had positive working capital of $631,559 as compared to positive working capital of $482,215 as at June 30, 1999, an increase of $149,344. The Company's current ratio (current assets divided by current liabilities) was 1.40 and 1.70 at June 30, 2000 and June 30, 1999, respectively.

The Company's contracts typically provide for progress payments based upon the achievement of performance milestones or the passage of time. The Company's contracts often provide for the Company's customers to retain a portion of the contract price until the achievement of performance guarantees has been demonstrated. The Company attempts to have its progress billings exceed its costs and estimated earnings on uncompleted contracts; however, it is possible, at any point in time, that costs and estimated earnings can exceed progress billings on uncompleted contracts, which would negatively impact cash flow and working capital. At June 30, 2000 and June 30, 1999, "Unearned revenue and contract advances" exceeded "Deferred cost and unbilled revenue" by $150,335 and $37,254, respectively, thereby negatively affecting working capital.

As a consequence of a working capital deficiency incurred in fiscal 1998, Donald
R. Spink, Sr. and Patrick J. Forde, directors and officers of the Company, together with two shareholders of the Company, lent an aggregate of Canadian $400,000 (representing $261,510 at the exchange rate at the date of each loan) to the Company in fiscal 1999.

The Company's backlog as at September 28, 2000 was approximately $6,400,000, all of which should be shipped during the 2001 fiscal year. The significant increase in the backlog as compared to last year's backlog was due to the receipt in September 2000 of a large order for a WESP. The Company believes that projected cash generated from operations and the proceeds from the shareholder loans, mentioned above, will be sufficient to meet its cash needs through the end of the fiscal year ended June 30, 2001.

QUANTITATIVE AND QUALITATIVE INFORMATION ABOUT MARKET RISK

     The Company does not engage in trading market risk sensitive instruments and does not purchase hedging instruments or "other than trading" instruments that are likely to expose the Company to market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk. The Company has not entered into forward or future contracts, purchased options or entered into swaps. The Company has no bank borrowing facility that could subject it to the risk of interest rate fluctuations.

ITEM 7.  FINANCIAL STATEMENTS

         Reference is made to pages F-1 through F-25 comprising a portion of this Annual Report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The Company's executive officers and directors are as follows:

                  Name           Age          Positions and Offices
                  ----           ---          ---------------------

Dr. Donald R. Spink, Sr          77           Director

Edward F. Spink                  46           Chairman of the Board and CEO

Patrick J. Forde                 67           President, Secretary/Treasurer
                                                   and Director

Richard H. Hurd                  63           Director and Assistant Secretary


     EDWARD F. SPINK has served as President of the Company since the Consolidation Date (August 27, 1997) until June 15, 1999. On June 15, 1999, the Board of Directors elected him Chairman of the Board and Chief Executive Officer. Prior thereto and from 1995, he was President and a director of Turbotak. Mr. Spink was Vice President - Operations of Turbotak from 1989 to 1995.

     PATRICK J. FORDE has been Secretary/Treasurer of the Company since the Consolidation Date. He was elected President of the Company on June 15, 1999. Prior thereto and from 1986 he was a director of Turbotak. Mr. Forde has served as Vice President - Corporate Planning for Turbotak since 1996. He was Chairman and Chief Executive Officer of Borg Textile Corporation from 1982 to 1995. He is president and owner of Glencree Investments, Inc., chairman of the board of Waterloo Scientific, Inc. and serves on the board of several other private companies.

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

     DR. DONALD R. SPINK, SR. had served as Chairman of the Company since the Consolidation Date until June 15, 1999. He remains as a director and has agreed to provide the Company with technical advice. Prior thereto and from 1976 he was Chairman of Turbotak.

     All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Executive officers are elected annually by the Board of Directors to hold office until the first meeting of the Board following the next annual meeting of stockholders or until their successors are chosen and qualified.

     The Audit Committee of the Board is charged with the review of the activities of the Company's independent auditors including, but not limited to, fees, services and audit scope. The Audit Committee is comprised of Messrs. Forde and Hurd. The Compensation Committee of the Board is responsible for oversight and administration of executive compensation. The Compensation Committee is comprised of Messrs. Donald Spink and Forde. The Board of Directors held one meeting during the fiscal year ended June 30, 2000.

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

     Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no such forms were required for those persons, the Company believes that during the fiscal year ended June 30, 2000, all filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

ITEM 10.     EXECUTIVE COMPENSATION

SUMMARY COMPENSATION

     Set forth below is the aggregate compensation for services rendered in all capacities to the Company during its fiscal years ended June 30, 2000, 1999 and 1998 to its chief executive officer. No other officer received compensation exceeding $100,000 during its fiscal year ended June 30, 2000 (the "Named Officer"):


                                                                            Long Term
                                                                            ---------
 Awards                        Annual Compensation                      Compensation Awards
 ------                        -------------------                      -------------------

Name and           Year                                           Restricted    Number of
Principal          Ended           Fiscal                         Stock         Options and
Position           June 30,        Salary        Commissions      Awards        Warrants
--------           -------         -------       ------------     ----------    -----------
Edward F. Spink    2000           $67,797       $11,156 (2)            -         50,000
CEO                1999           $66,243(1)    $ 3,505 (1)            -              -
                   1998           $30,754       $52,231                -              -

--------
(1) Commissions represent a fixed percentage of sales recorded in each fiscal year. Effective July 1, 1998, Edward F. Spink's compensation was revised to include a base salary of $100,000 Canadian (US$68,000 at $1.47) plus a discretionary bonus to be determined at the end of each fiscal year by the Board of Directors. (2) Effective July 1, 1999 Mr. Spink's compensation was revised to include a sales commission on Scrubber System sales rather than the discretionary bonus.

OPTION GRANTS IN FISCAL 2000

                 Number of Shares     % of Total
                    Underlying      Options Granted      Exercise          Expiry
Name             Options Granted      to Employees        Price             Date
-----            ----------------   ---------------      -------           -------

Edward F. Spink        50,000             10%              0.40        October 15, 2006

AGGREGATE OPTION AND WARRANT EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES


                                                             Number of Securities
                Number of Shares                            Underlying Unexercised              Value of Unexercised
              Acquired On Exercise         Value            Options or Warrants At              In-the-moneyoptions
                                         Received               Fiscal Year End                  At Fiscal Year End
              ----------------------    ------------    -------------------------------    -------------------------------
                                                         Exercisable      Unexercisable       Exercisable    Unexercisable
                                                         -----------      -------------       -----------    -------------

Edward F. Spink            0             $0.00              0             50,000               $0.00          $14,350


EMPLOYMENT AGREEMENTS

     None of the Company's current executive officers are employed pursuant to an employment agreement with the Company.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of June 30, 2000 the shares of the Company's Common Stock beneficially owned by each person who, to the knowledge of the Company, is the holder of 5% or more of the Common Stock of the Company, by each director of the Company, by the Named Officer and by all of the executive officers and directors of the Company as a group.

                                   AMOUNT AND
NAME OF                            NATURE OF                APPROXIMATE
BENEFICIAL OWNER OR                BENEFICIAL               PERCENTAGE
IDENTITY OF GROUP                  OWNERSHIP(1)             OF CLASS
-------------------                ------------             ------------
Dr. Donald R. Spink, Sr. *         3,414,432(2)(5)           32.5%

Edward F. Spink *                    465,338                  4.4%

Patrick J. Forde  *                  819,158(3)(5)            7.8%

Richard H. Hurd**                    213,938(4)               2.0%

Canadian Venture Founders          1,334,979                 12.7%
    293 Church Street
    Oakville, Ontario L6J 1N9
    Canada

All executive officers             4,912,866(2)-(5)          46.7%
    and directors as a
    group (4 persons)
---------

*     550 Parkside Drive, Suite A-14, Waterloo, Ontario N2L 5V4, Canada.
**    11 Melanie Lane, Unit 22A, East Hanover, NJ 07936
(1) Includes shares of Sonic Canada Inc., a wholly owned subsidiary of the Company, which by their terms are convertible at any time into a like number of shares of Common Stock of the Company ("Sonic Canada Shares").
(2) Includes 2,986,687 Sonic Canada Shares owned by Canadian numbered corporation, over which shares Dr. Spink exercises voting control.
(3) Includes 507,642 Sonic Canada Shares owned by the Patrick and Joan Forde Family Trust.
(4) Includes 1,195 shares owned by Mr. Hurd's spouse, as to which Mr. Hurd disclaims any beneficial ownership; also includes 100,000 shares issuable upon exercise of an option expiring in August 2000 at an exercise price of $1.00 per share, which option was granted pursuant to the Plan. The Board of Directors extended the expiration date for six months to February 27, 2001.

(5) Includes detachable warrants for each of Dr. Donald Spink and Mr. Patrick Forde to purchase 100,000 common shares at an initial exercise price of $0.50 through October 31, 2000, increasing to $0.75 thereafter through October 31, 2002 and to $1.00 thereafter through October 31, 2003, respectively (see Note 8 to the Consolidated Financial Statements).

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Edward F. Spink is Dr. Donald R. Spink, Sr.'s son. On October 21, 1998 and January 4, 1999, Mr. Donald Spink and Mr. Patrick Forde, respectively, lent an aggregate of $130,190 to the Company. These loans are repayable two years from the date of the loans, bear interest at 10% per annum and are collateralized by a lien upon and security interest in substantially all of the Company's assets. As an inducement to advance these sums to the Company, Mr. Donald Spink, and Mr. Patrick Forde were granted warrants to purchase an aggregate of 200,000 common shares of the Company at an initial exercise price of $0.50 through October 31, 2000, increasing to $0.75 thereafter through October 31, 2002 and to $1.00 thereafter through October 31, 2003, respectively. The warrants, whose initial exercise price was greater than the market price of the Company's common shares on the date such warrants were granted, expire on the earlier of October 31, 2003 or 30 days after the Company's shares have closed at a price per share above $1.50 for 10 consecutive trading days on the OTC Bulletin Board. On July 10, 2000, the loan and warrant agreements between the Company and Dr. Spink and Mr. Forde were amended to extend the repayment of the loans to three years from the date of the loans. The warrants originally issued to them were amended by extending the various exercise dates by one year and the "...10 consecutive trading days ..." to 30 days. As an inducement to agree to such amendments, the Company issued additional warrants to purchase an aggregate of 200,000 common shares of the Company at an exercise price of $0.5625 per share, being equal to [in excess of] the then market price of the Company's Common Stock to Dr. Spink and Mr. Forde. These warrants, which have the same terms as the original warrants, are exercisable between October 21, 2000 and October 20, 2003.

                                     PART IV

ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits, List and Reports on Form 8-K:

       (i)  Exhibits
            21 - Subsidiaries

            27 - Financial Data Schedule

(b)         Reports on Form 8K
            None.

                                   SIGNATURES


     IN ACCORDANCE WITH SECTION 13 OR 15(d) OF THE EXCHANGE ACT, THE REGISTRANT CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                            TURBOSONIC TECHNOLOGIES, INC.


                                            By:  /s/  Patrick J. Forde
                                                ---------------------
                                                PATRICK J. FORDE,
                                                   PRESIDENT

DATE:    SEPTEMBER  28, 2000

     IN ACCORDANCE WITH THE EXCHANGE ACT, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.


         Signatures                              Capacity                             Date
         ----------                              --------                             ----


     /S/   Edward F. Spink             Chairman of the Board of                 September 28, 2000
---------------------------------      Directors (Principal
         EDWARD F. SPINK               Executive Officer)



     /S/   Patrick J. Forde            President, Secretary, Treasurer          September 28, 2000
---------------------------------           and Director (Principal
         PATRICK J. FORDE                   Financial and Accounting Officer)


     /S/   Richard H. Hurd             Director                                 September 28, 2000
---------------------------------
         RICHARD H. HURD

     /S/   Donald R. Spink, Sr.        Director                                 September 28, 2000
---------------------------------
         DR. DONALD R. SPINK, SR.


                          INDEPENDENT AUDITORS' REPORT

To the Directors and Shareholders of
TURBOSONIC TECHNOLOGIES, INC.

We have audited the accompanying consolidated balance sheets of TURBOSONIC TECHNOLOGIES, INC. and subsidiaries as of June 30, 2000 and 1999 and the related consolidated statements of income and comprehensive income, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TurboSonic Technologies, Inc. and subsidiaries as of June 30, 2000 and 1999 and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

                                                          /s/Ernst & Young LLP
                                                             Ernst & Young LLP

Kitchener, Canada,
August 31, 2000.                                         Chartered Accountants

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES
[Incorporated under the laws of Delaware, United States of America]


                           CONSOLIDATED BALANCE SHEETS

As at June 30                                                  [expressed in United States dollars]


                                                                          2000               1999
                                                                            $                  $
---------------------------------------------------------------------------------------------------

ASSETS

CURRENT

Cash                                                                   407,784            310,944
Accounts receivable [NOTE 4]                                           972,911            475,804
Investment tax credits receivable                                           --             57,497
Income taxes receivable                                                 25,239             18,682
Inventories [NOTE 5]                                                   105,729            126,764
Deferred contract costs and unbilled revenue                           647,214            106,275
Other current assets                                                    52,947             74,600
--------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                 2,211,824          1,170,566
--------------------------------------------------------------------------------------------------
Capital assets [NOTE 6]                                                142,595             89,519
Goodwill, less accumulated amortization [NOTE 7]                     1,024,577          1,202,374
Other assets                                                            20,780             20,415
--------------------------------------------------------------------------------------------------
                                                                     1,187,952          1,312,308
--------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                         3,399,776          2,482,874
--------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES


                                                                          2000               1999
                                                                            $                  $
--------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT

Accounts payable                                                       507,290            265,612
Accrued charges                                                        253,648            279,210
Obligations under capital leases, current portion [NOTE 9]              21,778                 --
Unearned revenue and contract advances                                 797,549            143,529
--------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                            1,580,265            688,351
--------------------------------------------------------------------------------------------------
Accrued charges                                                         75,140            113,206
Loans from shareholders [NOTE 8]                                       268,103            266,964
Obligations under capital leases, long-term portion [NOTE 9]            60,332                 --
--------------------------------------------------------------------------------------------------
                                                                     1,983,840          1,068,521
--------------------------------------------------------------------------------------------------
Commitments and contingencies [NOTE 10]
SHAREHOLDERS' EQUITY
Share capital [NOTE 11]

   Authorized
    21,800,000  common shares, par value $0.10 per share
     8,200,000  Class B exchangeable shares, par value
                   $0.10 per share
   Issued
     3,767,436  common shares [1999 - 1,800,000]
     6,232,564  Class B exchangeable shares [1999 - 8,200,000]       2,299,096          2,299,096
Additional paid-in capital                                           1,448,038          1,448,038
--------------------------------------------------------------------------------------------------
                                                                     3,747,134          3,747,134
Accumulated other comprehensive income                                 (50,293)           (20,936)
(Deficit)                                                           (2,280,905)        (2,311,845)
--------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                           1,415,936          1,414,353
--------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           3,399,776          2,482,874
--------------------------------------------------------------------------------------------------

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES


           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

Year ended June 30                                           [expressed in United States dollars]


                                                                          2000               1999
                                                                            $                  $
--------------------------------------------------------------------------------------------------
CONTRACT REVENUE AND SALES                                           6,181,562          3,856,842
Contract costs and cost of sales                                     4,390,249          2,355,635
--------------------------------------------------------------------------------------------------
GROSS MARGIN                                                         1,791,313          1,501,207
--------------------------------------------------------------------------------------------------
EXPENSES

Selling, general and administrative                                  1,660,763          1,420,659
Research and development [NOTE 12]                                      37,311            (14,997)
--------------------------------------------------------------------------------------------------
                                                                     1,698,074          1,405,662
--------------------------------------------------------------------------------------------------
Income from operations                                                  93,239             95,545
Interest (expense)                                                     (37,471)           (14,683)
--------------------------------------------------------------------------------------------------
Income before provision for income taxes                                55,768             80,862
Provision for income taxes [NOTE 13]                                    24,828             24,909
--------------------------------------------------------------------------------------------------
Income before extraordinary item                                        30,940             55,953
Extinguishment of debt [NOTE 14]                                            --            113,358
--------------------------------------------------------------------------------------------------
NET INCOME                                                              30,940            169,311
Other comprehensive (loss):
   Foreign currency translation adjustment                             (29,357)            (2,522)
--------------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME                                                     1,583            166,789
--------------------------------------------------------------------------------------------------

BASIC EARNINGS PER SHARE [NOTE 15]
Income before extraordinary item                                         $0.00              $0.01
Extraordinary item                                                        0.00               0.01
--------------------------------------------------------------------------------------------------
                                                                         $0.00              $0.02
--------------------------------------------------------------------------------------------------

DILUTED EARNINGS PER SHARE [NOTE 15]
Income before extraordinary item                                         $0.00              $0.01
Extraordinary item                                                        0.00               0.01
--------------------------------------------------------------------------------------------------
                                                                         $0.00              $0.02
--------------------------------------------------------------------------------------------------

Basic weighted average shares [NOTE 15]                             10,000,000         10,000,000
--------------------------------------------------------------------------------------------------
Diluted weighted average shares [NOTE 15]                           10,500,000         10,600,000
--------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES

TURBOSONIC TECHNOLOGIES INC. AND SUBSIDIARIES


                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

Year ended June 30                                                                             [expressed in United States dollars]

                                                                                                          ACCUMULATED
                                               EXCHANGEABLE &            ADDITIONAL                         OTHER
                                                COMMON STOCK               PAID-IN       ACCUMULATED     COMPREHENSIVE      TOTAL
                                        SHARES              AMOUNT         CAPITAL         DEFICIT          INCOME         EQUITY
                                           #                   $              $               $                $              $
------------------------------------------------------------------------------------------------------------------------------------
BALANCE - JUNE 30, 1998               10,000,000           2,299,096       1,439,586      (2,481,156)      (18,384)     1,239,142
Detachable warrants [NOTE 8]                  --                  --           8,452              --            --          8,452
Net income                                    --                  --              --         169,311            --        169,311
Translation adjustment                        --                  --              --              --        (2,552)        (2,552)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE - JUNE 30, 1999               10,000,000           2,299,096       1,448,038      (2,311,845)      (20,936)     1,414,353
Net income                                    --                  --              --          30,940            --         30,940
Translation adjustment                        --                  --              --              --       (29,357)       (29,357)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE - JUNE 30, 2000               10,000,000           2,299,096       1,448,038      (2,280,905)      (50,293)     1,415,936
------------------------------------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended June 30                                           [expressed in United States dollars]

                                                                          2000               1999
                                                                            $                  $
----------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES

Net income                                                              30,940            169,311
Add charge to operations not requiring a
   current cash payment:
    Depreciation and amortization                                      195,616            193,186
----------------------------------------------------------------------------------------------------
                                                                       226,556            362,497
Adjustment to goodwill                                                      --             31,314
Changes in non-cash working capital balances related
   to operations [NOTE 16]                                            (129,743)          (418,038)
----------------------------------------------------------------------------------------------------
CASH PROVIDED BY (APPLIED TO) OPERATING ACTIVITIES                      96,813            (24,227)
----------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Purchase of capital assets                                              (4,417)           (12,502)
----------------------------------------------------------------------------------------------------
CASH (APPLIED TO) INVESTING ACTIVITIES                                  (4,417)           (12,502)
----------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Repayment of capital leases                                            (12,996)                --
Shareholder loans                                                           --            273,411
----------------------------------------------------------------------------------------------------
CASH (APPLIED TO) PROVIDED BY FINANCING ACTIVITIES                     (12,996)           273,411
----------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                 17,440              4,985
----------------------------------------------------------------------------------------------------

NET CASH PROVIDED DURING YEAR                                           96,840            241,667
Cash, beginning of year                                                310,944             69,277
----------------------------------------------------------------------------------------------------
CASH, END OF YEAR                                                      407,784            310,944
----------------------------------------------------------------------------------------------------

CASH PAID FOR:
Interest                                                                42,277             31,217
Income taxes                                                            41,261                583
----------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2000                               [expressed in United States dollars]


1.  ORGANIZATION AND BUSINESS DESCRIPTION

TurboSonic Technologies, Inc. and its subsidiaries [collectively the "Company"], designs and markets integrated pollution control and industrial gas cooling/conditioning systems including liquid atomization technology and dust suppression systems to ameliorate or abate industrial environmental problems.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and are within the framework of the significant accounting policies summarized below:

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

INVENTORIES

Raw materials are valued at the lower of cost, on a first-in, first-out basis, and replacement cost.

Finished goods are valued at the lower of cost, on a first-in, first-out basis, and net realizable value. Net realizable value is defined as selling price less estimated selling costs.

GOODWILL

Goodwill, which arose on the reverse acquisition of TurboSonic Technologies, Inc,. is being amortized to expense on a straight-line basis over 10 years. The Company assesses the recoverability of goodwill by determining whether the amortization of goodwill over its remaining life can be recovered through projected, undiscounted, future cash flows from the related operations. Goodwill is written down to the extent that projected undiscounted future cash flows do not allow for the recovery of goodwill over its remaining life.

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2000                               [expressed in United States dollars]


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONT'D

CAPITAL ASSETS

Capital assets and leasehold improvements are recorded at cost. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets as follows:

Office equipment                                                       5 years
Other equipment                                                   5 - 10 years
Leasehold improvements                                 lease term (5 - 6 years)


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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid temporary cash investments with a maturity of three months or less when purchased, to be cash equivalents.

SEGMENTED INFORMATION

Under the requirements of Statement No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, of the Financial Accounting Standards Board, financial information about operating segments is reported on the basis that is used internally by the Company for evaluating operating segments and resource allocation decisions.

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2000                               [expressed in United States dollars]


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONT'D

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

INVESTMENT TAX CREDITS

Investment tax credits are accrued when qualifying expenditures are made and there is reasonable assurance that the credits will be realized. Investment tax credits earned with respect to current expenditures for qualified research and development activities are included in the statement of operations as a reduction of expenses. Tax credits earned with respect to capital expenditures are applied to reduce the cost of the related capital assets.

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

ADVERTISING COSTS

All costs associated with advertising and promoting products are expensed as incurred. Advertising and promotion expense was $21,796 in 2000 [$10,763 in 1999].

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2000                               [expressed in United States dollars]


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONT'D

STOCK-BASED COMPENSATION

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

EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. In computing the earnings per share, the TurboSonic Canada Class B exchangeable shares are considered outstanding common shares of TurboSonic. Diluted earnings per share reflects the per share amount that would have resulted if dilutive potential common stock had been converted to common stock, as prescribed by SFAS 128.

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

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2000                               [expressed in United States dollars]


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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the FASB released Statement No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which is effective for fiscal years beginning after June 15, 2000. The Company has determined that there would be no effect of adopting this pronouncement.

In March 2000, the FASB released Interpretation No. 44, ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION, which is effective for fiscal years beginning July 1, 2000. The Company has not determined the effect of adopting this pronouncement.

In December 1999, the SEC released Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS, which is effective for the Company's fourth quarter of fiscal 2001. The Company has not determined the effect of adopting this pronouncement.

3. FINANCIAL INSTRUMENTS

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts reported in the balance sheet for cash, accounts receivable, investment tax credits receivable, accounts payable, accrued charges and obligations under capital leases approximate fair value based on the short-term maturity of these instruments. The carrying amounts of long-term liabilities approximates fair value based on an estimate of discounted value using current market rates.

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2000                               [expressed in United States dollars]

3.  FINANCIAL INSTRUMENTS CONT'D

CONCENTRATION OF RISK

Financial instruments, that potentially subject the Company to credit risk, consist principally of trade accounts receivable. Sales are made to end users of all sizes located primarily in North America. The Company provides an allowance for doubtful accounts equal to the estimated losses expected to be incurred in the collection of accounts receivable.

As at June 30, 2000, the Company had two customers that comprised 42% of the total trade receivable balance and had three customers that comprised 30% of the total trade receivable balance in fiscal 1999.

As at June 30, 2000, the Company had three customers that comprised 76% of the deferred revenue balance and had two customers that comprised 81% in fiscal 1999.

Trade accounts receivable and trade accounts payable are received or paid in either United States or Canadian dollars. Accordingly, the Company is at risk of a loss for decreases in the value of the Canadian dollar relative to the United States dollar for trade accounts receivable and increases in the value of the Canadian dollar relative to the United States dollar for trade accounts payable. The Company does not use financial instruments to mitigate the foreign exchange risk.

The Company's cash balances are maintained in one United States chartered bank which is an AA rated financial institution. The Company's cash balances for the Canadian-based subsidiaries are maintained in one Canadian chartered bank which is an AA rated financial institution.

4.  ACCOUNTS RECEIVABLE

                                             2000               1999
                                               $                  $
--------------------------------------------------------------------------------


Trade accounts receivable                 981,799            480,272
Other receivables                          53,016             62,296
Allowance for doubtful accounts           (61,904)           (66,764)
--------------------------------------------------------------------------------
                                          972,911            475,804
--------------------------------------------------------------------------------


Bad debt expense was $4,818 in 2000 and $5,870 in 1999.

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2000                               [expressed in United States dollars]


5. INVENTORIES

                                                                          2000               1999
                                                                            $                  $
-------------------------------------------------------------------------------------------------------------------


Raw materials                                                            5,657              9,973
Finished goods                                                         314,971            331,267
Reserve for obsolescence                                              (214,899)          (214,476)
-------------------------------------------------------------------------------------------------------------------
                                                                       105,729            126,764
-------------------------------------------------------------------------------------------------------------------

6. CAPITAL ASSETS

                                                                        ACCUMULATED      NET BOOK
                                                           COST        DEPRECIATION        VALUE

2000                                                         $               $               $
-------------------------------------------------------------------------------------------------------------------

Office equipment                                          455,573          379,713         75,860
Other equipment                                           369,041          313,924         55,117
Leasehold improvements                                     23,678           12,060         11,618
-------------------------------------------------------------------------------------------------------------------
                                                          848,292          705,697        142,595
-------------------------------------------------------------------------------------------------------------------

                                                                        ACCUMULATED      NET BOOK
                                                           COST        DEPRECIATION        VALUE

1999                                                         $               $               $
-------------------------------------------------------------------------------------------------------------------

Office equipment                                          404,815          361,590         43,225
Other equipment                                           337,080          306,595         30,485
Leasehold improvements                                     23,936            8,127         15,809
-------------------------------------------------------------------------------------------------------------------
                                                          765,831          676,312         89,519
-------------------------------------------------------------------------------------------------------------------

Total depreciation incurred by the Company during fiscal 2000 was $45,952 [1999
- $33,281].

The total depreciation for assets under capital leases during fiscal 2000 was $8,140 [1999 - nil].

The purchase of certain capital assets was accomplished through the use of capital leases. Capital assets under capital leases at June 30, 2000 totalled $95,106 [1999 - nil].

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2000                               [expressed in United States dollars]


7.  GOODWILL

                                                                        ACCUMULATED     NET BOOK
                                                           COST        AMORTIZATION        VALUE

2000                                                         $               $               $
--------------------------------------------------------------------------------------------------

                                                      1,557,191          532,614        1,024,577

                                                                        ACCUMULATED     NET BOOK
                                                           COST        AMORTIZATION        VALUE

1999                                                         $               $               $
--------------------------------------------------------------------------------------------------

                                                      1,558,579        356,205          1,202,374

Amortization charged to income in fiscal 2000 was $176,409 [$162,255 in 1999]. In 1999, $31,314 in tax benefits arising from the recognition of loss carryforwards were used to reduce the carrying amount of goodwill.

8.  LOANS FROM SHAREHOLDERS

An officer and director of the Company, together with another shareholder of the Company, lent an aggregate of Cdn $200,000 [representing $129,400 at the exchange rate of $0.647 at such date] to the Company on October 21, 1998. Another officer and director and another shareholder each lent Cdn $100,000 [representing $65,490 and $66,620 at the exchange rates of $0.6549 and $0.6662 at the date of their respective loans] to the Company on January 4, 1999 and April 9, 1999, respectively. All of these loans are repayable two years from the date of the loan, bear interest at 10% per annum and are collateralized by a lien upon and security interest in substantially all of the Company's assets. As an inducement to advance these sums to the Company, the lenders were granted detachable warrants to purchase an aggregate of 400,000 common shares of the Company at an initial exercise price of $0.50 through October 31, 2000, increasing to $0.75 thereafter through October 31, 2002 and to $1.00 thereafter through October 31, 2003, respectively. The warrants, whose initial exercise price was greater than the market price of the Company's common shares on the date such warrants were granted, expire on the earlier of October 31, 2003 or 30 days after the Company's shares have closed at a price per share above $1.50 for 10 consecutive trading days on the NASDAQ over-the-counter Bulletin Board. In accordance with APB 14, a portion of the proceeds of the debt securities issued with detachable stock purchase warrants, which is allocated as the fair-value of the warrants, has been accounted for as paid-in capital. The related discount on the debt securities is being amortized over the remaining period to maturity.

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2000                               [expressed in United States dollars]

8.  LOANS FROM SHAREHOLDERS CONT'D

Subsequent to the year-end, on July 10, 2000, officers, directors and shareholders agreed to extend the maturity dates of their respective loans by an additional year. Accordingly, the due dates are October 21, 2001, January 4, 2002 and April 9, 2002. As a result of the extended maturity dates, the loans are classified as non-current liabilities in the accompanying financial statements. As an inducement to extend the maturity dates of the loans, the Company has modified the exercise price of the above warrants as follows: for three years after the initial date of the respective loan at a price of $0.50 per share, for a period of two years following the initial three year period at a price of $0.75 per share and for an additional period of one year at a price of $1.00. Additionally, a further 400,000 warrants were granted in aggregate to the lenders, at a price of $0.5625 per share, commencing on the first day of the extension of their loan for a period of two years. The expiry terms and periods of the warrants have been modified to state 90 days after the Company has notified the warrant holders in writing, that the shares in the common stock of the Company have closed at a trading price above $1.50 for 30 consecutive trading days on the NASDAQ over-the-counter Bulletin Board.

9. OBLIGATIONS UNDER CAPITAL LEASES

The Company has entered into certain capital leases for computer hardware and software.

The following is a schedule of the future minimum lease payments.

                                                                    $
------------------------------------------------------------------------------
2001                                                            33,788
2002                                                            31,643
2003                                                            23,705
2004                                                             3,767
2005                                                             3,453
------------------------------------------------------------------------------
Total minimum lease payments                                    96,356
Less amount representing interest                               14,246
------------------------------------------------------------------------------
                                                                82,110
Less current portion                                            21,778
------------------------------------------------------------------------------
                                                                60,332
------------------------------------------------------------------------------


TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2000                               [expressed in United States dollars]

10.  COMMITMENTS AND CONTINGENCIES

[A]  OPERATING LEASES

The Company has entered into operating leases for office equipment and premises. Minimum annual payments under these leases for years after June 30, 2000 and in total are as follows:

                                                                      $
--------------------------------------------------------------------------------

2001                                                              94,934
2002                                                              75,024
2003                                                              12,596
2004                                                                 304
2005                                                                 304
--------------------------------------------------------------------------------
                                                                 183,162
--------------------------------------------------------------------------------


Rental expense for office equipment and premises was $120,117 in 2000 [$121,538 in 1999].

[B]  CONTINGENT LIABILITIES

The Company's standard contractual terms with respect to the sale of its products and systems disclaim any liability for consequential or indirect losses or damages stemming from any failure of the Company's products or systems or any component thereof. The Company customarily seeks contractual indemnification from its subcontractors for any loss, damage or claim arising from the subcontractor's failure of performance, negligence or malfeasance. It is likely, however, that a customer's inability to comply with applicable pollution control laws or regulations stemming from the failure or non-performance of the Company's products or systems may subject the Company to liability for any fines imposed upon such customer by governmental regulatory authorities or for damages asserted to have been incurred by any third party adversely affected thereby. The Company is unaware of any exposure at this time.

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2000                               [expressed in United States dollars]

11.  SHAREHOLDERS' EQUITY

COMMON AND CLASS B EXCHANGEABLE SHARES

The Company has total authorized share capital of 30,000,000 shares. In connection with the consolidation of the Company with Turbotak Technologies Inc., on August 27, 1997, the shareholders of Turbotak Technologies Inc. exchanged their shares for the Class B exchangeable shares of a wholly owned subsidiary of the Company. These shares are exchangeable, at any time, at the election of the holders of such shares, into an equivalent number of common shares of the Company. The Class B exchangeable shares have voting rights through a trustee. During the current fiscal year, 1,967,436 Class B exchangeable shares were exchanged for common shares of the Company, leaving 3,767,436 Common shares, and 6,232,564 Class B exchangeable shares outstanding as of June 30, 2000.

STOCK-BASED COMPENSATION

The Company accounts for the warrant and option grants in accordance with APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUES TO EMPLOYEES, and where the exercise price approximates the share value on the date of the grant, recognizes no compensation expense. No compensation expense has been recognized for options granted to date.

The Company has instituted the 2000 stock plan [the "Plan"] with the express purpose of encouraging key employees of the Company, as well as other individuals who render services to the Company, by providing opportunities to participate in the ownership of the Company. The Plan provides for the grant of options as qualified "incentive stock options" ["ISO's"] under section 522[b] of the Internal Revenue Code of 1986, as amended [the "Code"] or non-qualified:
"incentive stock options", awards of capital stock in the Company and opportunities to make direct purchases of capital stock in the Company. Collectively, these are referred to as stock rights.

The Plan shall be administered by the Board of Directors or a committee established by the Board of Directors. The Board [or committee] shall determine to whom such stock rights may be granted, determine at which times the stock rights shall be granted and determine the time or times when each option shall become exercisable and the duration of the exercise period. The exercise price per each ISO and each non-qualified stock option granted under the Plan shall be not less than the fair market value per share of common stock on the date of such grant.

The stock, subject to stock rights, shall be authorized but unissued shares of common stock of the Company or shares of common stock reacquired by the Company in any manner. The aggregate number of shares which may be issued, pursuant to the Plan, is 750,000, subject to certain adjustments.

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2000                               [expressed in United States dollars]

11.  SHAREHOLDERS' EQUITY CONT'D

At June 30, 2000, no options were exercisable under the Plan. On February 9, 2000, the Company adopted the Plan and provided that 20% of the total number of shares covered by an option granted to employees under the Option Plan would be exercisable each year on a cumulative basis over a five year period, provided that the Company's annual business plan targets with regard to revenue and net operating income were met for each preceding fiscal year. However, the Board of Directors retained the right at its sole discretion to allow exercise of all or a portion of the shares granted if the corporate targets were not met. A total of 500,000 options were granted at that date to all full-time employees at an exercise price of $0.40.

On February 9, 2000, a total of seven Company directors and advisers were granted options to purchase 10,000 common shares each at an exercise price of $0.40. These options were also tied to meeting the Company's business plan targets.

Subsequent to June 30, 2000, the Board of Directors waived the business plan target requirement relative to fiscal 2000 for the options so granted to the employees, directors and advisers. These options become exercisable on October 15, 2000. The employee options expire on October 15, 2006 and the director/adviser options expire on October 15, 2005.

Certain directors were granted options in fiscal 1998, which vested immediately, to purchase a total of 200,000 common shares of the Company at an exercise price of $1.00 per share. These options were outstanding as at June 30, 1999, with options expiring August 27, 1999. The expiry date has been extended by eighteen months for options to purchase 100,000 common shares for one director.

Pro forma information regarding net income and earnings per share is required by Statement No. 123 and has been determined as if the Company had accounted for its employee, director and adviser stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions; risk-free interest rate of 6.0%, dividend yield of 0.0%, volatility factor of the expected market price of the Company's common stock of 1.31 and a weighted-average expected life of the options of 5.26 years.

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2000                               [expressed in United States dollars]


11. SHAREHOLDERS' EQUITY CONT'D

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option value models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee, director and adviser stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee, director and adviser stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:


                                                                    2000
                                                                      $
--------------------------------------------------------------------------------

Pro forma income                                                  11,873
Pro forma income per share:
   Basic                                                            0.00
   Diluted                                                          0.00

WARRANTS

The Company has in the past granted detachable warrants for a fixed number of common shares to debt holders and options for common shares to certain directors [see note 8].

12.  RESEARCH AND DEVELOPMENT EXPENSES

                                                      2000           1999
                                                        $              $
------------------------------------------------------------------------------

Expenses incurred                                   37,311         35,611
Government grants and investment tax credits            --        (50,608)
------------------------------------------------------------------------------
                                                    37,311        (14,997)
------------------------------------------------------------------------------

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2000                               [expressed in United States dollars]


13.  INCOME TAXES

Components of the current tax provision are as follows:

                                                              2000                    1999
                                                         $              %          $            %
---------------------------------------------------------------------------------------------------

Provision for income tax based on basic U.S.
   tax rates                                          (3,289)          (1)          --         --
Provision for income taxes based on basic
   Canadian federal income tax rates                  27,815           50       56,325         29
Provision for income taxes based on basic
   Canadian provincial income tax rates               15,346           26       31,076         16
Non-deductible goodwill amortization                   3,130            6       31,314         16
Small business deduction                             (22,060)         (39)     (46,000)       (24)
Realization of loss carryforwards from prior years   (21,101)         (38)     (41,401)       (21)
Minimum tax                                               --           --       10,000          5
Other                                                 24,987           44      (16,405)        (8)
---------------------------------------------------------------------------------------------------
                                                      24,828           44       24,909         13
---------------------------------------------------------------------------------------------------


The above table uses tax rates in effect in the country in which the taxable income was generated.

Income taxes paid are as follows:

                                                                          2000               1999
                                                                            $                  $
---------------------------------------------------------------------------------------------------

Canadian Federal                                                            --                511
Canadian Provincial                                                      2,633                 72
U.S. Federal                                                            27,668                 --
U.S. State                                                              10,960                 --
---------------------------------------------------------------------------------------------------
                                                                        41,261                583
---------------------------------------------------------------------------------------------------

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended June 30                         [expressed in United States dollars]


13.  INCOME TAXES CONT'D

Income tax refunds received are as follows:

                                                        2000               1999
                                                          $                  $
--------------------------------------------------------------------------------

Canadian Federal                                      73,171             16,912
Canadian Provincial                                   14,240                 --
--------------------------------------------------------------------------------
                                                      87,411             16,912
--------------------------------------------------------------------------------

The Company has unutilized operating losses in the United States available for carry forward to reduce income taxes otherwise payable in future years. During the current year, the Company determined that the amount of losses available for carry forward is restricted. The restricted amount approximates $1,200,000 as of June 30, 2000, with these losses expiring in the years 2008 through 2013 if not otherwise used. The deferred tax asset at June30, 1999, has been adjusted in the table below to reflect the restriction. None of these losses were utilized during the current year.

The Company's Canadian subsidiaries have unutilized operating losses at June 30, 2000, of approximately $590,000 available for Canadian income tax purposes to carry forward to future years, which expire in the years 2004 through 2005.

Deferred tax liabilities and assets are comprised of the following as at June
30:

                                                         2000             1999
                                                           $                $
--------------------------------------------------------------------------------

Book over tax depreciation                              1,893          (11,911)
Net operating loss carryforward                       667,879          947,151
--------------------------------------------------------------------------------
TOTAL DEFERRED TAX ASSETS                             669,772          935,240
Valuation allowance for deferred tax assets          (669,772)        (935,240)
--------------------------------------------------------------------------------
NET DEFERRED TAX ASSET (LIABILITIES)                       --               --
--------------------------------------------------------------------------------


14. EXTINGUISHMENT OF DEBT

In a prior year, the assets of a subsidiary company were liquidated under Chapter 7 of the Federal Bankruptcy laws and the proceeds were provided to the creditors. In 1999, the residual liabilities of $113,358, net of taxes of nil, were determined not to be legally enforceable and were therefore taken into income.

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2000                               [expressed in United States dollars]

15.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share. The effect of dilutive securities is included only when not anti-dilutive.

                                                                          2000               1999
                                                                            $                  $
--------------------------------------------------------------------------------------------------
NUMERATOR
Net income                                                              30,940             169,311
DENOMINATOR
Denominator for basic earnings per share -
   weighted average shares outstanding                              10,000,000          10,000,000
Effect of dilutive securities:
   Warrants                                                            400,000             400,000
   Options                                                             100,000             200,000
--------------------------------------------------------------------------------------------------
                                                                    10,500,000          10,600,000
--------------------------------------------------------------------------------------------------
DILUTIVE POTENTIAL COMMON SHARES
Denominator for diluted earnings per share -
   adjusted weighted average shares and assumed conversions         10,500,000          10,600,000
--------------------------------------------------------------------------------------------------

Basic earnings per share                                                 $0.00               $0.02
--------------------------------------------------------------------------------------------------
Diluted earnings per share                                               $0.00               $0.02
--------------------------------------------------------------------------------------------------

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2000                               [expressed in United States dollars]


16.  SUPPLEMENTARY INFORMATION ON CASH FLOWS

                                                                         2000               1999
                                                                           $                  $
-------------------------------------------------------------------------------------------------------------------

CHANGES IN NON-CASH WORKING CAPITAL BALANCES RELATED TO OPERATIONS:
(Increase) decrease in accounts receivable                            (504,588)            15,333
Decrease (increase) in investment tax credits receivable                57,165            (28,362)
(Increase) in income taxes receivable                                   (6,968)           (18,682)
Decrease in inventories                                                 20,561             10,624
(Increase) in deferred contract costs and unbilled revenue            (544,949)           (53,511)
Decrease in other current assets                                        20,983             36,686
(Increase) in other assets                                                (364)                --
Increase (decrease) in accounts payable                                245,771           (197,700)
(Decrease) in accrued charges                                          (76,785)          (162,203)
Increase (decrease) in unearned revenue and contract advances          659,431            (20,223)
-------------------------------------------------------------------------------------------------------------------
                                                                      (129,743)          (418,038)
-------------------------------------------------------------------------------------------------------------------

During fiscal 2000, the Company acquired capital assets in addition to those found on the statement of cash flows. The additional assets valued at $95,106 were financed through the use of capital leases. As the leases were capital in nature, the assets and related liabilities were recorded on the balance sheet.

17.  SEGMENTED INFORMATION

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

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2000                               [expressed in United States dollars]


17.  SEGMENTED INFORMATION CONT'D

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

Contract revenue and sales of approximately $2,421,000 of the scrubber segment [1999 - $864,000] and $2,720,000 of the nozzle segment [1999 - $1,460,000] were to customers in the United States. The remainder of the consolidated revenues were primarily from customers in Canada [$824,000] [1999 - $833,000], with lesser amounts from Asia [$36,000] [1999 - $106,000], Europe [$43,000] [1999 -
$nil] and South America [$122,000] [1999 - $258,000]. The long-lived assets of the nozzle segment are located in the United States while the remainder of the Company's assets, including those of the scrubber segment, are located in Canada. For the year ended June 30, 2000, two customers represented 25% of total revenues [in fiscal 1999, one customer represented 12% of total revenues].

INDUSTRY SEGMENTS

                                      SCRUBBER           NOZZLE
                                       SYSTEMS           SYSTEMS            OTHER          TOTAL
2000                                      $                 $                 $              $
--------------------------------------------------------------------------------------------------

CONTRACT REVENUE AND SALES
Evaporative gas cooling                        --      2,175,458               --       2,175,458
Dust suppression                               --         30,351               --          30,351
Other nozzle systems                           --      1,057,704               --       1,057,704
Wet scrubber systems                    1,349,922             --               --       1,349,922
Wet electrostatic precipitation         1,568,127             --               --       1,568,127
--------------------------------------------------------------------------------------------------
TOTAL CONTRACT REVENUE AND SALES        2,918,049      3,263,513               --       6,181,562
--------------------------------------------------------------------------------------------------
(Loss) income from operations            (272,288)       365,527               --          93,239
Interest income                             4,111          3,230               --           7,341
Interest expense                          (18,348)       (26,464)              --         (44,812)
--------------------------------------------------------------------------------------------------
(Loss)  income before provision
   for taxes                             (286,525)       342,293               --          55,768
Provision for income taxes                     --         24,828               --          24,828
--------------------------------------------------------------------------------------------------
NET (LOSS) INCOME                        (286,525)       317,465               --          30,940
--------------------------------------------------------------------------------------------------

Depreciation and amortization             94,694         100,922               --         195,616
Capital expenditures                          --              --               --              --
Segment assets                         1,653,244       1,338,748          407,784       3,399,776
Capital assets                            68,946          73,649               --         142,595

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2000                               [expressed in United States dollars]

17.  SEGMENTED INFORMATION CONT'D

                                      SCRUBBER           NOZZLE
                                       SYSTEMS           SYSTEMS                           TOTAL
1999                                      $                 $             OTHER              $
-------------------------------------------------------------------------------------------------------------------

CONTRACT REVENUE AND SALES
Evaporative gas cooling                       --       1,513,039               --       1,513,039
Dust suppression                              --         310,090               --         310,090
Other nozzle systems                          --         563,316               --         563,316
Wet scrubber systems                   1,351,823              --               --       1,351,823
S02 recovery systems                     118,574              --               --         118,574
-------------------------------------------------------------------------------------------------------------------
TOTAL CONTRACT REVENUE AND SALES       1,470,397       2,386,445                --      3,856,842
-------------------------------------------------------------------------------------------------------------------
(Loss) income from operations           (116,127)        211,672               --          95,545
Interest income                            9,766           9,844               --          19,610
Interest expense                          (7,970)        (26,323)              --         (34,293)
-------------------------------------------------------------------------------------------------------------------
(Loss)  income before provision
   for taxes                            (114,331)        195,193               --          80,862
(Recovery of) provision for
   income taxes                          (16,405)         41,314               --          24,909
Extraordinary item                            --         113,358               --         113,358
-------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                        (97,926)        267,237               --         169,311
-------------------------------------------------------------------------------------------------------------------

Depreciation and amortization             84,330         108,856               --         193,186
Capital expenditures                       5,818           6,303               --          12,121
Segment assets                         1,048,153       1,123,777          310,944       2,482,874
Capital assets                            43,580          45,939               --          89,519

18.  COMPARATIVE FIGURES

Certain of the prior year comparative figures have been reclassified to conform with the current year's presentation.