Form 10QSB
period 2000-09-30
TURBOSONIC TECHNOLOGIES INC
filed 2000-11-14
CIK 900393

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT
         OF 1934

For the quarterly period ended                 September 30, 2000
                               -------------------------------------------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                                                 [X] Yes  [ ] No

               APPLICABLE ONLY TO ISSUERS INVOLVED IN A BANKRUPTCY
                   PROCEEDING DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by the Section 12, 13 or 15(d) of the Securities Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                                                 [X] Yes  [ ] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

As of September 30, 2000, 10,000,000 shares of Common Stock were outstanding.

                 TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES
                                   Form 10-QSB

                                      INDEX

PART 1 - FINANCIAL INFORMATION                                                           PAGE
       ITEM 1
       Consolidated statement of Operations
             (Unaudited) for the Three Months
             Ended September 30, 2000 and September 30, 1999                                3

       Consolidated Balance Sheets
             At September 30, 2000 (Unaudited) and June 30, 2000 (Audited)                  4

       Consolidated Statements of Cash Flow
             (Unaudited) for the Three Months Ended
             September 30, 2000 and September 30, 1999                                      5

       Notes to Consolidated Financial Statements
             (Unaudited)                                                                6 - 7

       ITEM 2.
       Management's Discussion and Analysis of
             Financial Conditions and Results of Operations                             7 - 8


PART II - OTHER INFORMATION

       Item 1.    Legal Proceedings                                                         9

       Item 2.    Changes in Securities                                                     9

       Item 3.    Defaults Upon Senior Securities                                           9

       Item 4.    Submission of Matters to a
                  Vote of Security Holders                                                  9

       Item 5.    Other Information                                                         9

       Item 6.    Exhibits and Reports on Form 8-K                                          9

                  Signature                                                                 9

                          TURBOSONIC TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                      Consolidated Statement of Operations
                             US dollars (Unaudited)


                                                For the Three               For the Three
                                                Months Ended                Months Ended
                                                September 30,               September 30,
                                                    2000                        1999
                                               --------------              --------------
Nozzle Systems revenue                         $      496,898              $      681,576

Scrubber Systems revenue                            1,283,304                     345,388
                                               --------------              --------------

    Total Revenue                                   1,780,202                   1,026,964
                                               --------------              --------------

Cost of Nozzle Systems                                261,405                     478,125

Cost of Scrubber Systems                            1,129,942                     227,415
                                               --------------              --------------

    Total Cost of goods sold                        1,391,347                     705,540
                                               --------------              --------------

    Gross Profit                                      388,855                     321,424

Selling, general and administrative
expenses                                              329,093                     337,513

Depreciation and amortization                          49,428                      48,259
                                               --------------              --------------

    Total Expenses                                    378,521                     385,772
                                               --------------              --------------


Income (Loss) from Operations                          10,334                     (64,348)

Interest (Expense)                                    (10,011)                     (5,419)
                                               --------------              --------------

Net Income (Loss) before taxes                            323                      69,767
                                               --------------              --------------

Tax Provision                                               0                           0
                                               --------------              --------------

Net Income (Loss)                              $          323              $      (69,767)
Other comprehensive (loss):  foreign
currency translation adjustment                        (5,599)                    (16,374)
                                               --------------              --------------

Comprehensive Income (Loss)                            (5,276)                    (86,141)
                                               ==============              ==============

Weighted average number of shares
outstanding                                        10,000,000                  10,000,000

Incremental shares using treasury method           10,900,000                  10,500,000

Basic EPS                                               0.000                      (0.007)

Diluted EPS                                             0.000                      (0.007)

                          TURBOSONIC TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheet
                                  (US dollars)


                                                                     September 30, 2000              June 30, 2000
                                                                     ------------------            -----------------
                                                                         (Unaudited)                   (Audited)
                                                                     ------------------            -----------------
                               Assets

Current Assets:
   Cash                                                               $       248,461               $       407,784
   Contracts and accounts receivable, net of allowance
      for doubtful accounts of $61,904 and $61,904                          1,313,937                       972,911
   Deferred contract costs and unbilled revenue                               762,752                       647,214
   Inventories                                                                102,300                       105,729
   Income Tax Receivable                                                       25,512                        25,239
   Other current assets                                                        44,393                        52,947
                                                                      ---------------               ---------------
Total current assets                                                        2,497,355                     2,211,824

Equipment and leasehold improvements,
   at cost, net of accumulated depreciation                                   129,696                       142,595

Patents, less accumulated amortization                                              1                             1
Goodwill, net of accumulated amortization                                     986,633                     1,024,577
Other assets                                                                   20,779                        20,779
                                                                      ---------------               ---------------
Total Assets                                                          $     3,634,464               $     3,399,776
                                                                      ===============               ===============
     Liabilities and Stockholders' Equity

Current Liabilities:
   Accounts payable & accrued expenses                                $       752,427               $       760,938
   Billings in excess of costs and estimated
      earnings on uncompleted contracts                                     1,065,886                       797,549
   Obligations under capital leases, current portion                           21,446                        21,778
                                                                      ---------------               ---------------

Total Current Liabilities                                                   1,839,759                     1,580,265

Accrued Expenses                                                               65,623                        75,140
Loans from Shareholders [Note 3]                                              265,081                       268,103
Obligations under capital leases, long-term portion                            53,341                        60,332
                                                                      ---------------               ---------------
                                                                            2,223,804                     1,983,840
                                                                      ---------------               ---------------
Stockholders' Equity:
   Authorized Share Capital
    21,800,000 common shares par value $0.10 per share
    8,200,000 exchangeable common shares par value
                   $0.10 per share

   Issued Share Capital
    1,800,000 common shares                                                         -                             -
    8,200,000 exchangeable shares
                                                                            2,299,096                     2,299,096
   Additional paid - in capital [Note 3]                                    1,448,038                     1,448,038
                                                                      ---------------               ---------------
                                                                            3,747,134                     3,747,134
Accumulated other comprehensive income                                        (55,892)                      (50,293)
Accumulated deficit                                                        (2,280,582)                   (2,280,905)
                                                                      ---------------               ---------------

Total stockholders' equity                                                  1,410,660                     1,415,936
                                                                      ---------------               ---------------

Total Liabilities and Stockholders' Equity                            $     3,634,464               $     3,399,776
                                                                      ===============               ===============

                          TURBOSONIC TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows
      For the three months ended September 30, 2000 and September 30, 1999
                            (US dollars) (Unaudited)


                                                                             September 30,2000            September 30,1999
Cash flows from operating activities
   Net Income (Loss)                                                         $            323             $        (69,767)
Add (deduct) changes to operations not requiring
   a current cash payment:
   Depreciation and amortization                                                       49,428                       48,259
                                                                             ----------------             ----------------
                                                                                       49,751                     ( 21,508)
                                                                             ----------------             ----------------

   Changes in non-cash working capital balances
    Related to operations:
    (Increase) decrease in accounts receivable                                       (358,254)                      24,803
    (Increase) in income tax recoverable                                                 (600)                      (6,678)
     Decrease (increase) in inventories                                                 3,057                       (3,062)
    (Increase) in deferred contract costs
       and unbilled revenue                                                          (126,002)                    (142,063)
     Decrease in other current assets                                                   7,947                        5,159
    (Increase) in other assets                                                              0                            0
    (Decrease) in accounts payable and
       Accrued charges                                                                 (8,318)                    (103,732)
     Increase in unearned revenue and
       Contract advances                                                              282,773                      260,939
                                                                             ----------------             ----------------
                                                                                     (199,397)                      35,366
                                                                             ----------------             ----------------
     Net cash (applied to) provided by operating activities                          (149,646)                      13,858
                                                                             ----------------             ----------------

Cash flows from investing activities:
       Repayment of capital leases                                                     (6,139)                           0
       Purchase of fixed assets                                                             0                      (13,361)
                                                                             ----------------             ----------------

       Net cash (applied to) investing activities                                      (6,139)                    ( 13,361)
                                                                             ----------------             ----------------
Cash flows from financing activities:
      Shareholders loans                                                                    0                          288
                                                                             ----------------             ----------------

       Net cash provided by financing activities                                            0                          288
                                                                             ----------------             ----------------

Effect of exchange rate change on cash                                                 (3,538)                         923
                                                                             ----------------             ----------------

Net cash (applied) provided during the period                                        (159,323)                       1,708
Cash - beginning of period                                                            407,784                      310,944
                                                                             ----------------             ----------------

Cash - end of period                                                                  248,461                      312,652
                                                                             ================             ================

                 TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2000
                                  (Unaudited)

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

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulations S-X. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending June 30, 2001. These consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2000.

Note 2. Costs and Estimated Earnings on Uncompleted Contracts

                                                                 September 30,2000               June 30, 2000
                                                                 -----------------             -----------------
Costs incurred on uncompleted contracts                           $     3,767,602              $       3,087,601

Estimated earnings                                                      1,203,408                      1,070,693
                                                                  ---------------              -----------------

                                                                        4,971,010                      4,158,294

Less:   billings to date                                                5,274,144                      4,308,629
                                                                  ---------------              -----------------

                                                                  $      (303,134)             $        (150,335)
                                                                  ===============              =================
Included in accompanying balance sheets
under the following captions:

Costs and estimated earnings in excess of
billings on uncompleted contracts                                 $       762,752              $         647,214
Billings in excess of costs and estimated
earnings on uncompleted contracts                                      (1,065,886)                      (797,549)
                                                                  ---------------              -----------------
                                                                  $      (303,134)             $        (150,335)
                                                                  ===============              =================

Note 3.  Loans from Shareholders

An officer and director of the Company, together with another shareholder of the Company, lent an aggregate of $CDN200,000 (representing $129,400 at the exchange rate of $0.647 at such date) to the Company on October 21, 1998. Another officer and director and another shareholder each lent $CDN100,000 (representing $65,490 and $66,620 at the exchange rate of $0.6549 and $0.6662 at the date of their respective loans) to the Company on January 4, 1999 and April 9, 1999, respectively. All of these loans are repayable two years from the date of the loan, bear interest at 10% per annum and are collateralized by a lien upon and security interest in substantially all of the Company's assets. As an inducement to advance these sums to the Company, the lenders were granted detachable warrants to purchase an aggregate of 400,000 common shares of the Company at an initial exercise price of $0.50 through October 31, 2000, increasing to $0.75 thereafter through October 31, 2002 and to $1.00 thereafter through October 31, 2003, respectively. The warrants, whose initial exercise price was greater than the market price of the Company's common shares on the date such warrants were granted, expire on the earlier of October 31, 2003 or 30 days after the Company's shares have closed at a price per share above $1.50 for 10 consecutive trading days on the NASDAQ over-the-counter Bulletin Board. In accordance with APB 14, a portion of the proceeds of the debt securities issued with detachable stock purchase warrants, which is allocated as the fair-value of the warrants, has been accounted for as paid-in capital. The related discount on the debt securities will be amortized over the remaining period to maturity.

Subsequent to the year-end, on July 10, 2000, officers, directors and shareholders agreed to extend the maturity dates of their respective loans by an additional year. Accordingly, the due dates are October 21, 2001, January 4, 2002 and April 9, 2002. As a result of the extended maturity dates, the loans are classified as non-current liabilities in the accompanying financial statements. As an inducement to extend the maturity dates of the loans, the Company has modified the exercise price of the above warrants as follows: for three years after the initial date of the respective loan at an exercise price of $0.50 per share, for a period of two years following the initial three year period at an exercise price of $0.75 per share and for an additional period of one year at an exercise price of $1.00. Additionally, a further 400,000 warrants were granted in the aggregate to the lenders, at an exercise price of $0.5625 per share, commencing on the first day of the extension of their loan for a period of two years. The expiry terms and periods of the warrants have been modified to state the warrants expire 90 days after the Company has notified the warrant holders in writing that the Company's shares have closed at a trading price above $1.50 for 30 consecutive trading days on the NASDAQ over-the-counter Bulletin Board.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Three Months ended September 30, 2000
Compared with Three Months ended September 30, 1999

Nozzle systems revenue decreased by $184,678 (27.1%) to $496,898 for the three month period ended September 30, 2000 from $681,576 for the same period in 1999. The supply of fewer cooling towers in evaporative gas cooling systems is primarily responsible for the decrease in nozzle system revenues.

Scrubber system revenue increased by $937,916 (271.6%) to $1,283,304 for the three month period ended September 30, 2000 from $345,388 for the same period one year earlier. An increase in the number of scrubber/WESP projects being processed has led to the increased revenue recorded for the period. The increase in scrubber system revenues is primarily due to the recognition during this period of a portion of the revenue from the $6.5 million sales of a Wet Electrostatic Precipitator, the Company's largest sale to date.

Cost of nozzle systems decreased by $216,720 (45.3%) to $261,405 for the three months ended September 30, 2000 from $478,125 for the same period in 1999. As a percentage of nozzle systems revenue, the cost of nozzle systems was 52.6% for the three month period ended September 30, 2000 and 70.2% for the same period in 1999. The decreased nozzle system costs is the result of the decreased sales volume discussed above. The improved ratio to sales variance in the current quarter over that of last year is the result of the sale of fewer cooling towers in this period, which typically produce lower margins than other components of the evaporative gas cooling system.

Cost of scrubber systems increased by $902,527 (396.9%) to $1,129,942 for the three month period ended September 30, 2000 from $227,415 for the same period one year earlier. As a percentage of scrubber systems revenue, the cost of scrubber systems was 88.1% versus 65.8% for the same period in 1999. The increased scrubber system costs is the result of the increased sales volume discussed above. The increased percent to sales is the result of favourable variances in 1999 on a number of completed scrubber projects, not duplicated in 2000, together with lower margins on the larger projects in progress in the current fiscal period.

Selling, general and administrative expenses decreased $8,420 (2.5%) to $329,093 for the three month period ended September 30, 2000 from $337,513 for the same period in 1999. As a percentage of total revenue, selling, general and administrative expenses were 18.5% for the quarter ended September 30, 2000 and 32.9% for the same period in 1999. This decrease in percent to revenue is the direct result of the increased volume of revenue for the current period.

Liquidity and Capital Resources

The Company had a negative cash flow from operating activities of $149,646 for the three month period ended September 30, 2000 as compared to positive cash flow of $13,858 for the same period in 1999, an decrease in cash flow of $163,504.

At September 30, 2000, the Company had working capital of $657,596, as compared to working capital as at June 30, 2000 of $631,559, an increase of $26,037. The company's current ratio (current assets divided by current liabilities) was 1.36 and 1.40 as at September 30, 2000 and June 30, 2000, respectively.

The Company's contracts typically provide for progress payments based upon the achievement of performance milestones or the passage of time. The Company's contracts often provide for the Company's customers to retain a portion of the contract price until the achievement of performance guarantees has been demonstrated. The Company attempts to have its progress billings exceed its costs and estimated earnings on uncompleted contracts; however, it is possible, at any point in time, that costs and estimated earnings can exceed progress billings on uncompleted contracts, which would negatively impact cash flow and working capital. At September 30, 2000 and June 30, 2000, "Billings in excess of costs and estimated earnings on uncompleted contracts" exceeded "Deferred contract costs and unbilled revenue" by $303,134 and $150,335 respectively, thereby negatively affecting working capital.


The Company's backlog as at September 30, 2000 was approximately $6,500,000, of which the Company believes all will be shipped prior to the end of the current fiscal year. The Company believes that the projected cash generated from operations, together with the loans from shareholders (see Note 3) will be sufficient to meet its cash needs through the end of the fiscal year ended June 30, 2001.

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

Dated:  November 14, 2000

                                            TURBOSONIC TECHNOLOGIES, INC.


                                             By: /s/  PATRICK J. FORDE
                                                --------------------------------
                                                Patrick J. Forde, President,
                                                Secretary and Treasurer