Form 10QSB
period 2000-12-31
TURBOSONIC TECHNOLOGIES INC
filed 2001-02-20
CIK 900393

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended December 31, 2000

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 12 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________________________

Commission File Number                        0-21832

                          TurboSonic Technologies, Inc.
             (Exact name of registrant as specified in its charter)

         Delaware                                        13-1949528
(State of other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

550 Parkside Drive, Suite A-14,
Waterloo, Ontario, Canada                                             N2L 5V4
(Address of principal executive offices)                            (Zip Code)

                                  519-885-5513
              (Registrant's telephone number, including area code)

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

                                                                [X] Yes [ ] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.
As of December 31, 2000, 10,000,000 shares of Common Stock were outstanding.

                 TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES
                                   Form 10-QSB




                                      INDEX



PART 1 - FINANCIAL INFORMATION                                              PAGE
                                                                            ----
       ITEM 1
       Consolidated statement of Operations
             (Unaudited) for the Three Months and Six Months
             Ended December 31, 2000 and December 31, 1999                   3

       Consolidated Balance Sheets
             At December 31, 2000 (Unaudited) and June 30, 2000 (Audited)    4

       Consolidated Statements of Cash Flow
             (Unaudited) for the Six Months Ended
             December 31, 2000 and December 31, 1999                         5

       Notes to Consolidated Financial Statements
             (Unaudited)                                                   6 - 7

       Item 2.
       Management's Discussion and Analysis of
             Financial Conditions and Results of Operations                7 - 8



PART II - OTHER INFORMATION

       Item 1.    Legal Proceedings                                       9

       Item 2.    Changes in Securities                                   9

       Item 3.    Defaults Upon Senior Securities                         9

       Item 4.    Submission of Matters to a                              9
                  Vote of Security Holders                                9

       Item 5.    Other Information                                       9

       Item 6.    Exhibits and Reports on Form 8-K                        9

                  Signature                                               9

                                            TURBOSONIC TECHNOLOGIES, INC.
                                            AND SUBSIDIARIES
                                            Consolidated Statement of Operations
                                            US dollars  (Unaudited)

                                                For the Three          For the Three            For the Six            For the Six
                                                Months Ended            Months Ended            Months Ended           Months Ended
                                                December 31,            December 31,            December 31,           December 31,
                                                -------------           -------------           ------------           ------------
                                                2000 (note 5)               1999                2000 (note 5)              1999
                                                -------------           -------------           ------------           ------------

Nozzle Systems revenue                            $   702,941           $     913,443           $  1,199,839           $  1,595,019

Scrubber Systems revenue                              852,739                 708,746              2,136,043              1,054,134
                                                -------------           -------------           ------------           ------------

     Total Revenue                                  1,555,680               1,622,189              3,335,882              2,649,153
                                                -------------           -------------           ------------           ------------


Cost of Nozzle Systems                                376,806                 645,413                630,991              1,132,426

Cost of Scrubber Systems                              758,604                 503,582              1,870,887                733,264
                                                -------------           -------------           ------------           ------------

     Total Cost of goods sold                       1,135,410               1,148,995              2,501,878              1,865,690
                                                -------------           -------------           ------------           ------------

     Gross Profit                                     420,270                 473,194                834,004                783,463

Selling, general and administrative
expenses                                              353,789                 343,756                707,761                670,114

Stock-based compensation (recovery)[note 4]           (71,812)                      0                (11,701)                     0

Debt modification expense [note 3]                      8,250                       0                  8,250                      0

Depreciation and amortization                          49,164                  47,695                 98,592                 95,954
                                                -------------           -------------           ------------           ------------

     Total Expenses                                   339,391                 391,451                802,902                766,068
                                                -------------           -------------           ------------           ------------

Income from Operations                                 80,879                  81,743                 31,102                 17,395

Interest (Expense)                                     (9,864)                (10,929)               (19,875)               (16,348)
                                                -------------           -------------           ------------           ------------

Net Income before taxes                                71,015                  70,814                 11,227                  1,047
                                                -------------           -------------           ------------           ------------

Tax Provision                                               0                       0                      0                      0
                                                -------------           -------------           ------------           ------------

Net Income                                        $    71,015                 $70,814            $    11,227           $      1,047

Other comprehensive income: Foreign
currency translation                                    8,125                  34,328                  2,526                 17,954
                                                -------------           -------------           ------------           ------------

Comprehensive income                              $    79,140           $     105,142            $    13,753           $     19,001
                                                =============           =============           ============           ============
Weighted average number of shares
outstanding                                        10,000,000              10,000,000             10,000,000             10,000,000

Incremental shares using treasury method
                                                   10,870,000              10,500,000             10,870,000             10,500,000

Basic EPS                                               0.007                   0.007                  0.001                  0.000

Diluted EPS                                             0.007                   0.007                  0.001                  0.000

                                            TURBOSONIC TECHNOLOGIES, INC.
                                            AND SUBSIDIARIES
                                            Consolidated Balance Sheet
                                            (US dollars)

                                                                         December 31, 2000         June 30, 2000
                                                                           (Unaudited)          (Audited) (note 5)
                                                                         -----------------      ------------------
               Assets
     Current Assets:

        Cash                                                             $   872,805               $   407,784
                                                                         -----------               -----------
        Contracts and accounts receivable, net of allowance
           for doubtful accounts of $61,904 and $61,904                    1,523,307                   972,911
        Deferred contract costs and unbilled revenue                         423,659                   647,214
        Inventories                                                           92,905                   105,729
        Income Tax Receivable                                                  2,472                    25,239
        Other current assets                                                  84,110                    52,947
                                                                         -----------               -----------
     Total current assets                                                  2,999,258                 2,211,824

     Equipment and leasehold improvements,
        at cost, net of accumulated depreciation                             125,080                   142,595
     Patents, less accumulated amortization                                        1                         1
     Goodwill, net of accumulated amortization                               948,679                 1,024,577
     Other assets                                                             20,779                    20,779
                                                                         -----------               -----------

     Total Assets                                                        $ 4,093,798               $ 3,399,776
                                                                         ===========               ===========
          Liabilities and Stockholders' Equity

     Current Liabilities:
        Loans from Shareholders - current [Note 3]                       $   108,239               $         0
        Accounts payable & accrued expenses                                  904,924                   760,938
        Billings in excess of costs and estimated
           earnings on uncompleted contracts                               1,371,991                   797,549
        Obligations under capital leases, current portion                     21,503                    21,778
                                                                         -----------               -----------

     Total Current Liabilities                                             2,406,657                 1,580,265

     Accrued Expenses                                                         56,107                    75,140
     Loans from Shareholders [Note 3]                                         90,570                   268,103
     Obligations under capital leases, long-term portion                      47,236                    60,332
                                                                         -----------               -----------
                                                                           2,600,570                 1,983,840

     Stockholders' Equity:
        Authorized Share Capital
         21,800,000 common shares par value $0.10 per share
         8,200,000 exchangeable common shares par value
                        $0.10 per share

        Issued Share Capital
         1,800,000 common shares                                                --                        --
         8,200,000 exchangeable shares                                     2,299,096                 2,299,096
        Additional paid - in capital [Notes 3 & 4]                         1,555,638                 1,492,099
                                                                         -----------               -----------
                                                                           3,854,734                 3,791,195
     Accumulated other comprehensive income                               (   47,767)               (   50,293)
     Accumulated deficit                                                  (2,313,739)               (2,324,966)
                                                                         -----------               -----------


     Total stockholders' equity                                            1,493,228                 1,415,936
                                                                         -----------               -----------


     Total Liabilities and Stockholders' Equity                          $ 4,093,798               $ 3,399,776
                                                                         ===========               ===========

              TURBOSONIC TECHNOLOGIES, INC.
              AND SUBSIDIARIES
              Consolidated Statement of Cash Flows
              For the six months ended December 31, 2000 and December 31, 1999
              (US dollars)     (Unaudited)


                                                                             December 31,2000                December 31,1999


Cash flows from operating activities
   Net Income                                                                $         11,227             $          1,047
Add changes to operations not requiring
   a current cash payment:
   Stock-based compensation expense                                                  ( 11,701)                           0
   Debt modification expense                                                            8,250                            0
   Depreciation and amortization                                                       98,592                       95,954
                                                                             ----------------             ----------------
                                                                                      106,368                       97,001
                                                                             ----------------             ----------------

Changes in non-cash working capital balances
   Related to operations:
    (Increase) in accounts receivable                                                (559,699)                    (471,255)
     Decrease in income tax recoverable                                                22,437                       48,570
     Decrease (increase) in inventories                                                12,479                     ( 12,102)
     Decrease (increase) in deferred contract costs
       and unbilled revenue                                                           215,797                     (376,494)
     (Increase) decrease in other current assets                                     ( 31,584)                      14,032
     (Increase) in other assets                                                             0                     (    364)
     Increase in accounts payable and
       Accrued charges                                                                141,717                      140,681
     Increase in unearned revenue and
       Contract advances                                                              582,236                      604,959
                                                                             ----------------             ----------------
                                                                                      383,383                     ( 51,973)
                                                                             ----------------             ----------------
     Net cash provided by operating activities                                        489,751                       45,028
                                                                             ----------------             ----------------

Cash flows from investing activities:
       Repayment of capital leases                                                  (  12,437)                           0
       Purchase of capital assets                                                   (   5,180)                    ( 19,417)
                                                                             -----------------            -----------------

       Net cash (applied to)investing activities                                     ( 17,617)                    ( 19,417)
                                                                             ----------------             ----------------

Cash flows from financing activities:
      Other loans                                                                           0                       19,574
      Shareholders loans                                                                    0                        5,856
                                                                             ----------------             ----------------

       Net cash provided by financing activities                                            0                       25,430
                                                                             ----------------             ----------------

Effect of exchange rate change on cash                                               (  7,113)                      17,954
                                                                             -----------------            ----------------

Net cash provided during the period                                                   465,021                       68,995
Cash - beginning of period                                                            407,784                      310,944
                                                                             ----------------             ----------------

Cash - end of period                                                         $        872,805             $        379,939
                                                                             =================            =================

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2000
(Unaudited)

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

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulations S-X. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended December 31, 2000 are not necessarily indicative of the results that may be expected for the year ending June 30, 2001. These consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2000.


Note. 2. Costs and Estimated Earnings on Uncompleted Contracts

                                                    December 31,2000      June 30, 2000
                                                    ----------------      -------------

     Costs incurred on uncompleted contracts          $ 3,883,722         $ 3,087,601

     Estimated earnings                                 1,164,279           1,070,693
                                                      -----------         -----------

                                                        5,048,001           4,158,294

     Less: billings to date                             5,996,333           4,308,629
                                                      -----------         -----------

                                                      $  (948,332)        $  (150,335)
                                                      ===========         ===========
     Included in accompanying balance sheets
     under the following captions:

     Costs and estimated earnings in excess of
     billings on uncompleted contracts                $   423,659         $   647,214
     Billings in excess of costs and estimated
     earnings on uncompleted contracts                 (1,371,991)           (797,549)
                                                      -----------         -----------
                                                      $  (948,332)        $  (150,335)
                                                      ===========         ===========


Note 3. Loans from Shareholders

An officer and director of the Company, together with another shareholder of the Company, lent an aggregate of $CDN200,000 (representing $129,400 at the exchange rate of $0.647 at such date) to the Company on October 21, 1998. Another officer and director and another shareholder each lent $CDN100,000 (representing $65,490 and $66,620 at the exchange rate of $0.6549 and $0.6662 at the date of their respective loans) to the Company on January 4, 1999 and April 9, 1999, respectively. All of these loans are repayable two years from the date of the loan, bear interest at 10% per annum and are collateralized by a lien upon and security interest in substantially all of the Company's assets. As an inducement to advance these sums to the Company, the lenders were granted detachable warrants to purchase an aggregate of 400,000 common shares of the Company at an initial exercise price of $0.50 through October 31, 2000, increasing to $0.75 thereafter through October 31, 2002 and to $1.00 thereafter through October 31, 2003, respectively. The warrants, whose initial exercise price was greater than the market price of the Company's common shares on the date such warrants were granted, expire on the earlier of October 31, 2003 or 30 days after the Company's shares have closed at a price per share above $1.50 for 10 consecutive trading days on the NASD Electronic Bulletin Board. In accordance with APB 14, a portion of the proceeds of the debt securities issued with detachable stock purchase warrants, which is allocated as the fair-value of the warrants, has been accounted for as paid-in capital. The related discount on the debt securities will be amortized over the remaining period to maturity.

On July 10, 2000, officers, directors and shareholders agreed to extend the maturity dates of their respective loans by an additional year. Accordingly, the due dates are October 21, 2001, January 4, 2002 and April 9, 2002. As a result of the extended maturity dates, two of the loans are classified as non-current liabilities in the accompanying financial statements. As an inducement to extend the maturity dates of the loans, the Company has modified the exercise price of the above warrants as follows: for three years after the initial date of the respective loan at an exercise price of $0.50 per share, for a period of two years following the initial three year period at an exercise price of $0.75 per share and for an additional period of one year at an exercise price of $1.00. Additionally, a further 400,000 warrants were granted in the aggregate to the lenders, at an exercise price of $0.5625 per share, commencing on the first day of the extension of their loan for a period of two years. The expiry terms and periods of the warrants have been modified to state the warrants expire 90 days after the Company has notified the warrant holders in writing that the Company's shares have closed at a trading price above $1.50 for 30 consecutive trading days on the NASDAQ over-the-counter Bulletin Board. In accordance with EITF 96-19, the modification of the term of the shareholder loan was not considered to result in a substantially different debt instrument. The new warrants and the modification of existing warrants were recorded at fair value as debt modification costs ($75,240) when the warrants were issued in October 2000 and are being amortized using the interest method over the new term of the debt.

Note 4. 2000 Stock Option Plan

The Company has concluded that its 2000 Stock Option Plan should be accounted for as a variable plan in acordance with FIN 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. The
Compnay's financial statements for fiscal 2000 and Q1 of fiscal 2001 will be amended to account for the variable stock options plans. The effect of the amendments are as follows:

                                 Year ended June 30, 2000  Q1 September 30, 2000

Increase in compensation expense          $44,061                  $60,111
Increase in net loss                      $44,061                  $60,111
Increase in assets                             --                       --
Increase in liabilities                        --                       --
Increase in Stockholders' equity               --                       --



Note 5. Amendments to Previous Statements

The Company intends to amend its financial statements for the periods ended June 30, 2000 and September 30, 2000 to conform to the financial statements contained herein. Refer to note 4.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Three Months ended December 31, 2000
Compared with Three Months ended December 31, 1999

Nozzle systems revenue decreased by $210,502 (23.0%) to $702,941 for the three month period ended December 31, 2000 from $913,443 for the same period in 1999. The supply of fewer cooling towers in evaporative gas cooling systems is primarily responsible for the decrease in nozzle system revenues.

Scrubber system revenue increased by $143,993 (20.3%) to $852,739 for the three month period ended December 31, 2000 from $708,746 for the same period one year earlier. An increase in the number of scrubber/WESP projects being processed has led to the increased revenue recorded for the period. The increase in scrubber system revenues is primarily due to the recognition during this period of a portion of the revenue from the $6.5 million sales of a Wet Electrostatic Precipitator, the Company's largest sale to date.

Cost of nozzle systems decreased by $268,607 (41.6%) to $376,806 for the three months ended December 31, 2000 from $645,413 for the same period in 1999. As a percentage of nozzle systems revenue, the cost of nozzle systems was 53.6% for the three month period ended December 31, 2000 and 70.7% for the same period in 1999. The decreased nozzle system costs is the result of the decreased sales volume discussed above. The improved ratio to sales variance in the current quarter over that of last year is the result of the sale of fewer cooling towers in this period, which typically produce lower margins than other components of the evaporative gas cooling system.

Cost of scrubber systems increased by $255,022 (50.6%) to $758,604 for the three month period ended December 31, 2000 from $503,582 for the same period one year earlier. As a percentage of scrubber systems revenue, the cost of scrubber systems was 89.0% versus 71.1% for the same period in 1999. The increased scrubber system costs is the result of the increased sales volume discussed above. The increased percent to sales is the result of favourable variances in 1999 on a number of completed scrubber projects, not duplicated in 2000, together with lower margins on the larger projects in progress in the current fiscal period.

Selling, general and administrative expenses increased $10,033 (2.9%) to $353,789 for the three month period ended December 31, 2000 from $343,756 for the same period in 1999. As a percentage of total revenue, selling, general and administrative expenses were 22.7% for the quarter ended December 31, 2000 and 21.2% for the same period in 1999. This increase in percent to revenue is the direct result of the decreased volume of revenue for the current period. Also included in total expenses were the stock-based compensation recovery ($71,812)[note 4] and debt modification ($8,250) expense [note 3].


Six Months ended December 31, 2000
Compared with Six Months ended December 31, 1999

Nozzle systems revenue decreased by $395,180 (24.8%) to $1,199,839 for the six month period ended December 31, 2000 from $1,595,019 for the same period in 1999. The supply of fewer cooling towers in evaporative gas cooling systems is primarily responsible for the decrease in nozzle system revenues.

Scrubber system revenue increased by $1,081,909 (102.6%) to $2,136,043 for the six month period ended December 31, 2000 from $1,054,134 for the same period one year earlier. An increase in the number of scrubber/WESP projects being processed has led to the increased revenue recorded for the period. The increase in scrubber system revenues is primarily due to the recognition during this period of a portion of the revenue from the $6.5 million sales of a Wet Electrostatic Precipitator.

Cost of nozzle systems decreased by $501,435 (44.3%) to $630,991 for the six months ended December 31, 2000 from $1,132,426 for the same period in 1999. As a percentage of nozzle systems revenue, the cost of nozzle systems was 52.6% for the six month period ended December 31, 2000 and 71.0% for the same period in 1999. The decreased nozzle system costs is the result of the decreased sales volume discussed above. The improved ratio to sales variance in the current quarter over that of last year is the result of the sale of fewer cooling towers in this period, which typically produce lower margins than other components of the evaporative gas cooling system.

Cost of scrubber systems increased by $1,137,623 (155.2%) to $1,870,887 for the six month period ended December 31, 2000 from $733,264 for the same period one year earlier. As a percentage of scrubber systems revenue, the cost of scrubber systems was 87.6% versus 69.6% for the same period in 1999. The increased scrubber system costs is the result of the increased sales volume discussed above. The increased percent to sales is the result of favourable variances in 1999 on a number of completed scrubber projects, not duplicated in 2000, together with lower margins on the larger projects in progress in the current fiscal period.

Selling, general and administrative expenses increased $37,647 (5.6%) to $707,761 for the six month period ended December 31, 2000 from $670,114 for the same period in 1999. As a percentage of total revenue, selling, general and administrative expenses were 21.2% for the half-year ended December 31, 2000 and 25.3% for the same period in 1999. The increased costs are the result of the upgraded marketing program, which commenced in the third quarter of fiscal 2000. The decrease in percent to revenue is the direct result of the increased volume of revenue for the current period. Also included in the total expenses were the stock-based compensation recovery ($11,701)[note 4] and debt modification ($8,250) expenses [note 3].


Liquidity and Capital Resources

The Company had a positive cash flow from operating activities of $489,751 for the six month period ended December 31, 2000 as compared to positive cash flow of $45,028 for the same period in 1999, an increase in cash flow of $444,723.

At December 31, 2000, the Company had working capital of $592,601, as compared to working capital as at June 30, 2000 of $631,559, a decrease of $38,958. The Company's current ratio (current assets divided by current liabilities) was 1.25 and 1.40 as at December 31, 2000 and June 30, 2000, respectively.

The Company's contracts typically provide for progress payments based upon the achievement of performance milestones or the passage of time. The Company's contracts often provide for the Company's customers to retain a portion of the contract price until the achievement of performance guarantees has been demonstrated. The Company attempts to have its progress billings exceed its costs and estimated earnings on uncompleted contracts; however, it is possible, at any point in time, that costs and estimated earnings can exceed progress billings on uncompleted contracts, which would negatively impact cash flow and working capital. At December 31, 2000 and June 30, 2000, "Billings in excess of costs and estimated earnings on uncompleted contracts" exceeded "Deferred contract costs and unbilled revenue" by $948,332 and $150,335 respectively.


The Company's backlog as at December 31, 2000 was approximately $7,200,000, of which the Company believes all will be shipped prior to the end of the current fiscal year. The Company believes that the projected cash generated from operations, together with the loans from shareholders (see Note 3) will be sufficient to meet its cash needs through the end of the fiscal year ended June 30, 2001.


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

Part II - Other Information
---------------------------

Item 1.  None

Item 2.  None

Item 3.  None

Item 4.  None

Item 5.  None

Item 6.  (a)      None
         (b)      Reports on Form 8-K;
                           None




                                    Signature
                                    ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated:  February 22, 2001


                                             TURBOSONIC TECHNOLOGIES, INC.



                                             By:   /s/  PATRICK J. FORDE
                                                 -------------------------------
                                                 Patrick J. Forde, President,
                                                 Secretary and Treasurer