Form 10KSB/A
period 2000-06-30
TURBOSONIC TECHNOLOGIES INC
filed 2001-02-28
CIK 900393

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------

                                  FORM 10-KSB/A

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

         Title of Each Class                         Name of Each Exchange
         -------------------                         on Which Registered
                                                     -------------------

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

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                      DOCUMENTS INCORPORATED BY REFERENCE

================================================================================

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

     (b) Financial Information About Industry Segments

     Reference is made to Note 18 of the Notes to the Consolidated Financial Statements, which information is incorporated herein by reference.

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

     The following table reflects the approximate percentages of the Company's revenue derived from its principal customer categories during the fiscal years indicated:

                                                          Year Ended
                                                           June 30,
                                                       ----------------
                                                       2000        1999
                                                       ----        ----

Hazardous waste incineration ...............             3%          3%
Solid waste incineration ...................             5%          5%
Chemical and mining processing .............            53%         43%
Metallurgical processing ...................            13%         10%
Dust suppression ...........................             1%          6%
Pulp and paper .............................            21%         21%
Other ......................................             4%         12%
                                                       ---         ---
                                                       100%        100%
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

     The following table reflects the approximate percentages of the Company's revenue derived from its principal products and systems during the fiscal years indicated below:

                                                                  Year Ended
                                                                   June 30,
                                                               ----------------
                                                               2000        1999
                                                               ----        ----

Evaporative gas cooling and conditioning systems .........      35%         39%
Wet Electrostatic Precipitation Systems (WESP) ...........      25%         --%
Wet scrubber systems .....................................      22%         35%
SO2 recovery system ......................................      --%          3%
Dust control and suppression systems .....................       1%          8%
Other nozzle systems .....................................      17%         15%
                                                               ---         ---
                                                               100%        100%
                                                               ===         ===

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

     SoniChem NCG Chemical Oxidizers

     The Company's  SoniChem  Chemical Oxidizer system for  Non-Condensable  Gas
(NCG) treatment chemically destroys odorous compounds including sulfides and mercaptan emissions from pulping operations. A new alternative to traditional thermal oxidation, SoniChem requires less than 50% of the capital and operating costs of thermal oxidation, requires no fuel, has no internal packing to maintain, operates only when needed and requires no additional treatment equipment

     The Company has supplied equipment for NCG gas treatment associated with the traditional method of thermal oxidation. One of the SoniChem installations has been in operation for over one year at a pulp mill. The successful operating data from this installation will allow the Company to market this technology to the pulp and paper industry.

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

     The following table reflects the approximate percentages of the Company's revenue derived from United States, Canadian and foreign sales during the fiscal years indicated below:

                                                   Year Ended
                                                    June 30,
                                               ------------------
                                               2000          1999
                                               ----          ----

United States ........................          83%           61%
Canada ...............................          13            22
South and Central America ............           2            10
Far East .............................           1             5
Other ................................           1             2
                                               ---           ---
                                               100%          100%
                                               ===           ===

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

                                                     Common Stock (1)
                                                   -------------------
                                                     High         Low
                                                     ----         ---

Fiscal Year Ended June 30, 1999:
     First Quarter ............................    $ 0.687     $ 0.375
     Second Quarter ...........................    $ 0.562     $ 0.04
     Third Quarter ............................    $ 0.593     $ 0.20
     Fourth Quarter ...........................    $ 0.562     $ 0.25

Fiscal Year Ended June 30, 2000:
     First Quarter ............................    $ 0.531     $ 0.312
     Second Quarter ...........................    $ 0.49      $ 0.25
     Third Quarter ............................    $ 2.125     $ 0.26
     Fourth Quarter ...........................    $ 1.25      $ 0.531

-------------
(1) The above quotations represent prices between dealers and do not include retail mark up, markdown or commissions. They do not necessarily represent actual transactions.

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

Total expenses including selling, general and administrative expenses, increased by $336,473 to $1,742,135 as contrasted with $1,405,662 for the same period in 1999. A portion of these incremental costs relate to increased marketing activities in general with specific emphasis on the WESP product line. These increased costs are also the result of additional sales and engineering personnel who were hired to meet the growing demand for the Company's products. Also included are stock-based compensation expenses ($44,061) relating to the 2000 Stock Option Plan [see note 12] of the Financial Statements. Expressed as a percentage of total revenue, the total expenses were 28% for the current twelve month period ended June 30, 2000 and 36% for the preceding fiscal period.

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

Item 7.  Financial Statements

     Reference is made to pages F-1 through F-27 comprising a portion of this Annual Report on Form 10-KSB.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

         The Company's executive officers and directors are as follows:

         Name                    Age          Positions and Offices
         ----                    ---          -----------------------

Dr. Donald R. Spink, Sr.         77           Director

Edward F. Spink                  46           Chairman of the Board and CEO

Patrick J. Forde                 67           President, Secretary/Treasurer
                                                and Director

Richard H. Hurd                  63           Director and Assistant Secretary

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

Item 10. Executive Compensation

Summary Compensation

     Set forth below is the aggregate compensation for services rendered in all capacities to the Company during its fiscal years ended June 30, 2000, 1999 and 1998 to its chief executive officer. No other officer received compensation exceeding $100,000 during its fiscal year ended June 30, 2000 (the "Named Officer"):

                                                                                      LONG TERM
                                   ANNUAL COMPENSATION                               COMPENSATION
                                   -------------------                               ------------
AWARDS
------

NAME AND                    YEAR                                          RESTRICTED     NUMBER OF
PRINCIPAL                   ENDED         FISCAL                            STOCK       OPTIONS AND
POSITION                   JUNE 30,       SALARY         COMMISSIONS        AWARDS        WARRANTS
--------                   -------        ------         -----------      ----------      --------
Edward F. Spink             2000          $67,797          $11,156 (2)        --           50,000
 CEO                        1999          $66,243(1)       $ 3,505 (1)        --               --
                            1998          $30,754          $52,231            --               --

----------
(1) Commissions represent a fixed percentage of sales recorded in each fiscal year. Effective July 1, 1998, Edward F. Spink's compensation was revised to include a base salary of $100,000 Canadian (US$68,000 at $1.47) plus a discretionary bonus to be determined at the end of each fiscal year by the Board of Directors. (2) Effective July 1, 1999 Mr. Spink's compensation was revised to include a sales commission on Scrubber System sales rather than the discretionary bonus.

Option Grants in Fiscal 2000

                            Number of Shares             % of Total
                               Underlying              Options Granted          Exercise             Expiry
                             Options Granted            to Employees              Price               Date
                            ----------------           ---------------          --------           -----------
Edward F. Spink                  50,000                     10%                   0.40             October 15, 2000

Aggregate Option and Warrant Exercises in Last Fiscal Year and Fiscal Year End Option Values

                                                              Number of Securities
                  Number of Shares                            Underlying Unexercised              Value of Unexercised
                    Acquired on              Value            Options or Warrants at              In-The-MoneyOptions
                      Exercise              Received              Fiscal Year End                  at Fiscal Year End
                --------------------      ------------       ------------------------           ------------------------
                                                          Exercisable      Unexercisable      Exercisable    Unexercisable
                                                          -----------      -------------      -----------    -------------
Edward F. Spink           0                   $0.00            0               50,000            $0.00          $14,350

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

                                        Amount and
Name of                                  Nature of                Approximate
Beneficial Owner or                     Beneficial                Percentage
Identity of Group                       Ownership(1)               of Class
-------------------                     ------------               --------

Dr. Donald R. Spink, Sr. *             3,414,432(2)(5)               32.5%

Edward F. Spink *                        465,338                      4.4%

Patrick J. Forde  *                      819,158(3)(5)                7.8%

Richard H. Hurd**                        213,938(4)                   2.0%

Canadian Venture Founders              1,334,979                     12.7%
    293 Church Street
    Oakville, Ontario L6J 1N9
    Canada

All executive officers                 4,912,866(2)-(5)              46.7%
    and directors as a
    group (4 persons)
-------------
* 550 Parkside Drive, Suite A-14, Waterloo, Ontario N2L 5V4, Canada.

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

(5) Includes detachable warrants for each of Dr. Donald Spink and Mr. Patrick Forde to purchase 100,000 common shares at an initial exercise price of $0.50 through October 31, 2000, increasing to $0.75 thereafter through October 31, 2002 and to $1.00 thereafter through October 31, 2003, respectively (see Note 9 to the Consolidated Financial Statements).

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

                                     PART IV


Item 13. Exhibits and Reports on Form 8-K


(a) Exhibits, List and Reports on Form 8-K:

     (i) Exhibits
         21 - Subsidiaries
         27 - Financial Data Schedule

(b) Reports on Form 8K

         None.

                                   SIGNATURES

     In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant has caused this report or amendment thereto to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            TURBOSONIC TECHNOLOGIES, INC.


                                            By: /s/ Patrick J. Forde
                                               -------------------------
                                                  Patrick J. Forde,
                                                      President

Date: February 28, 2001

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

As discussed in note 20, the Company has revised its financial statements as of and for the year ended June 30, 2000 for its accounting for variable stock options.


                                                    /s/ Ernst & Young LLP

                                                        Ernst & Young LLP

Kitchener, Canada,
August 31, 2000 [except for note 20,                 Chartered Accountants
which is as of February 16, 2001].

TurboSonic Technologies, Inc. and Subsidiaries
[Incorporated under the laws of Delaware, United States of America]

                           CONSOLIDATED BALANCE SHEETS

As at June 30                               [expressed in United States dollars]

                                                               2000         1999
                                                                 $            $
--------------------------------------------------------------------------------
                                                          [restated
                                                           note 20]

ASSETS
Current
Cash                                                       407,784       310,944
Accounts receivable [note 4]                               972,911       475,804
Investment tax credits receivable                               --        57,497
Income taxes receivable                                     25,239        18,682
Inventories [note 5]                                       105,729       126,764
Deferred contract costs and unbilled revenue [note 6]      647,214       106,275
Other current assets                                        52,947        74,600
--------------------------------------------------------------------------------
Total current assets                                     2,211,824     1,170,566
--------------------------------------------------------------------------------
Capital assets [note 7]                                    142,595        89,519
Goodwill, less accumulated amortization [note 8]         1,024,577     1,202,374
Other assets                                                20,780        20,415
--------------------------------------------------------------------------------
                                                         1,187,952     1,312,308
--------------------------------------------------------------------------------
Total assets                                             3,399,776     2,482,874
--------------------------------------------------------------------------------

See accompanying notes

                                                                          2000               1999
                                                                            $                  $
-------------------------------------------------------------------------------------------------
                                                                     [restated
                                                                       note 20]
LIABILITIES AND SHAREHOLDERS' EQUITY
Current
Accounts payable                                                       507,290            265,612
Accrued charges                                                        253,648            279,210
Obligations under capital leases, current portion [note 10]             21,778                 --
Unearned revenue and contract advances [note 6]                        797,549            143,529
-------------------------------------------------------------------------------------------------
Total current liabilities                                            1,580,265            688,351
-------------------------------------------------------------------------------------------------
Accrued charges                                                         75,140            113,206
Loans from shareholders [note 9]                                       268,103            266,964
Obligations under capital leases, long-term portion [note 10]           60,332                 --
-------------------------------------------------------------------------------------------------
                                                                     1,983,840          1,068,521
-------------------------------------------------------------------------------------------------
Commitments and contingencies [note 11]
Shareholders' equity
Share capital [note 12]
   Authorized
    21,800,000  common  shares,  par value  $0.10 per  share
     8,200,000  Class B exchangeable shares, par value [note 12]
                 $0.10 per share
   Issued
     3,767,436  common shares [1999 - 1,800,000]
     6,232,564  Class B exchangeable shares [1999 - 8,200,000]       2,299,096          2,299,096
Additional paid-in capital [note 12]                                 1,492,099          1,448,038
-------------------------------------------------------------------------------------------------
                                                                     3,791,195          3,747,134
Accumulated other comprehensive income                                 (50,293)           (20,936)
(Deficit)                                                           (2,324,966)        (2,311,845)
-------------------------------------------------------------------------------------------------
Total shareholders' equity                                           1,415,936          1,414,353
-------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                           3,399,776          2,482,874
=================================================================================================

TurboSonic Technologies, Inc. and Subsidiaries

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

Year ended June 30                          [expressed in United States dollars]


                                                                         2000               1999
                                                                           $                  $
-------------------------------------------------------------------------------------------------
                                                                     [restated
                                                                       note 20]
CONTRACT REVENUE AND SALES                                           6,181,562          3,856,842
Contract costs and cost of sales                                     4,390,249          2,355,635
-------------------------------------------------------------------------------------------------
Gross margin                                                         1,791,313          1,501,207
-------------------------------------------------------------------------------------------------

EXPENSES
Selling, general and administrative                                  1,660,763          1,420,659
Research and development [note 13]                                      37,311            (14,997)
Stock-based compensation expense [note 12]                              44,061                 --
-------------------------------------------------------------------------------------------------
                                                                     1,742,135          1,405,662
-------------------------------------------------------------------------------------------------
Income from operations                                                  49,178             95,545
Interest (expense)                                                     (37,471)           (14,683)
-------------------------------------------------------------------------------------------------
Income before provision for income taxes                                11,707             80,862
Provision for income taxes [note 14]                                    24,828             24,909
-------------------------------------------------------------------------------------------------
(Loss) income before extraordinary item                                (13,121)            55,953
Extinguishment of debt [note 15]                                            --            113,358
-------------------------------------------------------------------------------------------------
Net (loss) income                                                      (13,121)           169,311
Other comprehensive (loss):
   Foreign currency translation adjustment                             (29,357)            (2,522)
-------------------------------------------------------------------------------------------------
Comprehensive (loss) income                                            (42,478)           166,789
=================================================================================================

Basic earnings per share [note 16]
Income before extraordinary item                                         $0.00              $0.01
Extraordinary item                                                        0.00               0.01
-------------------------------------------------------------------------------------------------
                                                                         $0.00              $0.02
=================================================================================================

Diluted earnings per share [note 16]
Income before extraordinary item                                         $0.00              $0.01
Extraordinary item                                                        0.00               0.01
-------------------------------------------------------------------------------------------------
                                                                         $0.00              $0.02
=================================================================================================

Basic weighted average shares [note 16]                             10,000,000         10,000,000
=================================================================================================
Diluted weighted average shares [note 16]                           10,500,000         10,600,000
=================================================================================================

See accompanying notes

TurboSonic Technologies Inc. and Subsidiaries


                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

Year ended June 30                          [expressed in United States dollars]

                                                                                                  Accumulated
                                           Exchangeable &           Additional                       other
                                            common stock             paid-in      Accumulated    comprehensive      Total
                                        Shares        Amount         capital        deficit         income         equity
                                           #             $              $              $               $              $
--------------------------------------------------------------------------------------------------------------------------
                                                                    [restated     [restated                     [restated
                                                                      note 20]      note 20]                      note 20]
Balance - June 30, 1998               10,000,000     2,299,096       1,439,586     (2,481,156)     (18,384)     1,239,142
Detachable warrants [note 9]                  --            --           8,452             --           --          8,452
Net income                                    --            --              --        169,311           --        169,311
Translation adjustment                        --            --              --             --       (2,552)        (2,552)
--------------------------------------------------------------------------------------------------------------------------
Balance - June 30, 1999               10,000,000     2,299,096       1,448,038     (2,311,845)     (20,936)     1,414,353
Net (loss)                                    --            --              --        (13,121)          --        (13,121)
Stock-based compensation [note 12]            --            --          44,061             --           --         44,061
Translation adjustment                        --            --              --             --      (29,357)       (29,357)
--------------------------------------------------------------------------------------------------------------------------
Balance - June 30, 2000               10,000,000     2,299,096       1,492,099     (2,324,966)     (50,293)     1,415,936
==========================================================================================================================

See accompanying notes

TurboSonic Technologies, Inc. and Subsidiaries


                      CONSOLIDATED STATEMENTS OF CASH FLOWS


Year ended June 30                          [expressed in United States dollars]


                                                            2000          1999
                                                              $             $
--------------------------------------------------------------------------------
                                                        [restated
                                                         note 20]

OPERATING ACTIVITIES
Net (loss) income                                         (13,121)      169,311
Add charge to operations not requiring a
   current cash payment:
    Stock-based compensation expense [note 12]             44,061            --
    Depreciation and amortization                         195,616       193,186
--------------------------------------------------------------------------------
                                                          226,556       362,497
Adjustment to goodwill                                         --        31,314
Changes in non-cash working capital balances related
   to operations [note 17]                               (129,743)     (418,038)
--------------------------------------------------------------------------------
Cash provided by (applied to) operating activities         96,813       (24,227)
--------------------------------------------------------------------------------

INVESTING ACTIVITIES
Purchase of capital assets                                 (4,417)      (12,502)
--------------------------------------------------------------------------------
Cash (applied to) investing activities                     (4,417)      (12,502)
--------------------------------------------------------------------------------

FINANCING ACTIVITIES
Repayment of capital leases                               (12,996)           --
Shareholder loans                                              --       273,411
--------------------------------------------------------------------------------
Cash (applied to) provided by financing activities        (12,996)      273,411
--------------------------------------------------------------------------------
Effect of exchange rate changes on cash                    17,440         4,985
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Net cash provided during year                              96,840       241,667
Cash, beginning of year                                   310,944        69,277
--------------------------------------------------------------------------------
Cash, end of year                                         407,784       310,944
================================================================================

Cash paid for:
Interest                                                   42,277        31,217
Income taxes                                               41,261           583
================================================================================

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

4. ACCOUNTS RECEIVABLE

                                                         2000              1999
                                                           $                 $
--------------------------------------------------------------------------------
Trade accounts receivable                             981,799           480,272
Other receivables                                      53,016            62,296
Allowance for doubtful accounts                       (61,904)          (66,764)
--------------------------------------------------------------------------------
                                                      972,911           475,804
================================================================================


Bad debt expense was $4,818 in 2000 and $5,870 in 1999.

TurboSonic Technologies, Inc. and Subsidiaries


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


June 30, 2000                               [expressed in United States dollars]

5. INVENTORIES

                                                                          2000               1999
                                                                            $                  $
-------------------------------------------------------------------------------------------------
Raw materials                                                            5,657              9,973
Finished goods                                                         314,971            331,267
Reserve for obsolescence                                              (214,899)          (214,476)
-------------------------------------------------------------------------------------------------
                                                                       105,729            126,764
=================================================================================================

6. COST AND ESTIMATED EARNINGS ON UNCOMPLETED
   CONTRACTS

                                                                          2000               1999
                                                                            $                  $
-------------------------------------------------------------------------------------------------
Costs incurred on uncompleted contracts                              3,087,601          1,339,702
Estimated earnings                                                   1,070,693            518,467
-------------------------------------------------------------------------------------------------
                                                                     4,158,294          1,858,169
Less billings to date                                               (4,308,629)        (1,895,423)
-------------------------------------------------------------------------------------------------
                                                                      (150,335)           (37,254)
=================================================================================================

Included in the accompanying balance sheets under the following captions:

                                                                          2000               1999
                                                                            $                  $
-------------------------------------------------------------------------------------------------
Costs and estimated earnings in excess of billings on
   uncompleted contracts                                               647,214            106,275
Billings in excess of costs and estimated earnings on
   uncompleted contracts                                              (797,549)          (143,529)
-------------------------------------------------------------------------------------------------
                                                                      (150,335)           (37,254)
=================================================================================================

TurboSonic Technologies, Inc. and Subsidiaries


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


June 30, 2000                               [expressed in United States dollars]

7. CAPITAL ASSETS

                                                                        Accumulated      Net Book
                                                           Cost        Depreciation        Value
2000                                                         $               $               $
-------------------------------------------------------------------------------------------------
Office equipment                                          455,573          379,713         75,860
Other equipment                                           369,041          313,924         55,117
Leasehold improvements                                     23,678           12,060         11,618
-------------------------------------------------------------------------------------------------
                                                          848,292          705,697        142,595
=================================================================================================

                                                                        Accumulated      Net Book
                                                           Cost        Depreciation        Value
1999                                                         $               $               $
-------------------------------------------------------------------------------------------------
Office equipment                                          404,815          361,590         43,225
Other equipment                                           337,080          306,595         30,485
Leasehold improvements                                     23,936            8,127         15,809
-------------------------------------------------------------------------------------------------
                                                          765,831          676,312         89,519
=================================================================================================


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

TurboSonic Technologies, Inc. and Subsidiaries


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


June 30, 2000                               [expressed in United States dollars]

8. GOODWILL

                                               Accumulated        Net Book
                                   Cost        Amortization         Value
2000                                 $               $               $
---------------------------------------------------------------------------
                                1,557,191        532,614          1,024,577


                                   Cost        Amortization         Value
1999                                 $               $               $
---------------------------------------------------------------------------
                                1,558,579        356,205          1,202,374

Amortization charged to income in fiscal 2000 was $176,409 [$162,255 in 1999]. In 1999, $31,314 in tax benefits arising from the recognition of loss carryforwards were used to reduce the carrying amount of goodwill.

9. LOANS FROM SHAREHOLDERS

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

9. LOANS FROM SHAREHOLDERS cont'd

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

10. OBLIGATIONS UNDER CAPITAL LEASES

The Company has entered into certain capital leases for computer hardware and software.

The following is a schedule of the future minimum lease payments.

                                                                          $
----------------------------------------------------------------------------

2001                                                                  33,788
2002                                                                  31,643
2003                                                                  23,705
2004                                                                   3,767
2005                                                                   3,453
----------------------------------------------------------------------------
Total minimum lease payments                                          96,356
Less amount representing interest                                     14,246
----------------------------------------------------------------------------
                                                                      82,110
Less current portion                                                  21,778
----------------------------------------------------------------------------
                                                                      60,332
============================================================================

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


June 30, 2000                               [expressed in United States dollars]

11. COMMITMENTS AND CONTINGENCIES

[a]  Operating leases

The Company has entered into operating leases for office equipment and premises. Minimum annual payments under these leases for years after June 30, 2000 and in total are as follows:

                                                                $
------------------------------------------------------------------

2001                                                       121,169
2002                                                        75,024
2003                                                        12,596
2004                                                           304
2005                                                           304
------------------------------------------------------------------
                                                           209,397
==================================================================

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

12. SHAREHOLDERS' EQUITY

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

Stock-based compensation

The Company accounts for option grants in accordance with APB Opinion No. 25, Accounting for Stock Issues to Employees.

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

12. SHAREHOLDERS' EQUITY cont'd

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

The Company accounts for these variable stock option plans in accordance with FIN 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. Stock-based compensation expense totaling $44,061 has been recognized during fiscal 2000 for variable stock options granted to date.

Certain directors were granted options in fiscal 1998, which vested immediately, to purchase a total of 200,000 common shares of the Company at an exercise price of $1.00 per share. These options were outstanding as at June 30, 1999, with options expiring August 27, 1999. The expiry date has been extended by eighteen months for options to purchase 100,000 common shares for one director.

Pro forma information regarding net income and earnings per share is required by Statement 123 and has been determined as if the Company had accounted for its employee, director and adviser stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions; risk-free interest rate of 6.0%, dividend yield of 0.0%, volatility factor of the expected market price of the Company's common stock of 1.31 and a weighted-average expected life of the options of 5.26 years.

TurboSonic Technologies, Inc. and Subsidiaries


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


June 30, 2000                               [expressed in United States dollars]

12. SHAREHOLDERS' EQUITY cont'd

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                                                          2000
                                                                            $
------------------------------------------------------------------------------

Pro forma income                                                        11,873
Pro forma income per share:
   Basic                                                                  0.00
   Diluted                                                                0.00

Warrants

The Company has in the past granted detachable warrants for a fixed number of common shares to debt holders and options for common shares to certain directors [see note 9].

13. RESEARCH AND DEVELOPMENT EXPENSES

                                                           2000          1999
                                                             $             $
-----------------------------------------------------------------------------

Expenses incurred                                        37,311        35,611
Government grants and investment tax credits                 --       (50,608)
-----------------------------------------------------------------------------
                                                         37,311       (14,997)
=============================================================================

TurboSonic Technologies, Inc. and Subsidiaries


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


June 30, 2000                               [expressed in United States dollars]


14. INCOME TAXES

Components of the current tax provision are as follows:

                                                              2000                    1999
                                                         $              %          $            %
-------------------------------------------------------------------------------------------------
Provision for income tax based on basic U.S.
   tax rates                                          (3,289)         (28)          --         --
Provision for income taxes based on basic
   Canadian federal income tax rates                   6,200           53       56,325         70
Provision for income taxes based on basic
   Canadian provincial income tax rates                3,421           29       31,076         38
Non-deductible goodwill amortization                   3,130           27       31,314         39
Small business deduction                              (4,917)         (42)     (46,000)       (57)
Realization of loss carryforwards from prior years    (4,704)         (40)     (41,401)       (51)
Minimum tax                                               --           --       10,000         12
Other                                                 24,987          213      (16,405)       (20)
-------------------------------------------------------------------------------------------------
                                                      24,828          212       24,909         31
=================================================================================================

The above table uses tax rates in effect in the country in which the taxable income was generated.

Income taxes paid are as follows:

                                                                          2000               1999
                                                                            $                  $
-------------------------------------------------------------------------------------------------
Canadian Federal                                                            --                511
Canadian Provincial                                                      2,633                 72
U.S. Federal                                                            27,668                 --
U.S. State                                                              10,960                 --
-------------------------------------------------------------------------------------------------
                                                                        41,261                583
=================================================================================================

TurboSonic Technologies, Inc. and Subsidiaries


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


June 30, 2000                               [expressed in United States dollars]


14. INCOME TAXES cont'd

Income tax refunds received are as follows:

                                                2000               1999
                                                  $                  $
-----------------------------------------------------------------------

Canadian Federal                              73,171             16,912
Canadian Provincial                           14,240                 --
-----------------------------------------------------------------------
                                              87,411             16,912
=======================================================================

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

Deferred tax  liabilities  and assets are  comprised of the following as at June
30:

                                                              2000               1999
                                                                $                  $
-------------------------------------------------------------------------------------
Book over tax depreciation                                   1,893            (11,911)
Net operating loss carryforward                            667,879            947,151
-------------------------------------------------------------------------------------
Total deferred tax assets                                  669,772            935,240
Valuation allowance for deferred tax assets               (669,772)          (935,240)
-------------------------------------------------------------------------------------
Net deferred tax asset (liabilities)                            --                 --
=====================================================================================

15. EXTINGUISHMENT OF DEBT

In a prior year, the assets of a subsidiary company were liquidated under Chapter 7 of the Federal Bankruptcy laws and the proceeds were provided to the creditors. In 1999, the residual liabilities of $113,358, net of taxes of nil, were determined not to be legally enforceable and were therefore taken into income.

16. EARNING PER SHARE

The following table sets forth the computation of basic and diluted earnings per
share.   The  effect  of  dilutive   securities   is  included   only  when  not
anti-dilutive.

                                                                         2000               1999
                                                                           $                  $
-------------------------------------------------------------------------------------------------
Numerator
Net (loss) income                                                      (13,121)           169,311
Denominator
Denominator for basic earnings per share -
   weighted average shares outstanding                              10,000,000         10,000,000
Effect of dilutive securities:
   Warrants                                                            400,000            400,000
   Options                                                             100,000            200,000
-------------------------------------------------------------------------------------------------
                                                                    10,500,000         10,600,000
-------------------------------------------------------------------------------------------------
Dilutive potential common shares
Denominator for diluted earnings per share -
   adjusted weighted average shares and assumed conversions         10,500,000         10,600,000
=================================================================================================

Basic earnings per share                                                 $0.00              $0.02
=================================================================================================
Diluted earnings per share                                               $0.00              $0.02
=================================================================================================

TurboSonic Technologies, Inc. and Subsidiaries


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


June 30, 2000                               [expressed in United States dollars]


17.  SUPPLEMENTARY INFORMATION ON CASH FLOWS

                                                                          2000               1999
                                                                            $                  $
--------------------------------------------------------------------------------------------------
Changes in non-cash working capital balances related to operations:
(Increase) decrease in accounts receivable                            (504,588)            15,333
Decrease (increase) in investment tax credits receivable                57,165            (28,362)
(Increase) in income taxes receivable                                   (6,968)           (18,682)
Decrease in inventories                                                 20,561             10,624
(Increase) in deferred contract costs and unbilled revenue            (544,949)           (53,511)
Decrease in other current assets                                        20,983             36,686
(Increase) in other assets                                                (364)                --
Increase (decrease) in accounts payable                                245,771           (197,700)
(Decrease) in accrued charges                                          (76,785)          (162,203)
Increase (decrease) in unearned revenue and contract advances          659,431            (20,223)
-------------------------------------------------------------------------------------------------
                                                                      (129,743)          (418,038)
=================================================================================================


During fiscal 2000, the Company acquired capital assets in addition to those found on the statement of cash flows. The additional assets valued at $95,106 were financed through the use of capital leases. As the leases were capital in nature, the assets and related liabilities were recorded on the balance sheet.

18. SEGMENTED INFORMATION

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

TurboSonic Technologies, Inc. and Subsidiaries


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


June 30, 2000                               [expressed in United States dollars]


18. SEGMENTED INFORMATION cont'd

The accounting policies of the segments are the same as those described in the summary of significant accounting policies

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

Industry Segments

                                       Scrubber         Nozzle
                                        Systems         Systems              Other        Total
2000                                       $               $                   $            $
-------------------------------------------------------------------------------------------------
Contract revenue and sales
Evaporative gas cooling                        --      2,175,458               --       2,175,458
Dust suppression                               --         30,351               --          30,351
Other nozzle systems                           --      1,057,704               --       1,057,704
Wet scrubber systems                    1,349,922             --               --       1,349,922
Wet electrostatic precipitation         1,568,127             --               --       1,568,127
-------------------------------------------------------------------------------------------------
Total contract revenue and sales        2,918,049      3,263,513               --       6,181,562
-------------------------------------------------------------------------------------------------
(Loss) income from operations            (292,998)       342,176               --          49,178
Interest income                             4,111          3,230               --           7,341
Interest expense                          (18,348)       (26,464)              --         (44,812)
-------------------------------------------------------------------------------------------------
(Loss)  income before provision
   for taxes                             (307,235)       318,942               --          11,707
Provision for income taxes                     --         24,828               --          24,828
-------------------------------------------------------------------------------------------------
Net (loss) income                        (307,235)       294,114               --         (13,121)
=================================================================================================

Depreciation and amortization              94,694        100,922               --         195,616
Capital expenditures                           --             --               --              --
Segment assets                          1,653,244      1,338,748          407,784       3,399,776
Capital assets                             68,946         73,649               --         142,595

TurboSonic Technologies, Inc. and Subsidiaries


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


June 30, 2000                               [expressed in United States dollars]

18. SEGMENTED INFORMATION cont'd

                                      Scrubber           Nozzle
                                       Systems           Systems                           Total
1999                                      $                 $              Other             $
-------------------------------------------------------------------------------------------------
Contract revenue and sales
Evaporative gas cooling                       --       1,513,039               --       1,513,039
Dust suppression                              --         310,090               --         310,090
Other nozzle systems                          --         563,316               --         563,316
Wet scrubber systems                   1,351,823              --               --       1,351,823
S02 recovery systems                     118,574              --               --         118,574
-------------------------------------------------------------------------------------------------
Total contract revenue and sales       1,470,397       2,386,445                --      3,856,842
-------------------------------------------------------------------------------------------------
(Loss) income from operations           (116,127)        211,672               --          95,545
Interest income                            9,766           9,844               --          19,610
Interest expense                          (7,970)        (26,323)              --         (34,293)
-------------------------------------------------------------------------------------------------
(Loss)  income before provision
   for taxes                            (114,331)        195,193               --          80,862
(Recovery of) provision for
   income taxes                          (16,405)         41,314               --          24,909
Extraordinary item                            --         113,358               --         113,358
-------------------------------------------------------------------------------------------------
Net income (loss)                        (97,926)        267,237               --         169,311
=================================================================================================

Depreciation and amortization             84,330         108,856               --         193,186
Capital expenditures                       5,818           6,303               --          12,121
Segment assets                         1,048,153       1,123,777          310,944       2,482,874
Capital assets                            43,580          45,939               --          89,519


19. COMPARATIVE FIGURES

Certain of the prior year comparative figures have been reclassified to conform with the current year's presentation.

TurboSonic Technologies, Inc. and Subsidiaries


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


June 30, 2000                               [expressed in United States dollars]

20. CHANGE IN ACCOUNTING FOR VARIABLE OPTION PLAN

The vesting of options under the 2000 stock plan described in note 12 is subject to the performance of the Company. As a result, compensation expense related to these options is measured when performance conditions are met or waived by the Board of Directors. The Company's 2000 financial statements have been restated to reflect this accounting method. The effect of this change is to increase net loss and other paid-in capital by $44,061 as compared to amounts originally reported.