Form 10QSB/A
period 2000-09-30
TURBOSONIC TECHNOLOGIES INC
filed 2001-02-28
CIK 900393

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB/A



(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended     September 30, 2000

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 12 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from
                               ------------------------------------------------

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

                 TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  Form 10-QSB/A


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

                          TURBOSONIC TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                      Consolidated Statement of Operations
                             US dollars (Unaudited)



                                                For the Three   For the Three
                                                Months Ended    Months Ended
                                                September 30,   September 30,
                                                    2000            1999
                                              [restated-note 4]
                                              ----------------- -------------

     Nozzle Systems revenue                     $    496,898    $    681,576

     Scrubber Systems revenue                      1,283,304         345,388
                                                ------------    ------------

         Total Revenue                             1,780,202       1,026,964
                                                ------------    ------------


     Cost of Nozzle Systems                          261,405         478,125

     Cost of Scrubber Systems                      1,129,942         227,415
                                                ------------    ------------
         Total Cost of goods sold                  1,391,347         705,540
                                                ------------    ------------

         Gross Profit                                388,855         321,424

     Selling, general and administrative
     expenses                                        329,093         337,513

     Stock-based compensation expense [Note 4]        60,111               0

     Depreciation and amortization                    49,428          48,259
                                                ------------    ------------

         Total Expenses                              438,632         385,772
                                                ------------    ------------

     (Loss) from Operations                          (49,777)        (64,348)

     Interest (Expense)                              (10,011)         (5,419)
                                                ------------    ------------
     Net (Loss) before taxes                         (59,788)        (69,767)
                                                ------------    ------------

     Tax Provision                                         0               0
                                                ------------    ------------

     Net (Loss)                                 $    (59,788)   $    (69,767)

     Other comprehensive (loss):
     foreign currency translation adjustment          (5,599)        (16,374)
                                                ------------    ------------

     Comprehensive  (Loss)                           (65,387)        (86,141)
                                                ============    ============

     Weighted average number of shares
     outstanding                                  10,000,000      10,000,000

     Incremental shares using treasury method     10,870,000      10,500,000

     Basic EPS                                        (0.006)         (0.007)

     Diluted EPS                                      (0.006)         (0.007)

                          TURBOSONIC TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheet
                                  (US dollars)

                                                              September 30,    June 30,
                                                                  2000          2000
                                                              (Unaudited)     (Audited)
                                                           [restated-note 4]  (note 5)
                                                           -----------------  ---------
               Assets
     Current Assets:

        Cash                                                  $   248,461    $   407,784
        Contracts and accounts receivable, net of allowance
           for doubtful accounts of $61,904 and $61,904         1,313,937        972,911
        Deferred contract costs and unbilled revenue              762,752        647,214
        Inventories                                               102,300        105,729
        Income Tax Receivable                                      25,512         25,239
        Other current assets                                       44,393         52,947
                                                              -----------    -----------
     Total current assets                                       2,497,355      2,211,824

     Equipment and leasehold improvements,
        at cost, net of accumulated depreciation                  129,696        142,595

     Patents, less accumulated amortization                             1              1
     Goodwill, net of accumulated amortization                    986,633      1,024,577

     Other assets                                                  20,779         20,779
                                                              -----------    -----------

     Total Assets                                             $ 3,634,464    $ 3,399,776
                                                              ===========    ===========
          Liabilities and Stockholders' Equity

     Current Liabilities:
        Accounts payable & accrued expenses                   $   752,427    $   760,938

        Billings in excess of costs and estimated
           earnings on uncompleted contracts                    1,065,886        797,549
        Obligations under capital leases, current portion          21,446         21,778
                                                              -----------    -----------

     Total Current Liabilities                                  1,839,759      1,580,265

     Accrued Expenses                                              65,623         75,140
     Loans from Shareholders [Note 3]                             265,081        268,103
     Obligations under capital leases, long-term portion           53,341         60,332
                                                              -----------    -----------
                                                                2,223,804      1,983,840
                                                              -----------    -----------

     Stockholders' Equity:
        Authorized Share Capital
         21,800,000 common shares par value $0.10 per share
         8,200,000 exchangeable common shares par value
                        $0.10 per share

        Issued Share Capital
         1,800,000 common shares                                       --             --
         8,200,000 exchangeable shares                          2,299,096      2,299,096
        Additional paid - in capital [Notes 3 and 4]            1,552,210      1,492,099
                                                              -----------    -----------
                                                                3,851,306      3,791,195
     Accumulated other comprehensive income                       (55,892)       (50,293)
     Accumulated deficit                                       (2,384,754)    (2,324,966)
                                                              -----------    -----------

     Total stockholders' equity                                 1,410,660      1,415,936
                                                              -----------    -----------

     Total Liabilities and Stockholders' Equity               $ 3,634,464    $ 3,399,776
                                                              ===========    ===========

                          TURBOSONIC TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows
      For the three months ended September 30, 2000 and September 30, 1999
                            (US dollars) (Unaudited)


                                                    September 30,    September 30,
                                                        2000             1999
                                                  [restated-note 4]
                                                  -----------------  -------------
  Cash flows from operating activities
     Net (Loss)                                      $ (59,788)       $ (69,767)

  Add (deduct) changes to operations not requiring
     a current cash payment:
     Stock-based compensation expense [note 4]          60,111
                                                     ---------        ---------
     Depreciation and amortization                      49,428           48,259
                                                     ---------        ---------
                                                        49,751          (21,508)
                                                     ---------        ---------

  Changes in non-cash working capital balances
     Related to operations:
      (Increase) decrease in accounts receivable      (358,254)          24,803

      (Increase) in income tax recoverable                (600)          (6,678)

       Decrease (increase) in inventories               (3,057           (3,062)

      (Increase) in deferred contract costs
         and unbilled revenue                         (126,002)        (142,063)

       Decrease in other current assets                  7,947            5,159

      (Decrease) in accounts payable and
         Accrued charges                                (8,318)        (103,732)

       Increase in unearned revenue and
         Contract advances                             282,773          260,939
                                                     ---------        ---------
                                                      (199,397)          35,366
                                                     ---------        ---------

       Net cash (applied to) provided by operating    (149,646)          13,858
                                                     ---------        ---------

  Cash flows from investing activities:
         Repayment of capital leases                    (6,139)               0
         Purchase of fixed assets                            0          (13,361)
                                                     ---------        ---------

         Net cash (applied to)investing activities      (6,139)         (13,361)
                                                     ---------        ---------

  Cash flows from financing activities:
        Shareholders loans                                   0              288
                                                     ---------        ---------

         Net cash provided by financing activities           0              288
                                                     ---------        ---------

  Effect of exchange rate change on cash                (3,538)             923
                                                     ---------        ---------

  Net cash (applied) provided during the period       (159,323)           1,708
  Cash - beginning of period                           407,784          310,944
                                                     ---------        ---------

  Cash - end of period                                 248,461          312,652
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

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulations S-X. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending June 30, 2001. These consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB/A for the year ended June 30, 2000.


Note 2. Costs and Estimated Earnings on Uncompleted Contracts

                                                 September 30,     June 30,
                                                    2000            2000
                                                 -------------  -----------

     Costs incurred on uncompleted contracts     $ 3,767,602    $ 3,087,601

     Estimated earnings                            1,203,408      1,070,693
                                                 -----------    -----------
                                                   4,971,010      4,158,294

     Less: billings to date                        5,274,144      4,308,629
                                                 -----------    -----------

                                                 $  (303,134)   $  (150,335)
                                                 ===========    ===========
     Included in accompanying balance sheets
     under the following captions:

     Costs and estimated earnings in excess of
     billings on uncompleted contracts           $   762,752    $   647,214
     Billings in excess of costs and estimated
     earnings on uncompleted contracts            (1,065,886)      (797,549)
                                                 -----------    -----------
                                                 $  (303,134)   $  (150,335)
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

On July 10, 2000, officers, directors and shareholders agreed to extend the maturity dates of their respective loans by an additional year. Accordingly, the due dates are October 21, 2001,

January 4, 2002 and April 9, 2002. As a result of the extended maturity dates, the loans are classified as non-current liabilities in the accompanying financial statements. As an inducement to extend the maturity dates of the loans, the Company has modified the exercise price of the above warrants as follows: for three years after the initial date of the respective loan at an exercise price of $0.50 per share, for a period of two years following the initial three year period at an exercise price of $0.75 per share and for an additional period of one year at an exercise price of $1.00. Additionally, a further 400,000 warrants were granted in the aggregate to the lenders, at an exercise price of $0.5625 per share, commencing on the first day of the extension of their loan for a period of two years. The expiry terms and periods of the warrants modified to state the warrants expire 90 days after the Company has notified the warrant holders in writing that the Company's shares have closed at a trading price above $1.50 for 30 consecutive trading days on the NASDAQ over-the-counter Bulletin Board In accordance with EITF 96-19, the modification of the term of the shareholder loan is not considered to result in a substantially different debt instrument. The new warrants and the modification of existing warrants will be recorded at fair value as debt modification costs when the warrants are issued in October 2000 and will be amortized using the interest method over the new term of the debt.

Note 4. Stock-based Compensation

The vesting of options under the 2000 Stock Option Plan is subject to the performance of the Company. As a result, compensation expense related to these options is measured when performance conditions are met or waived by the Board of Directors. The Company's 10-QSB for the period ended September 30, 2000 has been amended to reflect this accounting method. The effect of this change is to increase net loss and other paid-in capital by $60,111 as compared to amounts originally reported.

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

Selling, general and administrative expenses decreased $8,420 (2.5%) to $329,093 for the three month period ended September 30, 2000 from $337,513 for the same period in 1999. As a percentage of total revenue, selling, general and administrative expenses were 18.5% for the quarter ended September 30, 2000 and 32.9% for the same period in 1999. This decrease in percent to revenue is the direct result of the increased volume of revenue for the current period. Stock-based compensation expense of $60,111 [note 4] was recorded in this quarter, with no comparable expense recorded in the first quarter of the previous year.


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

The Company's contracts typically provide for progress payments based upon the achievement of performance milestones or the passage of time. The Company's contracts often provide for the Company's customers to retain a portion of the contract price until the achievement of performance guarantees has been demonstrated. The Company attempts to have its progress billings exceed its costs and estimated earnings on uncompleted contracts; however, it is possible, at any point in time, that costs and estimated earnings can exceed progress billings on uncompleted contracts, which would negatively impact cash flow and working capital. At September 30, 2000 and June 30, 2000, "Billings in excess of costs and estimated earnings on uncompleted contracts" exceeded "Deferred contract costs and unbilled revenue" by $303,134 and $150,335 respectively.


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

Item 3.  None

Item 4.  None

Item 5.  None

Item 6.  (a)   Exhibits;
               27   Financial Data Schedule
         (b)   Reports on Form 8-K;
               None




                                    Signature
                                    ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report or amendment thereto to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  February 28, 2001


                                    TURBOSONIC TECHNOLOGIES, INC.



                                    By:   /s/  PATRICK J. FORDE
                                       -----------------------------------------
                                       Patrick J. Forde, President,
                                       Secretary and Treasurer