Form 10QSB
period 2001-03-31
TURBOSONIC TECHNOLOGIES INC
filed 2001-05-09
CIK 900393

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended March 31, 2001

                                       or

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

                                                           [X] Yes  [ ] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date. As of March 31, 2001, 10,000,000 shares of Common Stock were outstanding.

                 TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES
                                   Form 10-QSB


                                      INDEX



PART 1 - FINANCIAL INFORMATION                                            PAGE
------------------------------                                            ----

       ITEM 1
       Consolidated statement of Operations
             (Unaudited) for the Three Months and Nine Months
             Ended March 31, 2001 and March 31, 2000                        3

       Consolidated Balance Sheets
             At March 31, 2001 (Unaudited) and June 30, 2000 (Audited)      4

       Consolidated Statements of Cash Flow
             (Unaudited) for the Nine Months Ended
             March 31, 2001 and March 31, 2000                              5

       Notes to Consolidated Financial Statements
             (Unaudited)                                                  6 - 7

       Item 2.
       Management's Discussion and Analysis of
             Financial Conditions and Results of Operations               8 - 9


PART II - OTHER INFORMATION
---------------------------

       Item 1.    Legal Proceedings                                      10

       Item 2.    Changes in Securities                                  10

       Item 3.    Defaults Upon Senior Securities                        10

       Item 4.    Submission of Matters to a                             10
                  Vote of Security Holders                               10

       Item 5.    Other Information                                      10

       Item 6.    Exhibits and Reports on Form 8-K                       10

                  Signature                                              10

                                TURBOSONIC TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                                Consolidated Statement of Operations
                                US dollars  (Unaudited)

                                                        For the Three        For the Three           For the Nine      For the Nine
                                                        Months Ended         Months Ended            Months Ended      Months Ended
                                                          March 31,            March 31,               March 31,        March 31,
                                                          ---------            ---------               ---------        ---------
                                                            2001                 2000                     2001             2000
                                                            -----                ----                -------------         ----
     Nozzle Systems revenue                            $    989,237           $    946,642           $  2,187,125      $  2,542,220

     Scrubber Systems revenue                             4,382,859                970,844              6,520,853         2,024,419
                                                       ------------           ------------           ------------      ------------

          Total Revenue                                   5,372,096              1,917,486              8,707,978         4,566,639
                                                       ------------           ------------           ------------      ------------


     Cost of Nozzle Systems                                 643,205                569,342              1,268,293         1,698,325

     Cost of Scrubber Systems                             3,909,134                806,195              5,785,924         1,549,350
                                                       ------------           ------------           ------------      ------------

          Total Cost of goods sold                        4,552,339              1,375,537              7,054,217         3,247,675
                                                       ------------           ------------           ------------      ------------

          Gross Profit                                      819,757                541,949              1,653,761         1,318,964

     Selling, general and administrative
     expenses                                               422,813                409,179              1,130,574         1,072,845

     Stock-based compensation (recovery)                     (5,089)                     0                (16,790)                0

     Debt modification expense                               13,637                      0                 21,887                 0

     Depreciation and amortization                           49,134                 47,895                147,726           143,849
                                                       ------------           ------------           ------------      ------------

          Total Expenses                                    480,495                457,074              1,283,397         1,216,694
                                                       ------------           ------------           ------------      ------------

     Income from operations                                 339,262                 84,875                370,364           102,270

     Interest (expense)                                      (1,134)                (9,679)               (21,009)          (26,027)
                                                       ------------           ------------           ------------      ------------

     Net income before taxes                                338,128                 75,196                349,355            76,243
                                                       ------------           ------------           ------------      ------------
     Tax Provision                                                0                      0                      0                 0
                                                       ------------           ------------           ------------      ------------

     Net income                                        $    338,128           $     75,196           $    349,355      $     76,243

     Other comprehensive income: foreign
     currency translation                                   (72,658)               (14,769)               (72,009)            3,185
                                                       ------------           ------------           ------------      ------------

     Comprehensive income                              $    265,470           $     60,427           $    277,346      $     79,428
                                                       ============           ============           ============      ============
     Weighted average number of shares
     outstanding                                         10,000,000             10,000,000             10,000,000        10,000,000

     Incremental shares using treasury method            10,127,046             10,124,708             10,170,960        10,041,570

     Basic EPS                                                0.034                  0.007                  0.035             0.008

     Diluted EPS                                              0.033                  0.007                  0.034             0.008

                                            TURBOSONIC TECHNOLOGIES, INC.
                                            AND SUBSIDIARIES
                                            Consolidated Balance Sheet
                                            (US dollars)

                                                                           March 31, 2001             June 30, 2000_
                                                                           --------------             ---------------
                                                                             (Unaudited)                 (Audited)
                                                                             -----------                 ---------
          Assets
     Current Assets:
        Cash                                                                   $ 3,127,952            $   407,784
        Contracts and accounts receivable, net of allowance
           for doubtful accounts of $61,904 and $61,904                            758,772                972,911
        Deferred contract costs and unbilled revenue                               407,743                647,214
        Inventories                                                                118,237                105,729
        Income tax receivable                                                        2,577                 25,239
        Other current assets                                                        52,096                 52,947
                                                                               -----------            -----------
     Total current assets                                                        4,467,377              2,211,824

     Equipment and leasehold improvements,
        at cost, net of accumulated depreciation                                   115,700                142,595
     Patents, less accumulated amortization                                              1                      1
     Goodwill, net of accumulated amortization                                     910,727              1,024,577
     Other assets                                                                   20,779                 20,779
                                                                               -----------            -----------

     Total Assets                                                              $ 5,514,584            $ 3,399,776
                                                                               ===========            ===========
          Liabilities and Stockholders' Equity

     Current Liabilities:
        Loans from shareholders - current [Note 3]                             $   158,223            $         0
        Accounts payable & accrued expenses                                      1,722,556                760,938
        Billings in excess of costs and estimated
           earnings on uncompleted contracts                                     1,687,856                797,549
        Obligations under capital leases, current portion                           20,455                 21,778
                                                                               -----------            -----------

     Total Current Liabilities                                                   3,589,090              1,580,265

     Accrued expenses                                                               46,591                 75,140
     Loans from shareholders [Note 3]                                               44,400                268,103
     Obligations under capital leases, long-term portion                            38,710                 60,332
                                                                               -----------            -----------
                                                                                 3,718,791              1,983,840
                                                                               -----------            -----------

     Stockholders' Equity:
        Authorized share capital
         21,800,000 common shares par value $0.10 per share
         8,200,000 exchangeable common shares par value
                        $0.10 per share

        Issued share capital
         1,800,000 common shares                                                        --                     --
         8,200,000 exchangeable shares                                           2,299,096              2,299,096
        Additional paid - in capital [Notes 3 & 4]                               1,550,549              1,492,099
                                                                               -----------            -----------
                                                                                 3,849,645              3,791,195
     Accumulated other comprehensive income                                       (122,302)               (50,293)
     Accumulated deficit                                                        (1,931,550)            (2,324,966)
                                                                               -----------            -----------
     Total stockholders' equity                                                  1,795,793              1,415,936
                                                                               -----------            -----------
     Total Liabilities and Stockholders' Equity                                $ 5,514,584            $ 3,399,776
                                                                               ===========            ===========

                  TURBOSONIC TECHNOLOGIES, INC.
                  AND SUBSIDIARIES
                  Consolidated Statement of Cash Flows
                  For the nine months ended March 31, 2001 and March 31, 2000
                  (US dollars)     (Unaudited)

                                                                    March 31, 2001        March 31,2000
     Cash flows from operating activities
        Net income                                                  $   349,355            $    76,243
     Add changes to operations not requiring
        a current cash payment:
        Stock-based compensation recovery                               (16,790)                     0
        Debt modification expense                                        21,887                      0
        Depreciation and amortization                                   147,726                149,658
                                                                    -----------            -----------
                                                                        502,178                225,901
                                                                    -----------            -----------

     Changes in non-cash working capital balances
        Related to operations:
          Decrease (increase) in accounts receivable                    168,004               (238,374)
          (Increase) decrease in inventories                            (13,847)                 6,205
          Decrease in income tax recoverable                             22,264                 48,669
          Decrease (increase) in deferred contract costs
            and unbilled revenue                                        214,067               (582,144)
          (Increase) decrease in other current assets                    (2,075)                15,005
          (Increase) in other assets                                          0                   (364)
          Increase in accounts payable and
            accrued charges                                             962,002                170,388
          Increase in unearned revenue and
            contract advances                                           974,646                499,671
                                                                    -----------            -----------
                                                                      2,325,061                (80,944)
                                                                    -----------            -----------
          Net cash provided by operating activities                   2,827,239                144,957
                                                                    -----------            -----------

     Cash flows from investing activities:
            Repayment of capital leases                                 (18,691)                     0
            Purchase of capital assets                                   (6,972)                (6,427)
                                                                    -----------            -----------

            Net cash (applied to)investing activities                   (25,663)                (6,427)
                                                                    -----------            -----------

     Effect of exchange rate change on cash                             (81,408)                 7,418
                                                                    -----------            -----------

     Net cash provided during the period                              2,720,168                145,948
     Cash - beginning of period                                         407,784                310,944
                                                                    -----------            -----------

     Cash - end of period                                           $ 3,127,952            $   456,892
                                                                    ===========            ===========

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2001
(Unaudited)

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

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulations S-X. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending June 30, 2001. These consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB/A for the year ended June 30, 2000.


Note. 2. Costs and Estimated Earnings on Uncompleted Contracts

                                                                    March 31,2001           June 30, 2000
     Costs incurred on uncompleted contracts                        $ 7,313,018               $ 3,087,601

     Estimated earnings                                               1,391,018                 1,070,693
                                                                    -----------               -----------
                                                                      8,704,036                 4,158,294

     Less: billings to date                                           9,984,149                 4,308,629
                                                                    -----------               -----------
                                                                    $(1,280,113)              $  (150,335)
                                                                    ===========               ===========
     Included in accompanying balance sheets
     under the following captions:

     Costs and estimated earnings in excess of
     billings on uncompleted contracts                              $   407,743               $   647,214
     Billings in excess of costs and estimated
     earnings on uncompleted contracts                               (1,687,856)                 (797,549)
                                                                    -----------               -----------
                                                                    $(1,280,113)              $  (150,335)
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


Note 4.  2000 Stock Option Plan

The Company had concluded, subsequent to the end of fiscal 2000, that its 2000 Stock Option Plan should be accounted for as a variable plan in accordance with FIN 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. The Company's amended financial statements for fiscal 2000 and Q1 of fiscal 2001, together with the financial statements for Q2 of fiscal 2001 reflect the accounting for the variable stock options plan. The Q3 fiscal 2001 financial statements include a stock-based compensation recovery of $5,089.

During the third quarter of fiscal 2001, the 2000 Stock Option Plan was amended. As a result of the amendment, the plan will be accounted for as a non-variable plan form the date of amendment in accordance with FIN 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Three Months ended March 31, 2001
Compared with Three Months ended March 31, 2000

Nozzle systems revenue increased by $42,595 (4.5%) to $989,237 for the three month period ended March 31, 2001 from $946,642 for the same period in 2000. The commencement of new orders for the supply of cooling towers and systems for evaporative gas cooling systems is primarily responsible for the increase in nozzle system revenues.

Scrubber system revenue increased by $3,412,015 (351.4%) to $4,382,859 for the three month period ended March 31, 2001 from $970,844 for the same period one year earlier. An increase in the number of scrubber/WESP projects being processed has led to the increased revenue recorded for the period. The increase in scrubber system revenues is primarily due to the recognition during this period of a portion of the revenue from the $6.5 million sales of a Wet Electrostatic Precipitator, the Company's largest sale to date.

Cost of nozzle systems increased by $73,683 (13.0%) to $643,205 for the three months ended March 31, 2001 from $569,342 for the same period in 2000. As a percentage of nozzle systems revenue, the cost of nozzle systems was 65.0% for the three month period ended March 31, 2001 and 60.1% for the same period in 2000. The increased nozzle system costs is the result of the increased sales volume discussed above. The decreased ratio to sales variance in the current quarter over that of last year is the result of the sale of more cooling towers and systems in this period, which typically produce lower margins than other components of the evaporative gas cooling system.

Cost of scrubber systems increased by $3,102,939 (384.9%) to $3,909,134 for the three month period ended March 31, 2001 from $806,195 for the same period one year earlier. As a percentage of scrubber systems revenue, the cost of scrubber systems was 89.2% versus 83.0% for the same period in 2000. The increased scrubber system costs is the result of the increased sales volume discussed above. The increased percent to sales is the result of lower margins percentage-wise on the larger projects in progress in the current fiscal period.

Selling, general and administrative expenses increased $13,634 (3.3%) to $422,813 for the three month period ended March 31, 2001 from $409,179 for the same period in 2000. As a percentage of total revenue, selling, general and administrative expenses were 7.9% for the quarter ended March 31, 2001 and 21.3% for the same period in 2000. This decrease in percent to revenue is the direct result of the increased volume of revenue for the current period. Also included in total expenses were the stock-based compensation recovery ($5,089)[note 4] and debt modification ($13,637) expense [note 3].


Nine Months ended March 31, 2001
Compared with Nine Months ended March 31, 2000

Nozzle systems revenue decreased by $355,095 (14.0%) to $2,187,125 for the nine month period ended March 31, 2001 from $2,542,220 for the same period in 2000. The supply of fewer cooling towers/systems in evaporative gas cooling systems is primarily responsible for the decrease in nozzle system revenues.

Scrubber system revenue increased by $4,496,434 (222.1%) to $6,520,853 for the nine month period ended March 31, 2001 from $2,024,419 for the same period one year earlier. An increase in the number of scrubber/WESP projects being processed has led to the increased revenue recorded for the period. The increase in scrubber system revenues is primarily due to the recognition during this period of a portion of the revenue from the $6.5 million sales of a Wet Electrostatic Precipitator.

Cost of nozzle systems decreased by $430,032 (25.3%) to $1,268,293 for the nine months ended March 31, 2001 from $1,698,325 for the same period in 2000. As a percentage of nozzle systems revenue, the cost of nozzle systems was 58.0% for the nine month period ended March 31, 2001 and 66.8% for the same period in 2000. The decreased nozzle system costs is the result of the decreased sales volume discussed above. The improved ratio to sales variance in the current quarter over that of last year is the result of the sale of fewer cooling towers in this period, which typically produce lower margins than other components of the evaporative gas cooling system.

Cost of scrubber systems increased by $4,236,574 (273.4%) to $5,785,924 for the nine month period ended March 31, 2001 from $1,549,350 for the same period one year earlier. As a percentage of scrubber systems revenue, the cost of scrubber systems was 88.7% versus 76.5% for the same period in 2000. The increased scrubber system costs is the result of the increased sales volume discussed above. The increased percent to sales is the result of lower margins on the larger projects in progress in the current fiscal period.

Selling, general and administrative expenses increased $57,729 (5.4%) to $1,130,574 for the nine month period ended March 31, 2001 from $1,072,845 for the same period in 2000. As a percentage of total revenue, selling, general and administrative expenses were 13.0% for the nine months ended March 31, 2001 and 23.5% for the same period in 2000. The increased costs are the result of the upgraded marketing program, which commenced in the third quarter of fiscal 2000. The decrease in percent to revenue is the direct result of the increased volume of revenue for the current period. Also included in the total expenses were the stock-based compensation recovery ($16,790)[note 4] and debt modification ($21,887) expenses [note 3].


Liquidity and Capital Resources

The Company had a positive cash flow from operating activities of $2,827,239 for the nine month period ended March 31, 2001 as compared to positive cash flow of $144,957 for the same period in 2000, an increase in cash flow of $2,682,282.

At March 31, 2001, the Company had working capital of $878,287, as compared to working capital as at June 30, 2000 of $631,559, a increase of $246,728. The Company's current ratio (current assets divided by current liabilities) was 1.24 and 1.40 as at March 31, 2001 and June 30, 2000, respectively.

The Company's contracts typically provide for progress payments based upon the achievement of performance milestones or the passage of time. The Company's contracts often provide for the Company's customers to retain a portion of the contract price until the achievement of performance guarantees has been demonstrated. The Company attempts to have its progress billings exceed its costs and estimated earnings on uncompleted contracts; however, it is possible, at any point in time, that costs and estimated earnings can exceed progress billings on uncompleted contracts, which would negatively impact cash flow and working capital. At March 31, 2001 and June 30, 2000, "Billings in excess of costs and estimated earnings on uncompleted contracts" exceeded "Deferred contract costs and unbilled revenue" by $1,280,113 and $150,335 respectively.


The Company's backlog as at March 31, 2001 was approximately $4,800,000, of which the Company believes all but $650,000 will be shipped prior to the end of the current fiscal year. The Company believes that the projected cash generated from operations, together with the loans from shareholders (see Note 3) will be sufficient to meet its cash needs through the end of the fiscal year ended June 30, 2001.


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

Dated:  May 9, 2001


                                      TURBOSONIC TECHNOLOGIES, INC.



                                      By:   /s/  PATRICK J. FORDE
                                          ----------------------------
                                          Patrick J. Forde, President,
                                          Secretary and Treasurer