Form 10KSB
period 2001-06-30
TURBOSONIC TECHNOLOGIES INC
filed 2001-10-09
CIK 900393

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------

                                   FORM 10-KSB

(Mark One)
[X]  ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

                     For the fiscal year ended June 30, 2001


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

                                  Common Stock
                                (Title of Class)

     Check whether the Issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Issuer's revenues for its most recent fiscal year: $14,114,870

     Aggregate market value of the Issuer's common stock held by non-affiliates of the Issuer as of September 19, 2001: $4,155,837

                   ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                         DURING THE PRECEDING FIVE YEARS

     Check whether the Issuer has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

     The number of shares outstanding of the Issuer's common stock was 10,507,250 as of September 19, 2001.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                      DOCUMENTS INCORPORATED BY REFERENCE

================================================================================

Item 1. Description of Business

     (a) Business Development

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

     (b) Business of Company

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

     The following table reflects the approximate percentages of the Company's revenue derived from its principal customer categories during the fiscal years indicated:

                                                                 Year Ended
                                                                  June 30,
                                                              ----------------
                                                              2001        2000
                                                              ----        ----
Hazardous waste incineration ..............................      6%         3%
Solid waste incineration ..................................      6%         5%
Chemical and mining processing ............................     10%        53%
Metallurgical processing ..................................      4%        13%
Dust suppression ..........................................     --          1%
Pulp and paper ............................................     49%        21%
Forest Products ...........................................     20%        --
Other .....................................................      5%         4%
                                                              ----       ----
                                                               100%       100%
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

     The following table reflects the approximate percentages of the Company's revenue derived from its principal products and systems during the fiscal years indicated below:

                                                                   Year Ended
                                                                    June 30,
                                                                  ------------
                                                                  2001    2000
                                                                  ----    ----
Evaporative gas cooling and conditioning systems ...............    14%     35%
Wet Electrostatic Precipitation Systems (WESP) .................    53%     25%
Wet scrubber systems  ..........................................    24%     22%
Dust control and suppression systems ...........................    --       1%
Other nozzle systems  ..........................................     9%     17%
                                                                  ----    ----
                                                                   100%    100%
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

     Any company with a gaseous source of SO2 is a potential customer for the TurboSOx technology. The Company is currently working with several companies who have expressed an interest in the TurboSox SO2 Recovery System, although no sales of such systems have been made as of September 1, 2001.

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

Contractual Liabilities

     The Company's standard contractual terms with respect to the sale of its products and systems disclaim any liability for consequential or indirect losses or damages stemming from any failure of the Company's products or systems or any component thereof. The Company customarily seeks contractual indemnification from its subcontractors for any loss, damage or claim arising from the subcontractor's failure of performance, negligence or malfeasance. It is possible, however, that a customer's inability to comply with applicable pollution control laws or regulations stemming from the failure or non-performance of the Company's products or systems may subject the Company to liability for any fines imposed upon such customer by governmental regulatory authorities or for damages asserted to have been incurred by any third party adversely affected thereby.

Marketing and Sales

     The  Company's  marketing  efforts are  technical  in nature and  currently
involve  its  senior  management  and  technical  professionals,   supported  by
independent sales representatives. The

Company's contractual arrangements with its 14 current independent sales representatives accord each a defined territory within which to sell some or all of the Company's products and systems, provide for the payment of agreed-upon sales commissions and are terminable at will by either the Company or the representative upon relatively short prior notice. None of such representatives have authority to execute contracts on the Company's behalf. A significant portion of the Company's sales are made through the recommendation of engineering firms, which play a significant role in the specification and implementation of air pollution control solutions and in customers' selection of the vendors of air pollution control systems.

     In August 2001, as disclosed in note 18 of the financial statements, the Company entered into a strategic alliance with Hamon Research-Cottrell, Inc., a global leader in air pollution control technology. A joint management team, consisting of sales, marketing and engineering personnel from each company, has been formed to target sales opportunities for their combined technologies.

     This strategic alliance enables Hamon Research-Cottrell to market the Company's products, including the SonicKleen(TM) Wet Electrostatic Precipitator
(WESP) and the TurboSOx SO2 Recovery system, through its expanding worldwide sales and distribution channels. Further, the Company may access Hamon Research-Cottrell's air pollution control technologies, including their NOx control systems, as well as fabric filters and dry electrostatic precipitators
(ESP).

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

     Two customers, Emtrol LLC (for equipment ultimately sold to Eastman Kodak) and Thermal Ceramics, accounted for 11% and 15% respectively, of the Company's net revenues during the fiscal year ended June 30, 2000. During the fiscal year ended June 30, 2001, two customers, Norske Skog Canada Ltd. and Homanit USA, Inc., accounted for 47% and 20% respectively, of the Company's net revenues.

Backlog

     At June 30, 2001, the amount of the Company's contract backlog was approximately $1,642,000, contrasted with $986,000 at June 30, 2000. Backlog represents work for which the Company has entered into a signed agreement or has received an order to proceed. Completion of the Company's entire backlog is anticipated to occur prior to June 30, 2002.

Product Development

     The Company has an ongoing program for the development and commercialization of new industrial processing and air pollution control products, systems and technologies, and the enhancement of existing products and systems. Expenditures for research and development activities aggregated $47,239 and $37,311 for the fiscal years ended June 30, 2001 and 2000, respectively.

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

Bonding and Insurance

     While only two of the contracts performed by the Company to date has required it to procure bid and performance bonds, such requirements are prevalent for projects partially or fully funded by federal, state or local governments. A bid bond guarantees that a bidder will execute a contract if it is awarded the job and a performance bond guarantees completion of the contract.

     The Company currently maintains different types of insurance, including general liability, property coverage, professional and product liability insurance with respect to the engineering and products it sells to its customers. A successful claim or claims in an amount in excess of the Company's insurance coverage or for which there is no coverage could have a material adverse effect on the Company.

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

Employees

     As of June 30, 2001, the Company employed 30 full time and 1 part time persons, of whom 2 were executive officers, 9 were engineers, 4 were in sales, 1 in production, 10 in technical support and 5 in administrative support. None of the Company's employees are represented by a labor union. The Company believes that its relationship with its employees is satisfactory.

     (d) Financial Information about Foreign and Domestic Operations and Export Sales

     U.S. and Canadian customers collectively accounted for approximately 93% and 96% of the Company's sales during the fiscal years ended June 30, 2001 and 2000, respectively. Revenue derived from export sales is transacted in U.S. dollars.

     The following table reflects the approximate percentages of the Company's revenue derived from United States, Canadian and foreign sales during the fiscal years indicated below:

                                                                  Year Ended
                                                                   June 30,
                                                               2001        2000
                                                               ----        ----
United States  ............................................      40%         83%
Canada  ...................................................      53%         13%
South and Central America  ................................       5%          2%
Far East  .................................................       1%          1%
Other  ....................................................       1%          1%
                                                               ----        ----
                                                                100%        100%
                                                               ====        ====

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

          o Revenue Concentration. Sales to two customers accounted for 67% of the Company's net revenues in the fiscal year ended June 30, 2001. Two different customers accounted for 26% of the Company's net revenues in the prior fiscal year. The Company's inability to retain or replace these customers could materially and adversely affect future revenue and profitability.

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

          o Export Sales. Approximately 7% and 4% of the Company's revenues during the fiscal years ended June 30, 2001 and 2000, respectively, were derived from sales made outside of the United States and Canada. Foreign sales are subject to certain inherent risks, including unexpected changes in regulatory and other legal requirements, tariffs and other trade barriers, great difficulty in collection of accounts receivable and potentially adverse tax consequences. There can be no assurance that these factors will not have an adverse impact on the Company's future foreign sales and, consequently, on the Company's operating results.

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

          o Fixed Price Contracts May Result in Losses. The Company's receipt of a fixed price contract as a consequence of being the lowest competitive bidder carries the inherent risk that the Company's actual performance costs may exceed the estimates upon which its bid for such contract was based. To the extent that contract performance costs exceed projected costs, the Company's profitability could be materially adversely affected.

Item 2. Description of Property

     The Company leases approximately 9,700 square feet of executive and administrative offices and shop space in Waterloo, Ontario, Canada at an annual rent of approximately $48,000. Insurance and utilities are paid separately. This lease expires on June 30, 2003 and, at the Company's option, may be renewed for an additional two year term on substantially identical terms.

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

Item 3. Legal Proceedings

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted for a vote to Registrant's security holders during the fourth quarter of Registrant's fiscal year ended June 30, 2001.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

     The Company's Common Stock is quoted on the OTC Bulletin Board under the symbol "TSTA". The following table sets forth the range of the bid quotations for the Company's Common Stock for the periods shown, as furnished by The NASDAQ Stock Market.


                                                             Common Stock (1)
                                                             ----------------
                                                              High       Low
                                                             ------    ------
Fiscal Year Ended June 30, 2001:
     First Quarter  -------------------------------------    $1.250    $0.562
     Second Quarter  ------------------------------------    $1.250    $0.437
     Third Quarter  -------------------------------------    $0.875    $0.437
     Fourth Quarter  ------------------------------------    $0.750    $0.437

Fiscal Year Ended June 30, 2000:
     First Quarter  -------------------------------------    $0.531    $0.312
     Second Quarter  ------------------------------------    $0.490    $0.250
     Third Quarter  -------------------------------------    $2.125    $0.260
     Fourth Quarter  ------------------------------------    $1.250    $0.531

---------
     (1) The above quotations represent prices between dealers and do not include retail mark up, markdown or commissions. They do not necessarily represent actual transactions.

     As of June 30, 2001, there were 552 holders of record and approximately 1,600 beneficial holders of the Common Stock. This number of beneficial holders represents the number of actual holders of the Company's Common Stock, including an estimate of the beneficial owners of shares held in "nominee" or "street" name. The Company does not know the actual number of beneficial owners.

     The Company does not anticipate paying any cash dividends in the foreseeable future, as it is the current policy of the Company's Board of Directors to retain any earnings to finance the Company's future operations and expand its business.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     Twelve Months Ended June 30, 2001 Compared with Twelve Months Ended June 30, 2000

     Nozzle systems revenue in fiscal 2001 increased $216,932 (7%) to $3,480,445 from $3,263,513 in fiscal 2000, due to an increased volume of spare parts orders.

     Fiscal 2001 Scrubber system revenue increased $7,716,376 (264%) to $10,634,425 from $2,918,049 in fiscal 2000. As revenue levels for scrubbers and upgrades were substantially similar in fiscal 2001 and fiscal 2000, the fiscal 2001 increase was primarily due to the sale of a WESP to Norske Skog Canada Ltd. for $6.5 million. The Company anticipates that sales of WESPs will contribute significantly to future revenues.

     Costs for Nozzle system equipment for the twelve-month period ended June 30, 2001 decreased by $260,925 (12%) to $1,834,530 from $2,095,455 for the corresponding 2000 period. This decrease is primarily the result of improved margins on the large systems sold in the year combined with a higher volume of spare parts orders. Expressed as a percentage of Nozzle system revenue, cost of Nozzle equipment in the current fiscal year was 53% as contrasted with 64% for the same period in 2000. This decrease was due to a product mix shift with the inclusion of a greater volume of spare parts orders and improved margins on the larger jobs in the current fiscal year.

     Fiscal 2001 costs for Scrubber systems equipment increased $7,459,581 (325%) to $9,754,375 from $2,294,794 in the same period in 2000. This is primarily the result of the WESP sale noted above, as well as an upward revision of $177,000 in the estimated contract completion costs in 2001 on a scrubber project as the result of financial difficulties experienced by one of the Company's subcontractors subsequent to year-end. As a percentage of Scrubber system revenue, Scrubber system costs rose to 92% from 79% in the previous fiscal year. This increase is primarily due to two contracts that included significant equipment and services purchased from other vendors that was billed to the customers at a significantly lower margin than normally charged for our own equipment. Also impacting was the $177,000 upward revision of costs noted above that affected both the gross margin on that project and the Company's overall costs as a percentage of Scrubber revenue.

     Total selling, general and administrative expenses increased by $37,523 to $1,698,286 as contrasted with $1,660,763 for the same period in 2000. A portion of these incremental costs relates to increased marketing activities in general with specific emphasis on the WESP product line. Expressed as a percentage of total revenue, selling, general and administrative expenses were 12% for the current twelve month period ended June 30, 2001 and 27% for the preceding twelve month fiscal period. Also included in fiscal 2001 expenses are stock-based compensation recovery ($17,715) [see note 12] relating to the 2000 Stock Option Plan, as compared to the expense incurred of $44,061 in the year ended June 30, 2000. Additionally, debt modification expense of $40,678 was recorded in the year ended June 30, 2001 relative to loans from shareholders [see note 9].

     Net Interest expense decreased $26,683 (71%) to $10,788 for the twelve months ended June 30, 2001 as compared to $37,471 in the 2000 fiscal period. This decrease is the result of interest earned on cash balances offsetting interest expense on shareholder loans.

Liquidity and Capital Resources

     The Company had positive cash flow from operating activities of $1,397,934 for the twelve month period ended June 30, 2001, as compared to positive cash flow of $96,813 for the same period in fiscal 2000, an improvement in cash flow of $1,301,121.

     On an overall basis, the Company had a positive cash flow of $1,370,820 for fiscal 2001 as compared to positive cash flow of $96,840 during the same period in 2000. This increase in overall cash flow is primarily the result increased operating earnings in fiscal 2001.

     At June 30, 2001, the Company had positive working capital of $1,216,432 as compared to positive working capital of $631,559 as at June 30, 2000, an increase of $584,873. The Company's current ratio (current assets divided by current liabilities) was 1.34 and 1.40 at June 30, 2001 and June 30, 2000, respectively.

     The Company's contracts typically provide for progress payments based upon the achievement of performance milestones or the passage of time. The Company's contracts often provide for the Company's customers to retain a portion of the contract price until the achievement of performance guarantees has been demonstrated. The Company attempts to have its progress billings exceed its costs and estimated earnings on uncompleted contracts; however, it is possible, at any point in time, that costs and estimated earnings can exceed progress billings on uncompleted contracts, which would negatively impact cash flow and working capital. At June 30, 2001, "Deferred contract costs and unbilled revenue" exceeded "Unearned revenue and contract advances" by $49,163 thereby positively affecting working capital. At June 30, 2000, working capital was negatively affected by $150,335.

     As a consequence of a working capital deficiency incurred in fiscal 1998, Donald R. Spink, Sr. and Patrick J. Forde, directors and officers of the Company, together with two shareholders of the Company, lent an aggregate of Canadian $400,000 (representing $261,510 at the exchange rate at the date of each loan) to the Company in fiscal 1999. These loans were extended in fiscal 2001 (see Note 9 to the Consolidated Financial Statements).

     The Company's backlog as at June 30, 2001 was approximately $1,642,000, all of which should be shipped during the 2002 fiscal year. The Company believes that projected cash generated from operations will be sufficient to meet its cash needs through the end of the fiscal year ended June 30, 2002.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     The Company's executive officers and directors are as follows:

        Name                   Age         Positions and Offices
        ----                   ---         ----------------------

Dr. Donald R. Spink, Sr.       78          Director

Edward F. Spink                47          Chairman of the Board and CEO

Patrick J. Forde               68          President, Secretary/Treasurer
                                           and Director

Richard H. Hurd                64          Director

Jonathan Lagarenne             41          Director

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

     RICHARD H. HURD served as President of the Company from August 1993 to August 1997 and Treasurer of the Company from April 1994 to August 1997. He has been a director of the Company since February 1993. Mr. Hurd has been President and sole owner of RHB Capital Company Inc., a financial consulting company since 1987. He is also Co-Managing Director of Genuine Article Publishing Group, LLC, a publisher of children's books. He also acts as a Special Assistant to the Acting Treasurer of the State of New Jersey

     DR. DONALD R. SPINK, SR. had served as Chairman of the Company since the Consolidation Date until June 15, 1999. He remains as a director and has agreed to provide the Company with technical advice. Prior thereto and from 1976 he was Chairman of Turbotak.

     JONATHAN LAGARENNE was elected to the Board of Directors at the July 30, 2001 meeting. He is presently Chief Executive Officer of Hamon Corporation and previously held the position of Chief Operating Officer and General Counsel there from July 1998 to May 2000. He held the position of Vice President of Research-Cottrell from 1995 to July 1998.

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

     Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no such forms were required for those persons, the Company believes that during the fiscal year ended June 30, 2001, all filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

Item 10. Executive Compensation

Summary Compensation

     Set forth below is the aggregate compensation for services rendered in all capacities to the Company during its fiscal years ended June 30, 2001, 2000 and 1999 to its chief executive officer. No other officer received compensation exceeding $100,000 during its fiscal year ended June 30, 2001 (the "Named Officer"):

                                                             LONG TERM
                       ANNUAL COMPENSATION              COMPENSATION AWARDS
                       -------------------              -------------------
                                                                       SHARES
                                                                     UNDERLYING
NAME AND          YEAR                                                NUMBER OF
PRINCIPAL         ENDED                              OTHER ANNUAL    OPTIONS AND
POSITION         June 30,    SALARY      BONUS       COMPENSATION      WARRANTS
--------         -------     ------      -----       ------------      -------
Edward F. Spink   2001      $65,821         --        $36,509 (2)       10,000
 CEO              2000      $67,797         --        $11,156 (2)       50,000
                  1999      $66,243     $3,505 (1)         --               --

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

Option Grants in Fiscal 2001

                 Number of Shares    % of Total
                    Underlying     Options Granted   Exercise     Expiration
                  Options Granted   to Employees       Price         Date
                  ---------------   ------------       -----         ----

Edward F. Spink       10,000            100%           0.5625   October 15, 2006

Aggregate Option and Warrant Exercises in Last Fiscal Year and Fiscal Year End Option Values


                                                     Number of Securities
                                                    Underlying Unexercised           Value of Unexercised
                Number of Shares        Value       Options or Warrants at           In-The-Money Options
              Acquired on Exercise    Received          Fiscal Year End               at Fiscal Year End
              --------------------    --------          ---------------               ------------------
                                                 Exercisable    Unexercisable    Exercisable    Unexercisable
                                                 -----------    -------------    -----------    -------------
Edward F. Spink        0                $0.00       18,000         42,000           $4,320         $8,455

Employment Agreements

     None of the Company's current executive officers are employed pursuant to an employment agreement with the Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth, as of June 30, 2001 the shares of the Company's Common Stock beneficially owned by each person who, to the knowledge of the Company, is the holder of 5% or more of the Common Stock of the Company, by each director of the Company, by the Named Officer and by all of the executive officers and directors of the Company as a group.

Name and Address of                Number of Shares             Approximate
Beneficial Owner or                Beneficially                 Percentage
Identity of Group                  Owned (1) (2)                 of Class
-----------------                  -------------                 --------

Dr. Donald R. Spink, Sr. *            3,300,432 (3)(6)(7)(8)       30.1%

Edward F. Spink *                       465,338 (8)(9)              4.2%

Patrick J. Forde  *                     879,158 (4)(6)(7)(8)        8.0%

Richard H. Hurd**                       123,938 (5)(8)              0.2%

Canadian Venture Founders             1,337,977                    12.2%
    293 Church Street
    Oakville, Ontario L6J 1N9
    Canada

All executive officers                4,669,366 (2)-(9)            42.5%
    and directors as a
    group (4 persons)

---------
*    c/o  TurboSonic  Technologies,   Inc.,  550  Parkside  Drive,  Suite  A-14,
     Waterloo, Ontario N2L 5V4, Canada.

** c/o TurboSonic Technologies, Inc., 11 Melanie Lane, Unit 22A, East Hanover, NJ 07936

(1) Unless otherwise indicated, all persons named below have sole voting and investment power over listed shares.

(2) Includes shares of TurboSonic Canada Inc., a wholly owned subsidiary of the Company, which by their terms are convertible at any time into a like number of shares of Common Stock of the Company ("TurboSonic Canada Shares").

(3) Includes 2,762,687 TurboSonic Canada Shares owned by Canadian numbered corporation, over which shares Dr. Spink exercises voting control.

(4) Includes 507,642 TurboSonic Canada Shares owned by the Patrick and Joan Forde Family Trust.

(5) Includes 1,195 shares owned by Mr. Hurd's spouse, as to which Mr. Hurd disclaims any beneficial ownership.

(6) Includes warrants for each of Dr. Donald Spink and Mr. Patrick Forde to purchase 100,000 common shares at an initial exercise price of $0.50 through October 21, 2000, and January 1, 2002 respectively, increasing to $0.75 thereafter through October 21, 2002 and January 1, 2003, and to $1.00 thereafter through October 21, 2003and January 1, 2004, respectively (see
     Note 9 to the Consolidated Financial Statements).

(7) Includes warrants for each of Dr. Donald Spink and Mr. Patrick Forde to purchase 100,000 common shares at an exercise price of $0.5625 through October 31, 2000, increasing to $0.75 thereafter through October 31, 2002 and to $1.00 thereafter through October 31, 2003, respectively (see Note 9 to the Consolidated Financial Statements).

(8) Includes 10,000 shares issuable upon exercise of an option expiring in October 15, 2005 at an exercise price of $0.40, which option was granted to directors pursuant to the 2000 Stock Option Plan.

(9) Includes 8,000 shares issuable upon exercise of an option expiring in October 15, 2006 at an exercise price of $0.40, which option was granted to employees pursuant to the 2000 Stock Option Plan.

Item 12. Certain Relationships and Related Transactions

     Edward F. Spink is Dr. Donald R. Spink, Sr.'s son. On October 21, 1998 and January 4, 1999, Mr. Donald Spink and Mr. Patrick Forde, respectively, lent an aggregate of $130,190 to the Company. These loans were repayable two years from the date of the loans, bore interest at 10% per annum and were, and continue to be collateralized by a lien upon and security interest in substantially all of the Company's assets. As an inducement to advance these sums to the Company, Mr. Donald Spink, and Mr. Patrick Forde were granted warrants to purchase an aggregate of 200,000 common shares of the Company at an initial exercise price of $0.50 through October 31, 2000, increasing to $0.75 thereafter through October 31, 2002 and to $1.00 thereafter through October 31, 2003, respectively. The warrants, whose initial exercise price was greater than the market price of the Company's common shares on the date such warrants were granted, expire on the earlier of October 31, 2003 or 30 days after the Company's shares have closed at a price per share above $1.50 for 10 consecutive trading days on the OTC Bulletin Board. On July 10, 2000, the loan and warrant agreements between the Company and Dr. Spink and Mr. Forde were amended to extend the repayment of the loans to three years from the date of the loans. The warrants originally issued to them were amended by extending the various exercise dates by one year and the "...10 consecutive trading days ..." to 30 days. As an inducement to agree to such amendments, the Company issued additional warrants to purchase an aggregate of 200,000 common shares of the Company at an exercise price of $0.5625 per share, being equal to [in excess of] the then market price of the Company's Common Stock to Dr. Spink and Mr. Forde. These warrants, which have the same terms as the original warrants, are exercisable between October 21, 2000 and October 20, 2003.

                                     PART IV

Item 13. Exhibits and Reports on Form 8-K

(a)  Exhibits:

     (i)  Exhibits

          21 - Subsidiaries

(b)  Reports on Form 8K: None.

                                   SIGNATURES

     In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        TURBOSONIC TECHNOLOGIES, INC.


                                        By: /s/ Patrick J. Forde
                                            ------------------------------------
                                            Patrick J. Forde,
                                            President

Date: October 5, 2001

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         Signatures                       Capacity                Date
                                          --------                ----

/s/ Edward F. Spink              Chairman of the Board of    October 5, 2001
------------------------------   Directors (Principal
Edward F. Spink                  Executive Officer)

/s/ Patrick J. Forde             President, Secretary,       October 5, 2001
------------------------------   Treasurer and Director
Patrick J. Forde                 (Principal Financial and
                                 Accounting Officer)

/s/ Richard H. Hurd              Director                    October 5 2001
------------------------------
Richard H. Hurd

/s/ Donald R. Spink, Sr.         Director                    October 5, 2001
------------------------------
Dr. Donald R. Spink, Sr.

                                                                      EXHIBIT 21


                          TURBOSONIC TECHNOLOGIES, INC.

                                  SUBSIDIARIES


                                      State of
Name                                Incorporation            % Ownership
----                                -------------            -----------

Sonic Fabricating, Inc.               Delaware                   100%

Sonic Thermal Systems, Inc.           Delaware                    80%

Euthenergy International, Inc.        Delaware                    80%

TurboSonic Canada, Inc.               Canada (Ontario)           100%

Turbotak Technologies, Inc.           Canada (Ontario)           100%

TurboSonic, Inc.                      Canada (Ontario)           100%

Turbotak USA Inc.                     Michigan                   100%

                          INDEPENDENT AUDITORS' REPORT



To the Directors and Shareholders of
TurboSonic Technologies, Inc.

We have audited the accompanying consolidated balance sheets of TurboSonic Technologies, Inc. and subsidiaries as of June 30, 2001 and 2000 and the related consolidated statements of income and comprehensive income, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TurboSonic
Technologies, Inc. and subsidiaries as of June 30, 2001 and 2000 and the consolidated results of its operations and its cash flows for the years then ended in conformity with United States generally accepted accounting principles.

                                                       /s/ Ernst & Young LLP

                                                       Ernst & Young LLP
Kitchener, Canada,
August 23, 2001.                                       Chartered Accountants

TurboSonic Technologies, Inc. and Subsidiaries
[Incorporated under the laws of Delaware, United States of America]

                           CONSOLIDATED BALANCE SHEETS


As at June 30                               [expressed in United States dollars]

                                                       2001               2000
                                                        $                  $
--------------------------------------------------------------------------------

ASSETS
Current
Cash and cash equivalents                            1,778,604           407,784
Accounts receivable [note 4]                         1,698,139           972,911
Income taxes receivable                                   --              25,239
Inventories [note 5]                                    78,790           105,729
Deferred contract costs and
  unbilled revenue [note 6]                          1,257,351           647,214
Other current assets                                    32,574            52,947
--------------------------------------------------------------------------------
Total current assets                                 4,845,458         2,211,824
--------------------------------------------------------------------------------
Capital assets [note 7]                                115,427           142,595
Goodwill, less accumulated
  amortization [note 8]                                797,794         1,024,577
Other assets                                            20,780            20,780
--------------------------------------------------------------------------------
                                                       984,001         1,187,952
--------------------------------------------------------------------------------
Total assets                                         5,779,459         3,399,776
================================================================================

See accompanying notes

                                                                       2001               2000
                                                                         $                  $
-------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current
Accounts payable                                                     1,800,348            507,290
Accrued charges                                                        292,325            253,648
Loans from shareholders [note 9]                                       230,100                 --
Obligations under capital leases, current portion [note 10]             21,297             21,778
Unearned revenue and contract advances [note 6]                      1,208,188            797,549
Income taxes payable                                                    76,768                 --
-------------------------------------------------------------------------------------------------
Total current liabilities                                            3,629,026          1,580,265
-------------------------------------------------------------------------------------------------
Accrued charges                                                         38,066             75,140
Loans from shareholders [note 9]                                            --            268,103
Obligations under capital leases, long-term portion [note 10]           33,902             60,332
-------------------------------------------------------------------------------------------------
                                                                     3,700,994          1,983,840
-------------------------------------------------------------------------------------------------
Commitments and contingencies [note 11]
Shareholders' equity [note 12]
Share capital
   Authorized
    21,800,000  common shares, par value $0.10 per share
     8,200,000  Class B exchangeable shares, par value
                   $0.10 per share
         1,500  preferred shares, no par value
   Issued
     5,285,358  common shares [2000 - 3,767,436]
     4,714,642  Class B exchangeable shares [2000 - 6,232,564]       2,299,096          2,299,096
Additional paid-in capital                                           1,549,624          1,492,099
-------------------------------------------------------------------------------------------------
                                                                     3,848,720          3,791,195
Accumulated other comprehensive (loss)                                 (38,326)           (50,293)
(Deficit)                                                           (1,731,929)        (2,324,966)
-------------------------------------------------------------------------------------------------
Total shareholders' equity                                           2,078,465          1,415,936
-------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                           5,779,459          3,399,776
=================================================================================================

TurboSonic Technologies, Inc. and Subsidiaries


           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

Year ended June 30                          [expressed in United States dollars]


                                                           2001         2000
                                                            $            $
-------------------------------------------------------------------------------

CONTRACT REVENUE AND SALES                              14,114,870    6,181,562
Contract costs and cost of sales                        11,588,905    4,390,249
-------------------------------------------------------------------------------
Gross margin                                             2,525,965    1,791,313
-------------------------------------------------------------------------------

EXPENSES
Selling, general and administrative                      1,698,286    1,660,763
Research and development                                    47,239       37,311
Stock-based compensation (recovery) expense [note 12]      (17,715)      44,061
-------------------------------------------------------------------------------
                                                         1,727,810    1,742,135
-------------------------------------------------------------------------------
Income from operations                                     798,155       49,178
-------------------------------------------------------------------------------
Other income (expense)
Interest income                                             30,597        7,341
Interest expense                                           (41,385)     (44,812)
Debt modification expense [note 9]                         (40,678)          --
-------------------------------------------------------------------------------
                                                           (51,466)     (37,471)
-------------------------------------------------------------------------------
Income before provision for income taxes                   746,689       11,707
Provision for income taxes [note 13]                       153,652       24,828
-------------------------------------------------------------------------------
Net income (loss)                                          593,037      (13,121)
Other comprehensive income (loss):
   Foreign currency translation adjustment                  11,967      (29,357)
-------------------------------------------------------------------------------
Comprehensive income (loss)                                605,004      (42,478)
===============================================================================

Basic earnings per share [note 14]                           $0.06        $0.00
===============================================================================
Diluted earnings per share [note 14]                         $0.06        $0.00
===============================================================================
Basic weighted average shares [note 14]                 10,000,000   10,000,000
===============================================================================
Diluted weighted average shares [note 14]               10,160,436   10,059,214
===============================================================================

See accompanying notes

TurboSonic Technologies Inc. and Subsidiaries


                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


Year ended June 30                          [expressed in United States dollars]



                                                                                      Accumulated
                                       Exchangeable &        Additional                   other         Total
                                        common stock          paid-in    Accumulated  comprehensive  shareholders'
                                     Shares       Amount      capital      deficit       income        equity
                                          #           $           $             $           $            $
-----------------------------------------------------------------------------------------------------------------
Balance - June 30, 1999              10,000,000   2,299,096    1,448,038    (2,311,845)   (20,936)    1,414,353
Net (loss)                                   --          --           --       (13,121)        --       (13,121)
Stock-based compensation [note 12]           --          --       44,061            --         --        44,061
Translation adjustment                       --          --           --            --    (29,357)      (29,357)
-----------------------------------------------------------------------------------------------------------------
Balance - June 30, 2000              10,000,000   2,299,096    1,492,099    (2,324,966)   (50,293)    1,415,936
Net income                                   --          --           --       593,037         --       593,037
Stock-based compensation [note 12]           --          --      (17,715)           --         --       (17,715)
Debt modification                            --          --       75,240            --         --        75,240
Translation adjustment                       --          --           --            --     11,967        11,967
-----------------------------------------------------------------------------------------------------------------
Balance - June 30, 2001              10,000,000   2,299,096    1,549,624    (1,731,929)   (38,326)    2,078,465
=================================================================================================================

See accompanying notes

TurboSonic Technologies, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended June 30                          [expressed in United States dollars]

                                                                       2001        2000
                                                                        $           $
-----------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income (loss)                                                     593,037     (13,121)
Add (deduct) charges to operations not requiring a
   current cash payment:
    Stock-based compensation (recovery) expense                       (17,715)     44,061
    Debt modification expense                                          40,678          --
    Depreciation and amortization                                     193,170     195,616
    Benefit of tax loss carryforwards applied to reduce goodwill       75,000          --
-----------------------------------------------------------------------------------------
                                                                      884,170     226,556
Changes in non-cash working capital balances related
   to operations [note 15]                                            513,764    (129,743)
-----------------------------------------------------------------------------------------
Cash provided by operating activities                               1,397,934      96,813
-----------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Purchase of capital assets                                            (17,106)     (4,417)
-----------------------------------------------------------------------------------------
Cash (applied to) investing activities                                (17,106)     (4,417)
-----------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Repayment of capital leases                                           (25,027)    (12,996)
-----------------------------------------------------------------------------------------
Cash (applied to) financing activities                                (25,027)    (12,996)
-----------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                15,019      17,440
-----------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------
Net cash provided during year                                       1,370,820      96,840
Cash, beginning of year                                               407,784     310,944
-----------------------------------------------------------------------------------------
Cash, end of year                                                   1,778,604     407,784
=========================================================================================

Cash paid for:
Interest                                                               38,296      42,277
Income taxes                                                              837      41,261
=========================================================================================

See accompanying notes

TurboSonic Technologies, Inc. and Subsidiaries


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2001                               [expressed in United States Dollars]

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

Capital assets

Capital assets and leasehold improvements are recorded at cost. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets as follows:

Office equipment                                                        5 years
Other equipment                                                    5 - 10 years
Leasehold improvements                                  lease term [5 - 6 years]

TurboSonic Technologies, Inc. and Subsidiaries


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2001                               [expressed in United States Dollars]

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES cont'd

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

June 30, 2001                               [expressed in United States Dollars]

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

Advertising costs

All costs associated with advertising and promoting products are expensed as incurred. Advertising and promotion expense was $28,304 in 2001 [$21,796 in 2000].

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

Earnings per share

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. In computing the earnings per share, the TurboSonic Canada Inc. Class B exchangeable shares, disclosed in note 12, are considered outstanding common shares of TurboSonic Technologies, Inc. Diluted earnings per share reflects the per share amount that would have resulted if dilutive potential common stock had been converted to common stock, as prescribed by SFAS 128.

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

June 30, 2001                               [expressed in United States Dollars]

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

Impact of recently issued accounting standards

In June 2001, the Financial Accounting Standards Board ["FASB"] issued Statements of Accounting Standard ["SFAS"] No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. In accordance with these pronouncements, goodwill [and intangible assets deemed to have indefinite lives] will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives.

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of the statement is expected to result in an increase in net income of $150,000 [$0.02 per share] per year. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

3. FINANCIAL INSTRUMENTS

Fair value of financial instruments

The carrying amounts reported in the balance sheet for cash and cash equivalents, accounts receivable, income taxes payable, accounts payable, accrued charges and obligations under capital leases approximate fair value based on the short-term maturity of these instruments.

Financial instruments which are denominated in currencies other than U.S. dollars are subject to exchange rate risk. At June 30, the Company had the following Canadian dollar denominated financial instruments [converted to U.S. dollar equivalents].

                                                           2001            2000
                                                             $               $
--------------------------------------------------------------------------------

Cash and cash equivalents                                1,685,807       328,844
Accounts receivable                                        148,456       143,734
Accounts payable                                         1,630,427       442,530
Loans from shareholders                                    230,100       268,103
Accrued charges                                            176,394       143,867
Income taxes payable                                        81,405            --

The Company does not use financial instruments to mitigate the foreign exchange risk.

TurboSonic Technologies, Inc. and Subsidiaries


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2001                               [expressed in United States Dollars]

3. FINANCIAL INSTRUMENTS cont'd

Credit risk

Trade accounts receivable potentially subject the Company to credit risk. Sales are made to end users of all sizes located primarily in North America. The
Company provides an allowance for doubtful accounts equal to the estimated losses expected to be incurred in the collection of accounts receivable.

As at June 30, 2001, the Company had two customers that comprised 58% of the total trade receivable balance and had two customers that comprised 42% of the total trade receivable balance at June 30, 2000.

The Company's cash balances are maintained in one United States chartered bank which is an AA rated financial institution. The Company's cash balances for the Canadian-based subsidiaries are maintained in two Canadian chartered banks which are AA rated financial institutions.

4. ACCOUNTS RECEIVABLE

                                                        2001              2000
                                                          $                 $
--------------------------------------------------------------------------------

Trade accounts receivable                             1,699,356         981,799
Other receivables                                        50,498          53,016
Allowance for doubtful accounts                         (51,715)        (61,904)
-------------------------------------------------------------------------------
                                                      1,698,139         972,911
===============================================================================

Bad debt expense was $714 in 2001 and $4,818 in 2000.

5. INVENTORIES

                                                       2001               2000
                                                         $                  $
--------------------------------------------------------------------------------

Raw materials                                             970             5,657
Finished goods                                        178,924           314,971
Reserve for obsolescence                             (101,104)         (214,899)
-------------------------------------------------------------------------------
                                                       78,790           105,729
===============================================================================

TurboSonic Technologies, Inc. and Subsidiaries


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2001                               [expressed in United States Dollars]

6. COST AND ESTIMATED EARNINGS ON UNCOMPLETED
    CONTRACTS

                                                       2001             2000
                                                         $               $
-------------------------------------------------------------------------------

Costs incurred on uncompleted contracts              11,394,645       3,087,601
Estimated earnings                                    1,489,467       1,070,693
-------------------------------------------------------------------------------
                                                     12,884,112       4,158,294
Less billings to date                               (12,834,949)     (4,308,629)
-------------------------------------------------------------------------------
                                                         49,163        (150,335)
===============================================================================

Included in the accompanying balance sheets under the following captions:

                                                             2001        2000
                                                              $            $
-------------------------------------------------------------------------------

Costs and estimated earnings in excess of billings on
   uncompleted contracts                                  1,257,351     647,214
Billings in excess of costs and estimated earnings on
   uncompleted contracts                                 (1,208,188)   (797,549)
-------------------------------------------------------------------------------
                                                             49,163    (150,335)
-------------------------------------------------------------------------------

As the result of the financial difficulties experienced by one of the Company's subcontractors that became known subsequent to June 30, 2001, the estimated completion costs for a project have been revised upward by $177,000 in the accompanying financial statements. Management has based this estimate on information available about the subcontractor's status and an assessment of its own obligations under the contract with its customer. Due to uncertainties related to obligations of the subcontractor that the Company will assume, the estimate of additional costs that the Company could ultimately incur could differ materially in the near term from the estimated costs.

7. CAPITAL ASSETS

                                                       Accumulated      Net Book
                                            Cost       Depreciation      Value
2001                                          $              $             $
-------------------------------------------------------------------------------

Office equipment                           475,272        404,785         70,487
Other equipment                            359,853        322,354         37,499
Leasehold improvements                      23,205         15,764          7,441
--------------------------------------------------------------------------------
                                           858,330        742,903        115,427
================================================================================

TurboSonic Technologies, Inc. and Subsidiaries


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2001                               [expressed in United States Dollars]

7. CAPITAL ASSETS cont'd

                                                        Accumulated     Net Book
                                            Cost       Depreciation       Value
2000                                          $              $              $
--------------------------------------------------------------------------------

Office equipment                           455,573        379,713         75,860
Other equipment                            369,041        313,924         55,117
Leasehold improvements                      23,678         12,060         11,618
--------------------------------------------------------------------------------
                                           848,292        705,697        142,595
================================================================================

Total depreciation  incurred by the Company during fiscal 2001 was $41,358 [2000
- $45,952].

The total depreciation for assets under capital leases during fiscal 2001 was $30,150 [2000 - $8,140].

The purchase of certain capital assets was accomplished through the use of capital leases. Capital assets under capital leases at June 30 are as follows:

                                                        Accumulated     Net Book
                                            Cost       Depreciation       Value
2001                                          $              $              $
--------------------------------------------------------------------------------
                                           102,308         38,442         63,686

                                                        Accumulated     Net Book
                                            Cost       Depreciation       Value
2000                                          $              $              $
--------------------------------------------------------------------------------
                                           103,246          8,140         95,106

8. GOODWILL

                                                        Accumulated     Net Book
                                            Cost       Depreciation       Value
2001                                          $              $              $
--------------------------------------------------------------------------------
                                         1,472,228        674,434        797,794

                                                        Accumulated     Net Book
                                            Cost       Depreciation       Value
2000                                          $              $              $
--------------------------------------------------------------------------------
                                         1,557,191        532,614      1,024,577

TurboSonic Technologies, Inc. and Subsidiaries


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2001                               [expressed in United States Dollars]

8. GOODWILL cont'd

Amortization charged to income in fiscal 2001 was $151,812 [$176,409 in 2000]. In 2001, $75,000 in tax benefits arising from the recognition of loss carryforwards were applied to reduce the carrying amount of goodwill as disclosed in note 13.

9. LOANS FROM SHAREHOLDERS

An officer and director of the Company, together with another shareholder of the Company, lent an aggregate of Cdn $200,000 [representing $129,400 at the exchange rate of $0.647 at such date] to the Company on October 21, 1998. Another officer and director and another shareholder each lent Cdn $100,000 [representing $65,490 and $66,620 at the exchange rates of $0.6549 and $0.6662 at the date of their respective loans] to the Company on January 4, 1999 and April 9, 1999, respectively. All of these loans were initially repayable two years from the date of the loan, bear interest at 10% per annum and are collateralized by a lien upon and security interest in substantially all of the Company's assets. As an inducement to advance these sums, the lenders were granted detachable warrants to purchase an aggregate of 400,000 common shares of the Company on terms that were subsequently modified as disclosed below. In accordance with APB 14, a portion of the proceeds of the debt securities issued with detachable stock purchase warrants, which is allocated as the fair-value of the warrants, has been accounted for as paid-in capital. The related discount on the debt securities was amortized over the remaining period to the original maturity dates.

On July 10, 2000, officers, directors and shareholders agreed to extend the maturity dates of their respective loans by an additional year. Accordingly, the due dates are October 21, 2001, January 4, 2002 and April 9, 2002. As an inducement to extend the maturity dates of the loans, the Company modified the exercise price of the detachable stock purchase warrants as follows: for three years after the initial date of the respective loan at a price of $0.50 per share, for a period of two years following the initial three year period at a price of $0.75 per share and for an additional period of one year at a price of $1.00. Additionally, warrants to acquire another 400,000 common shares were granted in aggregate to the lenders, at a price of $0.5625 per share, commencing on the first day of the extension of their loan for a period of two years. The expiry terms and periods of the warrants were modified to state 90 days after the Company has notified the warrant holders in writing, that the shares in the common stock of the Company have closed at a trading price above $1.50 for 30 consecutive trading days on the NASDAQ over-the-counter Bulletin Board. In accordance with EITF 96-19, the modification of the term of the shareholder loan was not considered to result in a substantially different debt instrument. The new warrants and the modification of existing warrants were recorded at fair value as debt modification costs [$75,240] in October 2000 and are being amortized using the interest method over the new term of the debt.

10. OBLIGATIONS UNDER CAPITAL LEASES

The Company has entered into certain capital leases for computer hardware and software.

TurboSonic Technologies, Inc. and Subsidiaries


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2001                               [expressed in United States Dollars]

10. OBLIGATIONS UNDER CAPITAL LEASES cont'd

The following is a schedule of the future minimum lease payments.

                                                                            $
--------------------------------------------------------------------------------

2002                                                                     31,815
2003                                                                     23,705
2004                                                                      3,747
2005                                                                      3,473
-------------------------------------------------------------------------------
Total minimum lease payments                                             62,568
Less amount representing interest                                        (7,369)
-------------------------------------------------------------------------------
                                                                         55,199
Less current portion                                                    (21,297)
-------------------------------------------------------------------------------
                                                                         33,902
===============================================================================

11. COMMITMENTS AND CONTINGENCIES

[a]  Operating leases

The Company has entered into operating leases for office equipment and premises. Total minimum annual payments under these leases for years after June 30, 2001 are as follows:

                                                                             $
-------------------------------------------------------------------------------

2002                                                                     98,110
2003                                                                     43,226
2004                                                                      3,220
2005                                                                      3,220
2006                                                                      1,274
-------------------------------------------------------------------------------
                                                                        149,050
===============================================================================

Rental expense for office equipment and premises was $118,678 in 2001 [$120,117 in 2000].

[b]  Contingent liabilities

The Company's standard contractual terms with respect to the sale of its products and systems disclaim any liability for consequential or indirect losses or damages stemming from any failure of the Company's products or systems or any component thereof. The Company customarily seeks contractual indemnification from its subcontractors for any loss, damage or claim arising from the subcontractor's failure of performance, negligence or malfeasance. It is possible, however, that a customer's inability to comply with applicable pollution control laws or regulations stemming from the failure or non-performance of the Company's products or systems may subject the Company to liability for any fines imposed upon such customer by governmental regulatory authorities or for damages asserted to have been incurred by any third party adversely affected thereby.

TurboSonic Technologies, Inc. and Subsidiaries


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2001                               [expressed in United States Dollars]

12. SHAREHOLDERS' EQUITY

Common and Class B exchangeable shares

The Company has total authorized share capital of 30,000,000 shares. In connection with the consolidation of the Company with Turbotak Technologies Inc., on August 27, 1997, the shareholders of Turbotak Technologies Inc. exchanged their shares for the Class B exchangeable shares of a wholly owned subsidiary of the Company. These shares are exchangeable, at any time, at the election of the holders of such shares, into an equivalent number of common shares of the Company. The Class B exchangeable shares have voting rights through a trustee. During the current fiscal year, 1,517,922 Class B exchangeable shares were exchanged for common shares of the Company, leaving 5,285,358 Common shares, and 4,714,642 Class B exchangeable shares outstanding as of June 30, 2001.

Stock-based compensation

The Company accounts for option grants in accordance with APB Opinion No. 25, Accounting for Stock Issues to Employees.

The Company has instituted the 2000 stock plan [the "Plan"] with the express purpose of encouraging key employees of the Company, as well as other individuals who render services to the Company, by providing opportunities to participate in the ownership of the Company. The Plan provides for the grant of options as qualified "incentive stock options" ["ISO's"] under section 522[b] of the Internal Revenue Code of 1986, as amended [the "Code"] or non-qualified "incentive stock options", awards of capital stock in the Company and opportunities to make direct purchases of capital stock in the Company. Collectively, these are referred to as stock rights.

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

The stock, subject to stock rights, shall be authorized but unissued shares of common stock of the Company or shares of common stock reacquired by the Company in any manner. The aggregate number of shares that may be issued, pursuant to the Plan, is 750,000, subject to certain adjustments.

On February 9, 2000, the Company adopted the Plan and provided that 20% of the total number of shares covered by an option granted to employees under the Plan would be exercisable each year on a cumulative basis over a five year period, provided that the Company's annual business plan targets with regard to revenue and net operating income were met for each preceding fiscal year. However, the Board of Directors retained the right at its sole discretion to allow exercise of all or a portion of the shares granted if the corporate targets were not met. A total of 500,000 options were granted at that date to all full-time employees at an exercise price of $0.40. On February 9, 2000, a total of seven Company directors and advisers were granted options to purchase 10,000 common shares each at an exercise price of $0.40. These options were also tied to meeting the Company's business plan targets.

In July 2000, the Board of Directors waived the business plan target requirement relative to fiscal 2000 for the options so granted to the employees, directors and advisers. These options became exercisable on October 15,

TurboSonic Technologies, Inc. and Subsidiaries


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2001                               [expressed in United States Dollars]

12. SHAREHOLDERS' EQUITY cont'd

2000. The employee options expire on October 15, 2006 and the director/adviser options expire on October 15, 2005.

On July 10, 2000, a total of seven Company directors and advisers were granted options to purchase 10,000 common shares each at an exercise price of $0.5625.

At the grant dates, the number of options which would be received was unknown, due to the requirement to meet the business plan targets. Therefore, the Company accounted for these variable stock option plans in accordance with FIN 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. Stock-based compensation expense totaling $44,061 was recognized during fiscal 2000 and a recovery of $17,715 has been recognized during fiscal 2001.

During the third quarter of fiscal 2001, the 2000 stock option plan was amended. Amendment to the option plan provided that the applicable options for fiscal years 2000 through 2004 shall be exercisable commencing on October 15, 2004. If the business targets are met, the options are exercisable at earlier periods. The amendment to the plan has changed it to a non-variable plan by fixing the number of options.

As a result of the amendment, the plan is being accounted for as a non-variable plan from the date of amendment in accordance with FIN 28. The stock-based compensation expense was fixed based on the market price of the Company's stock on the date of amendment, and is being amortized over the options' vesting period.

The Company accounts for option grants subsequent to the amendment of the plan in accordance with APB Opinion No. 25, Accounting for Stock Issues to Employees.

Subsequent to June 30, 2001, the Board of Directors confirmed that the business plan target requirement was met relative to fiscal 2001 for the options so granted to the employees, directors and advisers. These options became exercisable immediately. The employee options expire on October 15, 2006 and the director/adviser options expire on October 15, 2006.

TurboSonic Technologies, Inc. and Subsidiaries


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2001                               [expressed in United States Dollars]

12. SHAREHOLDERS' EQUITY cont'd

A summary of the option activity since June 30, 1999 is shown below:

                                                        Options Outstanding
--------------------------------------------------------------------------------
                                                                       Weighted
                                                                        average
                                                                       exercise
                                                      Shares             price
                                                          #                  $
--------------------------------------------------------------------------------

Balance, June 30, 1999                                   --                  --
   Granted during year                              570,000               0.4000
   Exercised during the year                             --                  --
   Cancelled during the year                             --                  --
Balance, June 30, 2000
   Granted during the year                           70,000               0.5625
   Exercised during the year                             --                  --
   Cancelled during the year                             --                  --
--------------------------------------------------------------------------------
Balance, June 30, 2001                              640,000               0.4178
================================================================================

The weighted average characteristics of options outstanding at June 30, 2001 are as follows:

                   Options outstanding                                 Options exercisable
-------------------------------------------------------------       ------------------------
                                   Weighted
  Range           Weighted          average                                         Weighted
   of              average         remaining                                         average
exercise          exercise        contractual       Number            Number        exercise
  price             price            life         outstanding       exercisable      price
    $                 $             [years]            #                 #              $
--------------------------------------------------------------------------------------------
 0.4000            0.4000             5.17         570,000            170,000          0.40
 0.5625            0.5625             5.29          70,000                 --            --
-------------------------------------------------------------------------------------------
                   0.4178             5.18         640,000            170,000          0.40
===========================================================================================

Proforma information regarding net income and earnings per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee, director and adviser stock options under the fair value method of that statement. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions; risk-free interest rate of 6.0% [6.0% - 2000], dividend yield of 0.0% [0.0% - 2000], volatility factor of the expected market price of the Company's common stock of 1.28 [1.31 - 2000] and a weighted-average expected life of the options of 5.26 [5.26 - 2000] years.

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

12. SHAREHOLDERS' EQUITY cont'd

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                                            2001         2000
                                                              $            $
--------------------------------------------------------------------------------

Pro forma income                                           564,004       11,893
Pro forma income per share:
   Basic                                                      0.06         0.00
   Diluted                                                    0.06         0.00

Warrants

The Company has in the past granted detachable warrants for a fixed number of common shares to debt holders and options for common shares to certain directors [note 9].

13. INCOME TAXES

Details of the income tax provision are as follows:

                                                            2001          2000
                                                              $             $
--------------------------------------------------------------------------------

Current:   - U.S.                                           75,000        24,828
           - Canadian                                       78,652            --
--------------------------------------------------------------------------------
Total current taxes                                        153,652        24,828
--------------------------------------------------------------------------------
Deferred:  - U.S.                                               --            --
           - Canadian                                           --            --
--------------------------------------------------------------------------------
Total deferred taxes                                            --            --
--------------------------------------------------------------------------------
Income tax provision                                       153,652        24,828
================================================================================

TurboSonic Technologies, Inc. and Subsidiaries


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2001                               [expressed in United States Dollars]

13. INCOME TAXES cont'd

Components of the current tax provision are as follows:

                                                             2001                    2000
                                                         $           %          $            %
----------------------------------------------------------------------------------------------
Provision for income tax based on basic U.S.
   tax rates                                          16,692         2       (3,289)       (28)
Provision for income taxes based on basic
   Canadian federal income tax rates                 195,337        26        6,200         53
Provision for income taxes based on basic
   Canadian provincial income tax rates               99,413        13        3,421         29
Non-deductible goodwill amortization                  55,161         7        3,130         27
Non-deductible stock compensation expense             (6,023)        1       14,981        128
Non-deductible debt modification expense              13,831         2           --         --
Realization of loss carryforwards from prior years  (197,466)      (26)      (4,704)       (40)
Other                                                (23,293)       (4)       5,089         43
----------------------------------------------------------------------------------------------
                                                     153,652        21       24,828        212
==============================================================================================


The following is a summary of the statutory income tax rates used:

                                                           2001           2000
                                                             %              %
-------------------------------------------------------------------------------
U.S.                                                       34.0           34.0
Canadian federal                                           28.0           29.0
Canadian provincial                                        14.3           16.0

Income (loss) before provision for income taxes:

                                                           2001           2000
                                                             $              $
-------------------------------------------------------------------------------

U.S.                                                     49,093          (9,673)
Canadian                                                697,596          21,380
-------------------------------------------------------------------------------
Income before provision for income taxes                746,689          11,707
===============================================================================

Income taxes paid are as follows:

                                                           2001           2000
                                                             $              $
-------------------------------------------------------------------------------

Canadian provincial                                          --           2,633
U.S. federal                                                 --          27,668
U.S. state                                                  837          10,960
-------------------------------------------------------------------------------
                                                            837          41,261
===============================================================================

TurboSonic Technologies, Inc. and Subsidiaries


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2001                               [expressed in United States Dollars]

13. INCOME TAXES cont'd

Income tax refunds received are as follows:

                                                           2001           2000
                                                             $              $
-------------------------------------------------------------------------------

Canadian federal                                             --          73,171
Canadian provincial                                          --          14,240
U.S. federal                                             22,779              --
-------------------------------------------------------------------------------
                                                         22,779          87,411
===============================================================================

The Company has unutilized operating losses in the United States totaling $1,291,786 available for carry forward to reduce income taxes otherwise payable in future years. Access to purchased unutilized operating losses is restricted to $83,168 per year until 2012. If the amount is not used during the year, it is available for carryforward into future years. A total of $213,676 relating to prior year purchased operating losses was available to apply against current year income. Other unutilized operating losses available for carryforward total $376,938 and expire in 2012. During the current year, losses in the amount of $220,588 [nil in 2000] were utilized.

During the year, the Company utilized operating loss carryforwards in Canada of $435,529 federally and $529,951 provincially. No unutilized Canadian loss carryforwards remain at year-end.

Deferred tax  liabilities  and assets are  comprised of the following as at June
30:

                                                           2001            2000
                                                             $               $
-------------------------------------------------------------------------------

Book over tax depreciation                               (1,725)          1,893
Non-deductible reserves                                  24,498              --
Net operating loss carryforward                         383,698         667,879
-------------------------------------------------------------------------------
Total deferred tax assets                               406,471         669,772
Valuation allowance for deferred tax assets            (406,471)       (669,772)
-------------------------------------------------------------------------------
Net deferred tax asset (liabilities)                         --              --
===============================================================================

TurboSonic Technologies, Inc. and Subsidiaries


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2001                               [expressed in United States Dollars]

14. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per
share.   The  effect  of  dilutive   securities   is  included   only  when  not
anti-dilutive.

                                                                 2001          2000
                                                                   $            $
--------------------------------------------------------------------------------------
Numerator
Net income (loss)                                                593,037       (13,121)
Denominator
Denominator for basic earnings per share -
   weighted average shares outstanding                        10,000,000    10,000,000
Effect of dilutive securities:
   Warrants                                                      113,781        59,214
   Options                                                        46,655            --
--------------------------------------------------------------------------------------
Denominator for diluted earnings per share -
   adjusted weighted average shares and assumed conversions   10,160,436    10,059,214
======================================================================================

Basic earnings per share                                      $     0.06   $      0.00
======================================================================================
Diluted earnings per share                                    $     0.06   $      0.00
======================================================================================

15. SUPPLEMENTARY INFORMATION ON CASH FLOWS

                                                                          2001        2000
                                                                           $           $
--------------------------------------------------------------------------------------------
Changes in non-cash working capital balances related to operations:
(Increase) in accounts receivable                                       (742,375)   (504,588)
Decrease in investment tax credits receivable                                 --      57,165
Decrease (increase) in income taxes receivable                            24,705      (6,968)
Decrease in inventories                                                   26,340      20,561
(Increase) in deferred contract costs and unbilled revenue              (620,982)   (544,949)
Decrease in other current assets                                          19,430      20,983
(Increase) in other assets                                                    --        (364)
Increase in accounts payable                                           1,298,968     245,771
Increase (decrease) in accrued charges                                     5,425     (76,785)
Increase in unearned revenue and contract advances                       425,719     659,431
Increase in income taxes payable                                          76,534          --
--------------------------------------------------------------------------------------------
                                                                         513,764    (129,743)
============================================================================================

During fiscal 2000, the Company acquired capital assets in addition to those included in the statement of cash flows. The additional assets valued at $95,106 were financed through the use of capital leases. As the leases were capital in nature, the assets and related liabilities were recorded on the balance sheet. No capital assets were financed through capital leases in fiscal 2001.

TurboSonic Technologies, Inc. and Subsidiaries


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2001                               [expressed in United States Dollars]

16. SEGMENTED INFORMATION

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies

Contract revenue and sales of approximately $3,823,000 of the scrubber segment [2000 - $2,421,000] and $1,780,000 of the nozzle segment [2000 - $2,720,000]
were to customers in the United States. The remainder of the consolidated revenues were primarily from customers in Canada [$7,485,000] [2000 - $824,000], with lesser amounts from Asia [$168,000] [2000 - $36,000], Europe [$111,000]
[2000 - $43,000] and South America [$603,000] [2000 - $122,000].  The long-lived assets of the nozzle segment are located in the United States while the remainder of the Company's assets, including those of the scrubber segment, are located in Canada. For the year ended June 30, 2001, two customers represented 67% of total revenues [in fiscal 2000, two customers represented 25% of total revenues].

TurboSonic Technologies, Inc. and Subsidiaries


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2001                               [expressed in United States Dollars]

16. SEGMENTED INFORMATION cont'd

Industry segments

                                      Scrubber       Nozzle
                                       Systems       Systems       Other        Total
2001                                      $             $            $            $
----------------------------------------------------------------------------------------
Contract revenue and sales
Evaporative gas cooling                      --     2,396,140           --     2,205,590
Dust suppression                             --        20,394           --        18,772
Spray dry systems                            --       648,658           --       597,074
Other nozzle systems                         --       415,253           --       382,231
Wet scrubber systems                  3,348,644            --           --     3,460,716
Wet electrostatic precipitation       7,285,781            --           --     7,450,487
----------------------------------------------------------------------------------------
Total contract revenue and sales     10,634,425     3,480,445           --    14,114,870
----------------------------------------------------------------------------------------
Income from operations                  112,353       645,124           --       757,477
Interest income                          25,090         5,507           --        30,597
Interest expense                        (24,934)      (16,451)          --       (41,385)
----------------------------------------------------------------------------------------
Income before provision for taxes       112,509       634,180           --       746,689
Provision for income taxes               14,790       138,862           --       153,652
----------------------------------------------------------------------------------------
Net income                               97,719       495,318           --       593,037
========================================================================================

Depreciation and amortization            93,510        99,660           --       193,170
Capital expenditures                     10,264         6,842           --        17,106
Segment assets                        2,600,662     1,400,193    1,778,604     5,779,459
Capital assets                           55,810        59,617           --       115,427

TurboSonic Technologies, Inc. and Subsidiaries


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2001                               [expressed in United States Dollars]

16. SEGMENTED INFORMATION cont'd

                                    Scrubber       Nozzle
                                     Systems       Systems      Other       Total
-----------------------------------------------------------------------------------
2000                                    $             $           $           $
-----------------------------------------------------------------------------------
Contract revenue and sales
Evaporative gas cooling                    --     2,175,458         --    2,175,458
Dust suppression                           --        30,351         --       30,351
Other nozzle systems                       --     1,057,704         --    1,057,704
Wet scrubber systems                1,349,922            --         --    1,349,922
Wet electrostatic precipitation     1,568,127            --         --    1,568,127
-----------------------------------------------------------------------------------
Total contract revenue and sales    2,918,049     3,263,513         --    6,181,562
-----------------------------------------------------------------------------------
(Loss) income from operations        (292,998)      342,176         --       49,178
Interest income                         4,111         3,230         --        7,341
Interest expense                      (18,348)      (26,464)        --      (44,812)
-----------------------------------------------------------------------------------
(Loss)  income before provision
   for taxes                         (307,235)      318,942         --       11,707
Provision for income taxes                 --        24,828         --       24,828
-----------------------------------------------------------------------------------
Net (loss) income                    (307,235)      294,114         --      (13,121)
===================================================================================

Depreciation and amortization          94,694       100,922         --      195,616
Capital expenditures                       --            --         --           --
Segment assets                      1,653,244     1,400,193    407,784    3,399,776
Capital assets                         68,946        73,649         --      142,595

17. COMPARATIVE FIGURES

Certain of the prior year comparative figures have been reclassified to conform with the current year's presentation.

18. SUBSEQUENT EVENTS

On August 7, 2001, the Company announced that it had entered into an agreement to form a strategic alliance with Hamon Research-Cottrell, Inc. As part of the agreement, Hamon Research-Cottrell acquired directly from the Company 500,000 shares of TurboSonic common stock, representing an approximately 4.7% equity interest at $1.00 U.S. per share. Certain of TurboSonic's shareholders, including officers and directors, granted options to Hamon Research-Cottrell to acquire control of TurboSonic from these shareholders at prices ranging from $1.80 to $2.50 per share. These options are exercisable only in the event that Hamon Research-Cottrell initiates a tender offer for TurboSonic's common stock. The agreement also provides for the joint marketing of certain products.