Form 10QSB
period 2001-09-30
TURBOSONIC TECHNOLOGIES INC
filed 2001-11-05
CIK 900393

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended September 30, 2001

                                       or

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

                                                                  [X] Yes [ ] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.
As of September 30, 2001, 10,507,250 shares of Common Stock were outstanding.

                 TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES
                                   Form 10-QSB




                                      INDEX



PART 1 - FINANCIAL INFORMATION                                              PAGE
                                                                            ----
       ITEM 1
       Consolidated statement of Operations
             (Unaudited) for the Three Months
             Ended September 30, 2001 and September 30, 2000                 3

       Consolidated Balance Sheets
             At September 30, 2001 (Unaudited) and June 30, 2000 (Audited)   4

       Consolidated Statements of Cash Flow
             (Unaudited) for the Three Months Ended
             September 30, 2001 and September 30, 2000                       5

       Notes to Consolidated Financial Statements
             (Unaudited)                                                   6 - 7

       Item 2.
       Management's Discussion and Analysis of
             Financial Conditions and Results of Operations                8 - 9



PART II - OTHER INFORMATION

       Item 1.    Legal Proceedings                                         10

       Item 2.    Changes in Securities                                     10

       Item 3.    Defaults Upon Senior Securities                           10

       Item 4.    Submission of Matters to a                                10
                  Vote of Security Holders                                  10

       Item 5.    Other Information                                         10

       Item 6.    Exhibits and Reports on Form 8-K                          10

                  Signature                                                 10

                          TURBOSONIC TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                      Consolidated Statement of Operations
                             US dollars (Unaudited)

                                           For the Three   For the Three
                                           Months Ended    Months Ended
                                           September 30,   September 30,
                                                2001            2000
                                           ------------    ------------

Nozzle systems revenue                     $    748,108    $    496,898

Scrubber systems revenue                      1,355,965       1,283,304
                                           ------------    ------------

     Total revenue                            2,104,073       1,780,202
                                           ------------    ------------


Cost of nozzles systems                         505,053         261,405

Cost of scrubber systems                      1,154,431       1,129,942
                                           ------------    ------------

     Total cost of goods sold                 1,659,484       1,391,347
                                           ------------    ------------

     Gross profit                               444,589         388,855
                                           ------------    ------------

Selling, general and administrative
expenses                                        332,138         329,093

Stock-based compensation expense                    846          60,111

Debt modification expense                        18,650               0

Depreciation and amortization [note 5]
                                                  9,199          49,428
                                           ------------    ------------

     Total expenses                             360,883         438,632
                                           ------------    ------------

Income (loss) from operations                    83,756         (49,777)

Interest income (expense)                         4,377         (10,011)
                                           ------------    ------------

Net income (loss) before taxes                   88,133         (59,788)

Tax provision                                    44,060               0
                                           ------------    ------------

Net income (loss)                          $     44,073    $    (59,788)

Other comprehensive (loss): foreign
currency translation                            (88,840)         (5,599)
                                           ------------    ------------


Comprehensive (loss)                       $    (44,767)   $    (65,387)
                                           ============    ============

Weighted average number of shares
outstanding                                  10,507,250      10,000,000

Incremental shares using treasury method
                                             10,830,744      10,182,705

Basic EPS                                         0.004          (0.006)

Diluted EPS                                       0.004          (0.006)

                          TURBOSONIC TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheet
                                  (US dollars)


                                                        September 30, 2001  June 30, 2001
                                                           (Unaudited)        (Audited)
                                                           -----------       -----------
          Assets
Current Assets:

   Cash and cash equivalents                               $ 1,034,796       $ 1,778,604
   Contracts and accounts receivable, net of allowance
      for doubtful accounts of $51,592 and $61,904           2,098,412         1,698,139
   Deferred contract costs and unbilled revenue [note 2]       143,993         1,257,351
   Inventories                                                  77,211            78,790
   Other current assets                                         16,414            32,574
                                                           -----------       -----------
Total current assets                                         3,370,826         4,845,458

Equipment and leasehold improvements,
   at cost, net of accumulated depreciation                    120,465           115,427
Patents, less accumulated amortization                               1                 1
Goodwill, net of accumulated amortization [note 5]             797,774           797,794
Other assets                                                    20,778            20,779
                                                           -----------       -----------

Total Assets                                               $ 4,309,844       $ 5,779,459
                                                           ===========       ===========

     Liabilities and Stockholders' Equity

Current Liabilities:
   Loans from shareholders - current [Note 3]              $   238,949       $   230,100
   Accounts payable & accrued expenses                         909,100         2,092,673
   Billings in excess of costs and estimated
      earnings on uncompleted contracts [note 2]               414,935         1,208,188
   Income taxes payable                                        117,154            76,768
   Obligations under capital leases, current portion            28,369            21,297
                                                           -----------       -----------

Total Current Liabilities                                    1,708,507         3,629,026

Accrued expenses                                                28,548            38,066
Obligations under capital leases, long-term portion             35,348            33,902
                                                           -----------       -----------
                                                             1,772,403         3,700,994
                                                           -----------       -----------

Stockholders' Equity:
   Authorized share capital
    21,800,000 common shares par value $0.10 per share
    8,200,000 exchangeable common shares par value
                   $0.10 per share

   Issued share capital
    5,792,608 common shares [note 6]                            50,725                --
    4,714,642 exchangeable shares                            2,299,096         2,299,096
   Additional paid - in capital [Notes 3, 4 and 6]           2,002,642         1,549,624
                                                           -----------       -----------
                                                             4,352,463         3,848,720
Accumulated other comprehensive income                        (127,166)          (38,326)
Accumulated deficit                                         (1,687,856)       (1,731,929)
                                                           -----------       -----------

Total stockholders' equity                                   2,537,441         2,078,465
                                                           -----------       -----------

Total Liabilities and Stockholders' Equity                 $ 4,309,844       $ 5,779,459
                                                           ===========       ===========

                          TURBOSONIC TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows
      For the three months ended September 30, 2001 and September 30, 2000
                            (US dollars) (Unaudited)


                                                                   September 30,2001    September 30,2000
                                                                   -----------------    -----------------
Cash flows from operating activities
   Net income (loss)                                                  $    44,073          $ (59,788)
Add changes to operations not requiring
   a current cash payment:
   Stock-based compensation expense                                           846             60,111
   Debt modification expense                                               18,650                  0
   Depreciation and amortization                                            9,199             49,428
                                                                      -----------          ---------
                                                                           72,768             49,751
                                                                      -----------          ---------

Changes in non-cash working capital balances Related to operations:
     (Increase) in accounts receivable                                   (467,618)          (358,254)
     Decrease in inventories                                                1,119              3,057
     (Increase) in income tax recoverable                                       0               (600)
     Decrease (increase) in deferred contract costs
       and unbilled revenue                                             1,079,672           (126,002)
     Decrease in other current assets                                      15,177              7,947
     (Decrease) in accounts payable and
       accrued charges                                                 (1,159,971)            (8,318)
     (Decrease) increase in unearned revenue and
       contract advances                                                 (756,881)           282,773
     Increase in income taxes payable                                      44,403                  0
                                                                      -----------          ---------
                                                                       (1,244,099)          (199,397)
                                                                      -----------          ---------
     Net cash (applied to) operating activities                        (1,171,331)          (149,646)
                                                                      -----------          ---------

Cash flows from investing activities:
       Purchase of capital assets                                         (18,869)                 0
                                                                      -----------          ---------

       Net cash (applied to) investing activities                         (18,869)                 0
                                                                      -----------          ---------

Cash flows from financing activities
       Proceeds (repayment) of capital leases                              10,943             (6,139)
       Proceeds from issuance of common shares [note 6]                   502,904                 --
                                                                      -----------          ---------

       Net cash provided by (applied to) financing activities             513,847             (6,139)
                                                                      -----------          ---------

Effect of exchange rate change on cash                                    (67,455)            (3,538)
                                                                      -----------          ---------

Net cash (applied) during the period                                     (743,808)          (159,323)
Cash - beginning of period                                              1,778,604            407,784
                                                                      -----------          ---------

Cash - end of period                                                  $ 1,034,796          $ 248,461
                                                                      ===========          =========

                 TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2001
                                  (Unaudited)

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

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulations S-X. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending June 30, 2002. These consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2001.


Note. 2. Costs and Estimated Earnings on Uncompleted Contracts

                                            September 30,2001     June 30, 2001
                                            -----------------     ------------
Costs incurred on uncompleted contracts       $ 13,175,089        $ 11,394,645

Estimated earnings                               1,701,903           1,489,467
                                              ------------        ------------
                                                14,876,992          12,884,112

Less: billings to date                          15,147,934          12,834,949
                                              ------------        ------------

                                              $   (270,942)       $     49,163
                                              ============        ============

Included in accompanying balance sheets
under the following captions:

Costs and estimated earnings in excess of
Billings on uncompleted contracts             $    143,993        $  1,257,351
Billings in excess of costs and estimated
Earnings on uncompleted contracts                 (414,935)         (1,208,188)
                                              ------------        ------------
                                              $   (270,942)       $     49,163
                                              ============        ============

As the result of the financial difficulties experienced by one of the Company's subcontractors that became known during the first quarter of fiscal 2002, the estimated completion costs for a project were revised upward by $177,000 in the financial statements for the year ended June 30, 2001. Management has based this estimate on information available about the subcontractor's status and an assessment of its own obligations under the contract with its customer. Due to uncertainties related to obligations of the subcontractor that the Company will assume, the estimate of additional costs that the Company could ultimately incur could differ materially in the near term from the estimated costs.

Note 3.  Loans from Shareholders

An officer and director of the Company, together with another shareholder of the Company, lent an aggregate of $CDN200,000 (representing $129,400 at the exchange rate of $0.647 at such date) to the Company on October 21, 1998. Another officer and director and another shareholder each lent $CDN100,000 (representing $65,490 and $66,620 at the exchange rate of $0.6549 and $0.6662 at the date of their respective loans) to the Company on January 4, 1999 and April 9, 1999, respectively. All of these loans are repayable two years from the date of the loan, bear interest at 10% per annum and are collateralized by a lien upon and security interest in substantially all of the Company's assets. As an inducement to advance these sums to the Company, the lenders were granted detachable warrants to purchase an aggregate of 400,000 common shares of the Company on terms that were subsequently modified as disclosed below. In accordance with APB 14, a portion of the proceeds of the debt securities issued with detachable stock purchase warrants, which is allocated as the fair-value of the warrants, has been accounted for as paid-in capital. The related discounts on the debt securities were amortized over the remaining period to maturity.

On July 10, 2000, officers, directors and shareholders agreed to extend the maturity dates of their respective loans by an additional year. Accordingly, the due dates are October 21, 2001 (repaid subsequent to the end of the first quarter), January 4, 2002 and April 9, 2002. As an inducement to extend the maturity dates of the loans, the Company has modified the exercise price of the above warrants as follows: for three years after the initial date of the respective loan at an exercise price of $0.50 per share, for a period of two years following the initial three year period at an exercise price of $0.75 per share and for an additional period of one year at an exercise price of $1.00. Additionally, a further 400,000 warrants were granted in the aggregate to the lenders, at an exercise price of $0.5625 per share, commencing on the first day of the extension of their loan for a period of two years. The expiry terms and periods of the warrants have been modified to state the warrants expire 90 days after the Company has notified the warrant holders in writing that the Company's shares have closed at a trading price above $1.50 for 30 consecutive trading days on the NASDAQ over-the-counter Bulletin Board. In accordance with EITF 96-19, the modification of the term of the shareholder loan was not considered to result in a substantially different debt instrument. The new warrants and the modification of existing warrants were recorded at fair value as debt modification costs ($75,240) when the warrants were issued in October 2000 and are being amortized using the interest method over the new term of the debt.


Note 4.  2000 Stock Option Plan

The Company had concluded, subsequent to the end of fiscal 2000, that its 2000 Stock Option Plan should be accounted for as a variable plan in accordance with FIN 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. The Company's amended financial statements for fiscal 2000 and the first quarter of fiscal 2001, together with the financial statements for the second quarter of fiscal 2001 reflect the accounting for the variable stock options plan. The first quarter fiscal 2002 financial statements include a stock-based compensation expense of $846.

During the third quarter of fiscal 2001, the 2000 Stock Option Plan was amended. As a result of the amendment, the plan will be accounted for as a non-variable plan from the date of amendment in accordance with FIN 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.


Note 5.  Goodwill

Effective July 1, 2001, the Company early adopted SFAS No. 142, Goodwill and Intangible Assets. Under SFAS No. 142, goodwill is no longer amortized but is subject to an annual impairment review (or more frequently if deemed appropriate). Within six months (by January 1, 2002) of adoption of SFAS No. 142, the Company will have completed the first step of a transitional impairment review to identify if there is any impairment to the goodwill using a fair value methodology. Measurement of any impairment loss must be completed prior to June 30, 2002. Any impairment loss resulting from the transitional impairment test will be retroactively recorded as a cumulative effect of a change in accounting principle for the quarter ended September 30, 2001. Subsequent impairment losses will be reflected in operating income in the income statement. As required by SFAS No. 142, the results of the prior year's quarter have not been restated. A reconciliation of net income as if SFAS No. 142 has been adopted is presented below for the three months ended September 30, 2000:

                                              Three Months ended September 30,

                                                    2001           2000
                                                -----------    -----------

Reported net income (loss)                      $    44,073    $  ( 59,788)
Add-back goodwill amortization                           --    $    37,953
                                                -----------    -----------

Adjusted net income (loss)                      $    44,073    $  ( 21,835)
                                                ===========    ===========

Basic earnings per share
   Reported earnings (loss) per share                 0.004         (0.006)
   Goodwill amortization                                 --          0.004
                                                -----------    -----------

   Adjusted earnings (loss) per share                 0.004         (0.002)
                                                ===========    ===========

Diluted earnings per share

   Reported earnings (loss) per share                  0.004         (0.006)
   Goodwill amortization                                 --          0.004
                                                -----------    -----------

   Adjusted earnings (loss) per share                 0.004         (0.002)
                                                ===========    ===========


Note 6.  Investment Agreement

On August 7, 2001, the Company announced that it had entered into an agreement to form a strategic alliance with Hamon Research-Cottrell, Inc. As part of the agreement, Hamon Research-Cottrell acquired directly from the Company 500,000 shares of TurboSonic common stock, representing an approximately 4.7% equity interest at $1.00 U.S. per share. Amounts of $50,000 and $450,000 were added to Common Shares and Additional Paid-in Capital as the result of this transaction. Certain of TurboSonic's shareholders, including officers and directors, granted options to Hamon Research-Cottrell to acquire control of TurboSonic from these shareholders at prices ranging from $1.80 to $2.50 per share. These options are exercisable only in the event that Hamon Research-Cottrell initiates a tender offer for TurboSonic's common stock. The agreement also provides for the joint marketing of certain products.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Three Months ended September 30, 2001 Compared with Three Months ended September 30, 2000

Nozzle systems revenue increased by $251,210 (50.6%) to $748,108 for the three-month period ended September 30, 2001 from $496,898 for the same period in 2001. The completion of orders for the supply of cooling towers and systems for evaporative gas cooling systems is primarily responsible for the increase in nozzle system revenues.

Scrubber system revenue increased by $72,661 (5.7%) to $1,355,965 for the three month period ended September 30, 2001 from $1,283,304 for the same period one year earlier. A larger volume of spare parts orders than the previous three-month period contributed to the sales increase noted above.

Cost of nozzle systems increased by $243,648 (93.20%) to $505,053 for the three months ended September 30, 2001 from $261,405 for the same period in 2001. As a percentage of nozzle systems revenue, the cost of nozzle systems was 67.5% for the three month period ended September 30, 2001 and 52.6% for the same period in 2001. The increased nozzle system costs is the result of the increased sales volume discussed above. The increased ratio costs to revenue in the current quarter over that of last year is the result of the sale of more cooling towers and systems in this period, which typically produce lower margins than other components of the evaporative gas cooling system.

Cost of scrubber systems increased by $24,489 (2.2%) to $1,154,431 for the three month period ended September 30, 2001 from $1,129,942 for the same period one year earlier. As a percentage of scrubber systems revenue, the cost of scrubber systems was 85.1% versus 88.1% for the same period in 2001. The increased scrubber system costs is the result of the increased sales volume discussed above. The decreased percent to revenue is the result of a larger volume of scrubber spare parts orders, which generally carry higher margins than scrubber systems, than in the previous three month period ended September 30,2000.

Selling, general and administrative expenses increased $3,045 (0.9%) to $332,138 for the three month period ended September 30, 2001 from $329,093 for the same period in 2001. As a percentage of total revenue, selling, general and administrative expenses were 15.8% for the quarter ended September 30, 2001 and 18.5% for the same period a year earlier. This decrease in percent to revenue is the direct result of the increased volume of revenue for the current period. Also included in total expenses were the stock-based compensation expense ($846)[note 4] and debt modification ($18,650) expense [note 3].

Net income before tax increased $147,921 to $88,133 from the net loss before taxes of $59,788 for the same period in 2001. Income tax expense of $44,060 was recorded in the three month period ended September 30, 3001 compared to no tax expense in the same period one year ago. A comprehensive loss of $88,040 was recorded for the three months ended September 30, 2001, as compared to a comprehensive loss of $5,599 for the same period in fiscal 2001. The large comprehensive loss in the current quarter was the result of the significant decrease in the value of the Canadian dollar opposite the US dollar from June 30, 2001 to September 30, 2001, and the resulting changes in our balance sheet relative to Canadian-denominated accounts.


Liquidity and Capital Resources

The Company had a negative cash flow from operating activities of $1,171,343 for the three month period ended September 30, 2001 as compared to negative cash flow of $149,646 for the same period in 2001, a decrease in cash flow of $1,021,697. The negative cash flow for the period ended September 30, 2001 is primarily the result of the completion of the large Norske Skog WESP during the current quarter and the subsequent payment of related accounts payable .

Cash flows from financing activities included proceeds from the sale of common shares [note 5] to Hamon Research-Cottrell for $500,000.

At September 30, 2001, the Company had working capital of $1,662,331, as compared to working capital as at June 30, 2001 of $1,216,432, an increase of $445,899. The Company's current ratio (current assets divided by current liabilities) was 1.97 and 1.34 as at September 30, 2001 and June 30, 2001, respectively.

The Company's contracts typically provide for progress payments based upon the achievement of performance milestones or the passage of time. The Company's contracts often provide for the Company's customers to retain a portion of the contract price until the achievement of performance guarantees has been demonstrated. The Company attempts to have its progress billings exceed its costs and estimated earnings on uncompleted contracts; however, it is possible, at any point in time, that costs and estimated earnings can exceed progress billings on uncompleted contracts, which would negatively impact cash flow and working capital. At September 30, 2001, "Billings in excess of costs and estimated earnings on uncompleted contracts" exceeded "Deferred contract costs and unbilled revenue" by $270,942, thereby negatively impacting cash flow. At June 30, 2001, "Deferred contract costs and unbilled revenue" exceeded "Billings in excess of costs and estimated earnings on uncompleted contracts" by $49,163. The large decrease in both categories from June 30, 2001 to September 30, 2001 [note 2] is the direct result of the completion of the Norske Skog Canada WESP in the current quarter.

The Company's backlog as at September 30, 2001 was approximately $300,000, of which the Company believes all will be shipped prior to the end of the current fiscal year. The Company believes that the projected cash generated from operations, together with current cash reserves will be sufficient to meet its cash needs through the end of the fiscal year ended June 30, 2001.


Quantitative and Qualitative Information About Market Risk

The Company does not engage in trading market risk sensitive instruments and does not purchase hedging instruments or "other than trading" instruments that are likely to expose the Company to market risk, whether interest rate, foreign currency exchange, commodity price or equity prices risk. The Company has purchased no options and entered into no swaps. The Company has no bank borrowing facility, which could subject it to the risk of interest rate fluctuations.

Part II - Other Information
---------------------------

Item 1.  None

Item 2. On August 6, 2001 we privately sold 500,000 shares of our common stock to Hamon Research-Cottrell for consideration of $1.00 per share for an aggregate of $500,000. Reference is made to our current report on Form 8-K dated August 14, 2001 for further details with regard to this transaction.

Item 3.  None

Item 4.  None

Item 5.  None

Item 6.  (a)      None

         (b)      Reports on Form 8-K;
                  August 14, 2001; Item 5


                                    Signature
                                    ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated:  November 5, 2001


                                          TURBOSONIC TECHNOLOGIES, INC.



                                          By:   /s/  PATRICK J. FORDE
                                              ----------------------------------
                                              Patrick J. Forde, President,
                                              Secretary and Treasurer