Form 10QSB
period 2001-12-31
TURBOSONIC TECHNOLOGIES INC
filed 2002-02-14
CIK 900393

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(MarkOne)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended December 31, 2001

                                       or

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

                                                                  [X] Yes [_] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.
As of December 31, 2001,10,507,250 shares of Common Stock were outstanding.

                 TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES
                                   Form 10-QSB

                                      INDEX

                                                                                PAGE
                                                                                ----
PART 1 -  FINANCIAL INFORMATION

       ITEM 1
       Consolidated Statement of Operations
           (Unaudited) for the Three Months and Six Months
           Ended December 31, 2001 and December 31, 2000                            3

       Consolidated Balance Sheet
           At December 31, 2001 (Unaudited) and June 30, 2001 (Audited)             4

       Consolidated Statement of Cash Flows
           (Unaudited) for the Six Months Ended
           December 31, 2001 and December 31, 2000                                  5

       Notes to Consolidated Financial Statements
           (Unaudited)                                                          6 - 7

       Item 2.
       Management's Discussion and Analysis of
           Financial Conditions and Results of Operations                       8 - 9

PART II - OTHER INFORMATION

       Item 1.    Legal Proceedings                                                10

       Item 2.    Changes in Securities                                            10

       Item 3.    Defaults Upon Senior Securities                                  10

       Item 4.    Submission of Matters to a                                       10
                  Vote of Security Holders                                         10

       Item 5.    Other Information                                                10

       Item 6.    Exhibits and Reports on Form 8-K                                 10

                  Signature                                                        10

                          TURBOSONIC TECHNOLOGIES, INC.
                          AND SUBSIDIARIES
                          Consolidated Statement of Operations
                          US dollars (Unaudited)

                                            For the Three   For the Three    For the Six     For the Six
                                            Months Ended    Months Ended    Months Ended    Months Ended
                                            December 31,    December 31,    December 31,    December 31,
                                                2001            2000            2001            2000
                                            ------------    -------------   ------------    ------------

Nozzle systems revenue                       $   418,945     $   702,941     $ 1,167,053     $ 1,199,839

Scrubber systems revenue                         144,190         852,739       1,500,155       2,136,043
                                             -----------     -----------     -----------     -----------

     Total revenue                               563,135       1,555,680       2,667,208       3,335,882
                                             -----------     -----------     -----------     -----------

Cost of nozzles systems                          221,179         376,806         726,232         630,991

Cost of scrubber systems                         222,193         758,604       1,376,624       1,870,887
                                             -----------     -----------     -----------     -----------

     Total cost of goods sold                    443,372       1,135,410       2,102,856       2,501,878
                                             -----------     -----------     -----------     -----------

     Gross profit                                119,763         420,270         564,352         834,004
                                             -----------     -----------     -----------     -----------

Selling, general and administrative
expenses                                         350,232         353,789         682,370         707,761

Stock-based compensation expense                     888         (71,812)          1,734         (11,701)

Debt modification expense                         10,531           8,250          29,181           8,250

Depreciation and amortization [note 5]             9,001          49,164          18,200          98,592
                                             -----------     -----------     -----------     -----------

     Total expenses                              370,652         339,391         731,485         802,902
                                             -----------     -----------     -----------     -----------

(Loss) income from operations                   (250,889)         80,879        (167,133)         31,102

Interest (expense) income                         (3,251)         (9,864)          1,126         (19,875)
                                             -----------     -----------     -----------     -----------

Net (loss) income before taxes                  (254,140)         71,015        (166,007)         11,227

Tax (recovery) provision                         (50,829)              0          (6,769)              0
                                             -----------     -----------     -----------     -----------

Net (loss) income                            $  (203,311)    $    71,015        (159,238)         11,227

Other comprehensive (loss) income: foreign
currency translation                             (16,572)          8,125        (105,412)          2,526
                                             -----------     -----------     -----------     -----------

Comprehensive (loss) income                  $  (219,883)    $    79,140     $  (264,650)    $    13,753
                                             ===========     ===========     ===========     ===========

Weighted average number of shares
outstanding                                   10,507,250      10,000,000      10,507,250      10,000,000

Incremental shares using treasury method      10,614,045      10,192,916      10,598,364      10,187,811

Basic EPS                                         (0.019)          0.007          (0.015)          0.001

Diluted EPS                                       (0.019)          0.007          (0.015)          0.001

                          TURBOSONIC TECHNOLOGIES, INC.
                          AND SUBSIDIARIES
                          Consolidated Balance Sheet
                          (US dollars)

                                                           December 31, 2001    June 30, 2001
                                                              (Unaudited)         (Audited)
                                                           -----------------    -------------
     Assets
Current Assets:

   Cash and cash equivalents                                  $   787,993        $ 1,778,604
   Contracts and accounts receivable, net of allowance
      for doubtful accounts of $51,592 and $61,904              1,060,070          1,698,139
   Deferred contract costs and unbilled revenue [note 2]          179,153          1,257,351
   Income taxes receivable                                          4,482                 --
   Inventories                                                     71,070             78,790
   Other current assets                                            66,199             32,574
                                                              -----------        -----------
Total current assets                                            2,168,967          4,845,458

Equipment and leasehold improvements,
   at cost, net of accumulated depreciation                       116,241            115,427
Patents, less accumulated amortization                                  1                  1
Goodwill, net of accumulated amortization [note 5]                797,774            797,794
Other assets                                                       20,778             20,779
                                                              -----------        -----------
Total Assets                                                  $ 3,103,761        $ 5,779,459
                                                              ===========        ===========

     Liabilities and Stockholders' Equity

Current Liabilities:
   Loans from shareholders - current [note 3]                 $    58,909        $   230,100
   Accounts payable & accrued expenses                            441,543          2,092,673
   Billings in excess of costs and estimated
      earnings on uncompleted contracts [note 2]                  211,386          1,208,188
   Income taxes payable                                                --             76,768
   Obligations under capital leases, current portion               28,114             21,297
                                                              -----------        -----------
Total Current Liabilities                                         739,952          3,629,026

Accrued expenses                                                   19,035             38,066
Obligations under capital leases, long-term portion                26,336             33,902
                                                              -----------        -----------
                                                                  785,323          3,700,994
                                                              -----------        -----------

Stockholders' Equity:
   Authorized share capital
    21,800,000 common shares par value $0.10 per share
    8,200,000 exchangeable common shares par value
                   $0.10 per share

   Issued share capital
    5,792,608 common shares [note 6]                               50,725                 --
    4,714,642 exchangeable shares                               2,299,096          2,299,096
   Additional paid - in capital [notes 3, 4 and 6]              2,003,522          1,549,624
                                                              -----------        -----------
                                                                4,353,343          3,848,720
Accumulated other comprehensive (loss)                           (143,738)           (38,326)
Accumulated deficit                                            (1,891,167)        (1,731,929)
                                                              -----------        -----------

Total stockholders' equity                                      2,318,438          2,078,465
                                                              -----------        -----------

Total Liabilities and Stockholders' Equity                    $ 3,103,761        $ 5,779,459
                                                              ===========        ===========

                          TURBOSONIC TECHNOLOGIES, INC.
                          AND SUBSIDIARIES
                          Consolidated Statement of Cash Flows
                          For the six months ended December 31,
                          2001 and December 31, 2000
                          (US dollars)     (Unaudited)

                                                                        December 31,2001     December 31,2000
                                                                        ----------------     ----------------

Cash flows from operating activities
   Net income (loss)                                                      $  (159,238)          $  11,227
Add changes to operations not requiring
   a current cash payment:
   Stock-based compensation expense                                             1,734             (11,701)
   Debt modification expense                                                   29,181               8,250
   Depreciation and amortization                                               18,200              98,592
                                                                          -----------           ---------
                                                                             (110,123)            106,368
                                                                          -----------           ---------

Changes in non-cash working capital balances Related to operations:
     Decrease (increase) in accounts receivable                               575,667            (559,699)
     Decrease in inventories                                                    7,163              12,479
     (Increase) decrease in income tax recoverable                             (4,480)             22,437
     Decrease in deferred contract costs
       and unbilled revenue                                                 1,032,310             215,797
     (Increase) in other current assets                                       (35,626)            (31,584)
     (Decrease) increase in accounts payable and
       accrued charges                                                     (1,616,803)            141,717
     (Decrease) increase in unearned revenue and
       contract advances                                                     (952,673)            582,236
     (Decrease) in income taxes payable                                       (73,897)                 --
                                                                          -----------           ---------
                                                                           (1,068,339)            383,383
                                                                          -----------           ---------
     Net cash (applied to) provided by operating activities                (1,178,462)            489,751
                                                                          -----------           ---------

Cash flows from investing activities:
       Purchase of capital assets                                             (25,168)             (5,180)
                                                                          -----------           ---------

       Net cash (applied to)investing activities                              (25,168)             (5,180)
                                                                          -----------           ---------

Cash flows from financing activities
       Proceeds (repayment) of capital leases                                   2,010             (12,437)
       (Repayment) of shareholder loans                                      (189,470)                 --
       Proceeds from issuance of common shares [note 6]                       502,904                  --
                                                                          -----------           ---------

       Net cash provided by (applied to) financing activities                 315,444             (12,437)
                                                                          -----------           ---------

Effect of exchange rate change on cash                                       (102,425)             (7,113)
                                                                          -----------           ---------

Net cash (applied) provided during the period                                (990,611)            465,021
Cash - beginning of period                                                  1,778,604             407,784
                                                                          -----------           ---------

Cash - end of period                                                      $   787,993           $ 872,805
                                                                          ===========           =========

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2001
(Unaudited)

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

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulations S-X. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended December 31, 2001, and the six month period ended December 31, 2001 are not necessarily indicative of the results that may be expected for the year ending June 30, 2002. These consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2001.

Note. 2. Costs and Estimated Earnings on Uncompleted Contracts

                                            December 31,2001   June 30, 2001
                                            ----------------   -------------
Costs incurred on uncompleted contracts       $13,432,655       $11,394,645

Estimated earnings                              1,519,405         1,489,467
                                              -----------       -----------

                                               14,952,060        12,884,112

Less:   billings to date                       14,984,293        12,834,949
                                              -----------       -----------

                                              $   (32,233)      $    49,163
                                              ===========       ===========

Included in accompanying balance sheets
under the following captions:

Costs and estimated earnings in excess of
Billings on uncompleted contracts             $   179,153       $ 1,257,351
Billings in excess of costs and estimated
Earnings on uncompleted contracts                (211,386)       (1,208,188)
                                              -----------       -----------
                                              $   (32,233)      $    49,163
                                              ===========       ===========

As the result of the financial difficulties experienced by one of the Company's subcontractors that became known during the first quarter of fiscal 2002 and its subsequent assignment of assets for the benefit of creditors, the estimated completion costs for a project were revised upward by $177,000 in the financial statements for the year ended June 30, 2001. The estimated completion costs have been increased for the six-month period ended December 31, 2001 by $140,000 to $317,000. Management has based this estimate on information available about the subcontractor's status and an assessment of its own obligations under the contract with its customer. Due to uncertainties related to obligations of the subcontractor that the Company will assume, the estimate of additional costs that the Company could ultimately incur could differ materially in the near term from the estimated costs. Recovery, in whole or part, of these increased costs may be possible through the liquidation of the assets of the subcontractor. The liquidation process may not be completed in the fiscal period ended June 30, 2002.

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

In October 2001 and in December 2001, the loans by the two directors and officers and the first shareholder mentioned above were repaid in full.

Note 4.  2000 Stock Option Plan

The Company had concluded, subsequent to the end of fiscal 2000, that its 2000 Stock Option Plan should be accounted for as a variable plan in accordance with FIN 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. The Company's amended financial statements for fiscal 2000 and the first quarter of fiscal 2001, together with the financial statements for the second quarter of fiscal 2001 reflect the accounting for the variable stock options plan. The financial statements for the first six months of fiscal 2002 include a stock-based compensation expense of $1,734.

During the third quarter of fiscal 2001, the 2000 Stock Option Plan was amended. As a result of the amendment, the plan will be accounted for as a non-variable plan from the date of amendment in accordance with FIN 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.

Note 5.  Goodwill

Effective July 1, 2001, the Company early adopted SFAS No. 142, Goodwill and Intangible Assets. Under SFAS No.142, goodwill is no longer amortized but is subject to an annual impairment review (or more frequently if deemed appropriate). Since the adoption of SFAS No. 142 at July 1, 2001, the Company has completed the transitional impairment test to identify if there is any impairment to the goodwill as at July 1, 2001 using a fair value methodology. The Company has concluded that there is no impairment as at July 1, 2001. An annual impairment test will be completed as of April 1, 2002. As required by SFAS No.142, the results for the prior year's quarter have not been restated. A reconciliation of net income as if SFAS No.142 has been adopted is presented below for the three month and six-month periods ended December 31, 2001 and 2000:

                                        Three Months ended December 31,   Six Months ended December 31
                                             2001          2000                2001         2000
                                           ---------     ---------           ---------    -------
Reported net income (loss)                 $(210,914)    $  71,015           $(166,938)   $11,227
Add-back goodwill amortization                    --     $  37,953                  --    $75,906
                                           ---------     ---------           ---------    -------

Adjusted net income (loss)                 $(210,914)    $ 108,968           $(166,938)   $87,133
                                           =========     =========           =========    =======

Basic earnings per share
   Reported earnings (loss) per share         (0.020)        0.007              (0.016)     0.001
   Goodwill amortization                          --         0.004                  --      0.008
                                           ---------     ---------           ---------    -------

   Adjusted earnings (loss) per share         (0.020)        0.011              (0.016)     0.009
                                           =========     =========           =========    =======

Diluted earnings per share

   Reported earnings (loss) per share         (0.020)        0.007              (0.016)     0.001
   Goodwill amortization                          --         0.004                          0.008
                                           ---------     ---------           ---------    -------

   Adjusted earnings (loss) per share         (0.020)        0.011              (0.016)     0.009
                                           =========     =========           =========    =======

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Three Months ended  December 31, 2001
Compared with Three Months ended  December 31, 2000

Nozzle systems revenue decreased by $283,996 (40.4%) to $418,945 for the three-month period ended December 31, 2001 from $702,941 for the same period in fiscal 2001. The delay in placement of orders, as the result of the current recessional climate, for the supply of cooling towers and systems for evaporative gas cooling systems is primarily responsible for the decrease in nozzle system revenues.

Scrubber system revenue decreased by $708,549 (83.1%) to $144,190 for the three month period ended December 31, 2001 from $852,739 for the same period one year earlier. Non-replacement in the current quarter of the large scrubber system orders in progress during the previous three-month period contributed to the sales decrease noted above. The reduction of scrubber system revenue is also the result of postponed order placements due to the current recession in the US.

Cost of nozzle systems decreased by $155,627 (41.3%) to $221,179 for the three months ended December 31, 2001 from $376,806 for the same period in fiscal 2001. As a percentage of nozzle systems revenue, the cost of nozzle systems was 52.8% for the three month period ended December 31, 2001 and 53.6% for the same period in fiscal 2001. The decreased nozzle system costs is the result of the decreased sales volume discussed above.

Cost of scrubber systems decreased by $536,411 (70.7%) to $222,193 for the three month period ended December 31, 2001 from $758,604 for the same period one year earlier. As a percentage of scrubber systems revenue, the cost of scrubber systems was 154.1% versus 89.0% for the same period in fiscal 2001. The decreased scrubber system costs is the result of the decreased sales volume discussed above. The increased percent to revenue is the result of the recognition in the current quarter of increased project costs on a specific scrubber project as discussed in Note 2 to these financial statements, that did not occur in the previous three month period ended December 31,2000.

Selling, general and administrative expenses decreased $3,557 (1.0%) to $350,232 for the three month period ended December 31, 2001 from $353,789 for the same period in fiscal 2001. As a percentage of total revenue, selling, general and administrative expenses were 62.2% for the quarter ended December 31, 2001 and 22.7% for the same period a year earlier. This increase in percent to revenue is the direct result of the decreased volume of revenue for the current period. Also included in total expenses were the stock-based compensation expense ($888)[note 4] and debt modification ($10,531) expense [note 3].

Net income before tax decreased $325,155 to a net loss of $254,140 from the net income before taxes of $71,015 for the same period in fiscal 2001. Income tax recovery of $50,829 was recorded in the three month period ended December 31, 2001 compared to no tax expense in the same period one year ago. An "other comprehensive loss" of $16,572 was recorded for the three months ended December 31, 2001, as compared to "other comprehensive income" of $8,125 for the same period in fiscal 2001. The "other comprehensive loss" in the current quarter was the result of the decrease in the value of the Canadian dollar opposite the US dollar from September 30, 2001 to December 31, 2001, and the resulting changes in our balance sheet relative to Canadian dollar-denominated accounts.

Six Months ended  December 31, 2001
Compared with Six Months ended  December 31,2000

Nozzle systems revenue decreased marginally by $32,786 (2.7%) to $1,167,053 for the six-month period ended December 31, 2001 from $1,199,839 for the same period in fiscal 2001.

Scrubber system revenue decreased by $635,888 (29.8%) to $1,500,155 for the six month period ended December 31, 2001 from $2,136,043 for the same period one year earlier. Non-replacement in the current period of the large scrubber system orders in progress during the previous six-month period in fiscal 2001 contributed to the sales decrease noted above. The reduction of scrubber system revenue is also the result of postponed order placements due to the current recession in the US.

Cost of nozzle systems increased by $95,241 (15.1%) to $726,232 for the six months ended December 31, 2001 from $630,991 for the same period in fiscal 2001. As a percentage of nozzle systems revenue, the cost of nozzle systems was 62.2% for the six month period ended

December 31, 2001 and 52.6% for the same period in fiscal 2001. The increased ratio to sales variance in the current period over that of last year is the result of the sale of more cooling towers in this period, which typically produce lower margins than other components of the evaporative gas cooling system.

Cost of scrubber systems decreased by $494,263 (26.4%) to $1,376,624 for the six month period ended December 31, 2001 from $1,870,887 for the same period one year earlier. As a percentage of scrubber systems revenue, the cost of scrubber systems was 91.8% versus 87.6% for the same period in fiscal 2001. The decreased scrubber system costs is the result of the decreased sales volume discussed above. The increased percent to revenue is the result of the recognition in the current quarter of increased project costs on a specific scrubber project as discussed in Note 2, that did not occur in the previous six month period ended December 31,2000.

Selling, general and administrative expenses decreased $25,391 (3.6%) to $682,370 for the six month period ended December 31, 2001 from $707,761 for the same period in fiscal 2001. As a percentage of total revenue, selling, general and administrative expenses were 25.6% for the fiscal period ended December 31, 2001 and 21.2% for the same period a year earlier. This increase in percent to revenue is the direct result of the decreased volume of revenue for the current period. Also included in total expenses were the stock-based compensation expense ($1,734)[note 4] and debt modification ($29,181) expense [note 3].

Net income before tax decreased $177,234 to a net loss of $166,007 from the net income before taxes of $11,227 for the same period in fiscal 2001. An "other comprehensive loss" of $105,412 was recorded for the six months ended December 31, 2001, as compared to "other comprehensive income" of $2,526 for the same period in fiscal 2001. The "other comprehensive loss" in the current period was the result of the decrease in the value of the Canadian dollar opposite the US dollar from June 30, 2001 to December 31, 2001, and the resulting changes in our balance sheet relative to Canadian-denominated accounts.

Liquidity and Capital Resources

The Company had a negative cash flow from operating activities of $1,178,462 for the six month period ended December 31, 2001 as compared to positive cash flow of $489,751 for the same period in fiscal 2001, a decrease in cash flow of $1,668,213. The negative cash flow for the period ended December 31, 2001 is primarily the result of the completion of the large Norske Skog WESP during the current period and the subsequent payment of related accounts payable. Norske Skog currently is maintaining a holdback of $375,000, which will be released upon successful completion of the WESP performance tests.

Cash flows from financing activities included proceeds from the sale of common shares [note 5] to Hamon Research-Cottrell for $500,000.

At December 31, 2001, the Company had working capital of $1,429,015, as compared to working capital as at June 30, 2001 of $1,216,432, an increase of $212,583. The Company's current ratio (current assets divided by current liabilities) was
2.93 and 1.34 as at December 31, 2001 and June 30, 2001, respectively.

The Company's contracts typically provide for progress payments based upon the achievement of performance milestones or the passage of time. The Company's contracts often provide for the Company's customers to retain a portion of the contract price until the achievement of performance guarantees has been demonstrated. The Company attempts to have its progress billings exceed its costs and estimated earnings on uncompleted contracts; however, it is possible, at any point in time, that costs and estimated earnings can exceed progress billings on uncompleted contracts, which would negatively impact cash flow and working capital. At December 31, 2001, "Billings in excess of costs and estimated earnings on uncompleted contracts" exceeded "Deferred contract costs and unbilled revenue" by $32,233, thereby negatively impacting cash flow. At June 30, 2001, "Deferred contract costs and unbilled revenue" exceeded "Billings in excess of costs and estimated earnings on uncompleted contracts" by $49,163. The large decrease in both categories from June 30, 2001 to December 31, 2001 [note 2] is the direct result of the completion of the Norske Skog Canada WESP in the current period.

The Company's backlog as at December 31, 2001 was approximately $300,000, of which the Company believes all will be shipped prior to the end of the current fiscal year. The Company believes that the projected cash generated from operations, together with current cash reserves will be sufficient to meet its cash needs through the end of the fiscal year ended June 30, 2002.

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

Part II - Other Information

Item 1. None

Item 2. None

Item 3. None

Item 4. Submission of Matters to a Vote of Security Holders

        (a)  December 13, 2001 - Annual Meeting

        (b)  Election of Officers:

             Name                      For               Against

             Edward F. Spink           7,807,501         9,510
             Patrick J. Forde          7,807,501         9,510
             Richard H. Hurd           7,807,501         9,510
             Dr. Donald R. Spink       7,807,494         9,510
             Jonathan R. Lagarenne     7,807,501         9,510

        (c)  Ratification  of  Selection  of Ernst & Young LLP as  Independent
             Auditors

             For                       Against           Abstention

             7,502,129                 9,639             305,243

Item 5. None

Item 6. (a)  None

        (b)  None

                                    Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated:  February 14, 2002

                                     TURBOSONIC TECHNOLOGIES, INC.


                                     By:   /s/  PATRICK J. FORDE
                                         ---------------------------------------
                                         Patrick J. Forde, President,
                                         Secretary and Treasurer