Form 10QSB
period 2002-03-31
TURBOSONIC TECHNOLOGIES INC
filed 2002-05-14
CIK 900393

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended          March 31, 2002
                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 12 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                                                  |X| Yes |_| No

         APPLICABLE ONLY TO ISSUERS INVOLVED IN A BANKRUPTCY PROCEEDING
                        DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by the Section 12, 13 or 15 (d) of the Securities Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                                                  |X| Yes |_| No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

As of March 31, 2002, 10,507,250 shares of Common Stock were outstanding.


                 TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES
                                   Form 10-QSB


                                      INDEX


PART 1 - FINANCIAL INFORMATION                                              PAGE
                                                                            ----

       ITEM 1
       Consolidated Statement of Operations
             (Unaudited) for the Three Months and Nine Months
             Ended March 31, 2002 and March 31, 2001                        3

       Consolidated Balance Sheet
             At March 31, 2002 (Unaudited) and June 30, 2001 (Audited)      4

       Consolidated Statement of Cash Flows
             (Unaudited) for the Nine Months Ended
             March 31, 2002 and March 31, 2001                              5

       Notes to Consolidated Financial Statements
             (Unaudited)                                                  6 - 7

       Item 2.
       Management's Discussion and Analysis of
             Financial Conditions and Results of Operations               8 - 9



PART II - OTHER INFORMATION

       Item 1.    Legal Proceedings                                      10

       Item 2.    Changes in Securities                                  10

       Item 3.    Defaults Upon Senior Securities                        10

       Item 4.    Submission of Matters to a                             10
                  Vote of Security Holders                               10

       Item 5.    Other Information                                      10

       Item 6.    Exhibits and Reports on Form 8-K                       10

                  Signature                                              10


                                        TURBOSONIC TECHNOLOGIES, INC.
                                        AND SUBSIDIARIES
                                        Consolidated Statement of Operations
                                        US dollars  (Unaudited)

                                           For the Three    For the Three    For the Nine     For the Nine
                                           Months Ended     Months Ended     Months Ended     Months Ended
                                             March 31,        March 31,        March 31,       March 31,
                                               2002             2001             2002             2001
                                           -------------    -------------    -------------    -------------
Nozzle systems revenue                     $     612,424    $     989,237    $   1,776,277    $   2,187,125

Scrubber systems revenue                          82,261        4,382,859        1,585,616        6,520,853
                                           -------------    -------------    -------------    -------------

     Total revenue                               694,685        5,372,096        3,361,893        8,707,978
                                           -------------    -------------    -------------    -------------

Cost of nozzles systems                          337,281          643,205        1,082,691        1,268,293

Cost of scrubber systems                         131,827        3,909,134        1,489,273        5,785,924
                                           -------------    -------------    -------------    -------------

     Total cost of goods sold                    469,108        4,552,339        2,571,964        7,054,217
                                           -------------    -------------    -------------    -------------

     Gross profit                                225,577          819,757          789,929        1,653,761
                                           -------------    -------------    -------------    -------------

Selling, general and administrative
expenses                                         358,079          422,813        1,040,449        1,130,574

Stock-based compensation expense                   3,115           (5,089)           4,849          (16,790)

Debt modification expense                          3,847           13,637           33,028           21,887

Depreciation and amortization [note 5]             8,930           49,134           27,130          147,726
                                           -------------    -------------    -------------    -------------

     Total expenses                              373,971          480,495        1,105,456        1,283,397
                                           -------------    -------------    -------------    -------------

(Loss) income from operations                   (148,394)         339,262         (315,527)         370,364

Interest (expense) income                           (932)          (1,134)             194          (21,009)
                                           -------------    -------------    -------------    -------------

Net (loss) income before taxes                  (149,326)         338,128         (315,333)         349,355

Tax (recovery)                                   (33,068)               0          (39,837)               0
                                           -------------    -------------    -------------    -------------

Net (loss) income                          $    (116,258)   $     338,128         (275,496)         349,355

Other comprehensive (loss):
foreign currency translation                        (511)         (72,658)        (105,923)         (72,009)
                                           -------------    -------------    -------------    -------------

Comprehensive (loss) income                $    (116,769)   $     265,470    $    (381,419)   $     277,346
                                           =============    =============    =============    =============

Weighted average number of shares
outstanding                                   10,507,250       10,000,000       10,507,250       10,000,000

Incremental shares using treasury method
[note 7]                                      10,507,250       10,127,046       10,507,250       10,170,960

Basic EPS                                         (0.011)           0.034           (0.026)           0.035

Diluted EPS                                       (0.011)           0.033           (0.026)           0.034


                                        TURBOSONIC TECHNOLOGIES, INC.
                                        AND SUBSIDIARIES
                                        Consolidated Balance Sheet
                                        (US dollars)


                                                         March 31, 2002  June 30, 2001
                                                           (Unaudited)     (Audited)
                                                         --------------  -------------
     Assets
Current Assets:

   Cash and cash equivalents                               $   729,898    $ 1,778,604
   Contracts and accounts receivable, net of allowance
      for doubtful accounts of $42,399 and $61,904           1,005,087      1,698,139
   Deferred contract costs and unbilled revenue [note 2]        69,358      1,257,351
   Income taxes recoverable                                     37,414             --
   Inventories                                                  95,062         78,790
   Other current assets                                         51,784         32,574
                                                           -----------    -----------
Total current assets                                         1,988,603      4,845,458

Equipment and leasehold improvements,
   at cost, net of accumulated depreciation                    113,011        115,427
Patents, less accumulated amortization                               1              1
Goodwill, net of accumulated amortization [note 5]             797,774        797,794
Other assets                                                    20,778         20,779
                                                           -----------    -----------
Total Assets                                               $ 2,920,167    $ 5,779,459
                                                           ===========    ===========

     Liabilities and Stockholders' Equity

Current Liabilities:
   Loans from shareholders - current [note 3]              $    62,727    $   230,100
   Accounts payable & accrued expenses                         426,550      2,092,673
   Billings in excess of costs and estimated
      earnings on uncompleted contracts [note 2]               171,039      1,208,188
   Income taxes payable                                             --         76,768
   Obligations under capital leases, current portion            28,089         21,297
                                                           -----------    -----------
Total Current Liabilities                                      688,405      3,629,026

Accrued expenses                                                19,054         38,066
Obligations under capital leases, long-term portion              7,926         33,902
                                                           -----------    -----------
                                                               715,385      3,700,994
                                                           -----------    -----------

Stockholders' Equity:
   Authorized share capital
    21,800,000 common shares par value $0.10 per share
    8,200,000 exchangeable common shares par value
                   $0.10 per share

   Issued share capital
    5,792,608 common shares [note 6]                            50,725             --
    4,714,642 exchangeable shares                            2,299,096      2,299,096
   Additional paid - in capital [notes 3, 4 and 6]           2,006,635      1,549,624
                                                           -----------    -----------
                                                             4,356,456      3,848,720
Accumulated other comprehensive (loss)                        (144,249)       (38,326)
Accumulated deficit                                         (2,007,425)    (1,731,929)
                                                           -----------    -----------
Total stockholders' equity                                   2,204,782      2,078,465
                                                           -----------    -----------
Total Liabilities and Stockholders' Equity                 $ 2,920,167    $ 5,779,459
                                                           ===========    ===========


                     TURBOSONIC TECHNOLOGIES, INC.
                     AND SUBSIDIARIES
                     Consolidated Statement of Cash Flows
                     For the nine months ended March 31, 2002 and March 31, 2001 (US dollars) (Unaudited)


                                                                    March 31, 2002  March 31, 2001
                                                                    --------------  --------------
Cash flows from operating activities
   Net income (loss)                                                  $  (275,496)   $   349,355
Add changes to operations not requiring
   a current cash payment:
   Stock-based compensation expense                                         4,849        (16,790)
   Debt modification expense                                               33,028         21,887
   Depreciation and amortization                                           27,130        147,726
                                                                      -----------    -----------
                                                                         (210,489)       502,178
                                                                      -----------    -----------

Changes in non-cash working capital balances related to operations:
     Decrease in accounts receivable                                      629,588        168,004
     (Increase) in inventories                                            (16,856)       (13,847)
     (Increase) decrease in income tax recoverable                        (33,120)        22,264
     Decrease in deferred contract costs
       and unbilled revenue                                             1,137,274        214,067
     (Increase) in other current assets                                   (19,693)        (2,075)
     (Decrease) increase in accounts payable and
       accrued charges                                                 (1,618,032)       962,002
     (Decrease) increase in unearned revenue and
       contract advances                                                 (988,710)       974,646
     (Decrease) in income taxes payable                                   (78,116)            --
                                                                      -----------    -----------
                                                                         (987,665)     2,325,061
                                                                      -----------    -----------
     Net cash (applied to) provided by operating
       activities                                                      (1,198,154)     2,827,239
                                                                      -----------    -----------
Cash flows from investing activities:
       Purchase of capital assets                                         (30,272)        (6,972)
                                                                      -----------    -----------
       Net cash (applied to)investing activities                          (30,272)        (6,972)
                                                                      -----------    -----------
Cash flows from financing activities
       (Repayment) of capital leases                                       (6,943)       (18,691)
       (Repayment) of shareholder loans                                  (189,470)            --
       Proceeds from issuance of common shares [note 6]                   502,904             --
                                                                      -----------    -----------
       Net cash provided by (applied to) financing activities             306,491        (18,691)
                                                                      -----------    -----------
Effect of exchange rate change on cash                                   (126,771)       (81,408)
                                                                      -----------    -----------
Net cash (applied) provided during the period                          (1,048,706)     2,720,168
Cash - beginning of period                                              1,778,604        407,784
                                                                      -----------    -----------
Cash - end of period                                                  $   729,898    $ 3,127,952
                                                                      ===========    ===========


TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2002
(Unaudited)

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

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulations S-X. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002, and the nine month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending June 30, 2002. These consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2001.


Note. 2. Costs and Estimated Earnings on Uncompleted Contracts

                                           March 31,2002    June 30, 2001
                                           -------------    -------------

Costs incurred on uncompleted contracts     $ 12,984,283    $ 11,394,645

Estimated earnings                             1,235,531       1,489,467
                                            ------------    ------------

                                              14,219,814      12,884,112

Less:   billings to date                      14,321,495      12,834,949
                                            ------------    ------------

                                            $   (101,681)   $     49,163
                                            ============    ============

Included in accompanying balance sheets
   under the following captions:

Costs and estimated earnings in excess of
   billings on uncompleted contracts        $     69,358    $  1,257,351
Billings in excess of costs and estimated
   earnings on uncompleted contracts            (171,039)     (1,208,188)
                                            ------------    ------------
                                            $   (101,681)   $     49,163
                                            ============    ============


As the result of the financial difficulties experienced by one of the Company's subcontractors that became known during the first quarter of fiscal 2002 and its subsequent assignment of assets for the benefit of creditors, the estimated completion costs for a project were revised upward by $177,000 in the financial statements for the year ended June 30, 2001. The estimated completion costs were increased for the six-month period ended December 31, 2001 by $140,000 to $317,000. No further increases are deemed necessary at the end of the third quarter of fiscal 2002. Management has based this estimate on information available about the subcontractor's status and an assessment of its own obligations under the contract with its customer. Due to uncertainties related to obligations of the subcontractor that the Company will assume, the estimate of additional costs that the Company could ultimately incur could differ materially in the near term from the estimated costs. Recovery, in whole or part, of these increased costs may be possible through the liquidation of the assets of the subcontractor. The liquidation process may not be completed in the fiscal period ended June 30, 2002.

Note 3. Loans from Shareholders

An officer and director of the Company, together with another shareholder of the Company, lent an aggregate of $CDN200,000 (representing $129,400 at the exchange rate of $0.647 at


                                      6 -
such date) to the Company on October 21, 1998. Another officer and director and another shareholder each lent $CDN100,000 (representing $65,490 and $66,620 at the exchange rate of $0.6549 and $0.6662 at the date of their respective loans) to the Company on January 4, 1999 and April 9, 1999, respectively. All of these loans are repayable two years from the date of the loan, bear interest at 10% per annum and are collateralized by a lien upon and security interest in substantially all of the Company's assets. As an inducement to advance these sums to the Company, the lenders were granted detachable warrants to purchase an aggregate of 400,000 common shares of the Company on terms that were subsequently modified as disclosed below. In accordance with APB 14, a portion of the proceeds of the debt securities issued with detachable stock purchase warrants, which is allocated as the fair-value of the warrants, has been accounted for as paid-in capital. The related discounts on the debt securities were amortized over the remaining period to maturity.

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

In October 2001, in December 2001 and in April 2002, the loans by the two directors and officers and the two shareholders mentioned above were repaid in full.


Note 4. 2000 Stock Option Plan

The Company had concluded, subsequent to the end of fiscal 2000, that its 2000 Stock Option Plan should be accounted for as a variable plan in accordance with FIN 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. The Company's amended financial statements for fiscal 2000 and the first quarter of fiscal 2001, together with the financial statements for the second quarter of fiscal 2001 reflect the accounting for the variable stock option plans. The financial statements for the first nine months of fiscal 2002 include a stock-based compensation expense of $4,849.

During the third quarter of fiscal 2001, the 2000 Stock Option Plan was amended. As a result of the amendment, the plan is accounted for as a non-variable plan from the date of amendment in accordance with FIN 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.


Note 5. Goodwill

Effective July 1, 2001, the Company early adopted SFAS No. 142, Goodwill and Intangible Assets. Under SFAS No.142, goodwill is no longer amortized but is subject to an annual impairment review (or more frequently if deemed appropriate). Since the adoption of SFAS No. 142 at July 1, 2001, the Company has completed the transitional impairment test to identify if there is any impairment to the goodwill as at July 1, 2001 using a fair value methodology. The Company has concluded that there was no impairment as at July 1, 2001. An annual impairment test will be completed during the fourth quarter, as of April 1, 2002. As required by SFAS No.142, the results for the prior year's quarter have not been restated. A reconciliation of net income as if SFAS No.142 has been adopted is presented below for the three month and nine-month periods ended March 31, 2002 and 2001:


                                        Three Months ended March 31,    Nine Months ended March 31

                                            2002            2001           2002            2001
                                        -----------------------------------------------------------
Reported net income (loss)              $   (116,258)   $    338,128   $   (275,496)   $    349,355
Add-back goodwill amortization                    --    $     37,953             --    $    113,859
                                        -----------------------------------------------------------

Adjusted net income (loss)              $   (116,258)   $    376,081   $   (275,496)   $    463,214
                                        ===========================================================
Basic earnings per share
   Reported earnings (loss) per share         (0.011)          0.034         (0.026)          0.035
   Goodwill amortization                          --           0.004             --           0.011
                                        -----------------------------------------------------------

   Adjusted earnings (loss) per share         (0.011)          0.038         (0.026)          0.046
                                        ===========================================================
Diluted earnings per share
   Reported earnings (loss) per share         (0.011)          0.033         (0.026)          0.034
   Goodwill amortization                          --           0.004             --           0.011
                                        -----------------------------------------------------------

   Adjusted earnings (loss) per share         (0.011)          0.037         (0.026)          0.045
                                        ===========================================================


Note 6. Share Capital

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

During the first quarter 7,250 options were exercised by employees, resulting in the issuance of 7,250 common shares. An amount of $2,904 was added to share capital.


Note 7. Earnings (Loss) Per Share

Basic net income (loss) per share is calculated based on the weighted average shares of common stock outstanding during the period. Diluted net income (loss) per share is calculated based on the weighted average shares of common stock outstanding, plus the dilutive effect of stock options and warrants outstanding, calculated using the treasury stock method. For the three months ended March 31, 2002, and the nine months ended March 31, 2002, stock options and warrants outstanding would have been anti-dilutive, and accordingly, approximately 16,273 common equivalent shares and 55,712 common equivalent shares respectively, were excluded from the computation of dilutive net loss per share.

Diluted Earnings Per Share Computation:

                                                Three Months     Three Months      Nine Months        Nine Months
                                                ended March 31,  ended March 31,   ended March 31,    ended March 31,
As at                                           2002             2001              2002               2001
                                                ---------------------------------------------------------------------
Weighted average common shares                     10,507,250       10,000,000        10,507,250         10,000,000

Incremental shares from assumed conversion of
employee stock options                                     --           71,950                --             39,064
Incremental shares from assumed conversion of
director stock options                                     --           32,410                --             21,360
Incremental shares from assumed conversion of
warrants (shareholder loans)                               --           22,687                --            110,536
                                                ---------------------------------------------------------------------
Adjusted weighted average shares                   10,507,250       10,127,047        10,507,250         10,170,960
                                                =====================================================================


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Three Months ended March 31, 2002
Compared with Three Months ended March 31, 2001

Nozzle systems revenue decreased by $376,813 (38.1%) to $612,424 for the three-month period ended March 31, 2002 from $989,237 for the same period in fiscal 2001. The delay in placement of orders, as the result of the current recessional climate, for the supply of cooling towers and systems for evaporative gas cooling systems is primarily responsible for the decrease in nozzle system revenues.

Scrubber system revenue decreased by $4,300,598 (98.1%) to $82,261 for the three month period ended March 31, 2002 from $4,382,859 for the same period one year earlier. Non-replacement in the current quarter of the large scrubber system orders in progress during the comparative three-month period contributed to the sales decrease noted above. The reduction of scrubber system revenue is also the result of postponed order placements due to the current recession in the US.

Cost of nozzle systems decreased by $305,924 (47.6%) to $337,281 for the three months ended March 31, 2002 from $643,205 for the same period in fiscal 2001. As a percentage of nozzle systems revenue, the cost of nozzle systems was 55.1% for the three month period ended March 31, 2002 and 65.0% for the same period in fiscal 2001. The decreased nozzle system costs is the result of the decreased sales volume discussed above.

Cost of scrubber systems decreased by $3,777,307 (96.6%) to $131,827 for the three month period ended March 31, 2002 from $3,909,134 for the same period one year earlier. The decreased scrubber system costs is the result of the decreased sales volume discussed above. As a percentage of scrubber systems revenue, the cost of scrubber systems was 160.3% versus 89.2% for the same period in fiscal 2001. The increased percent to revenue is the result of the underabsorption of engineering expenses in the current quarter due to the reduced number of scrubber projects, that did not occur in the three month period ended March 31, 2001

Selling, general and administrative expenses decreased $64,734 (15.3%) to $358,079 for the three month period ended March 31, 2002 from $422,813 for the same period in fiscal 2001. As a percentage of total revenue, selling, general and administrative expenses were 51.6% for the quarter ended March 31, 2002 and 7.9% for the same period a year earlier. This increase in percent to revenue is the direct result of the decreased volume of revenue for the current period. Also included in total expenses were the stock-based compensation expense ($3,115) [note 4] and debt modification ($3,847) expense [note 3].

Net income before tax decreased $487,454 to a net loss of $149,326 from the net income before taxes of $338,128 for the same period in fiscal 2001. Income tax recovery of $33,068 was recorded in the three month period ended March 31, 2002 compared to no tax expense in the same period one year ago. An "other comprehensive loss" of $511 was recorded for the three months ended March 31, 2002, as compared to "other comprehensive loss" of $72,658 for the same period in fiscal 2001. The "other comprehensive loss" in the comparative quarters was the result of the decrease in the value of the Canadian dollar opposite the US dollar in the two fiscal periods, and the resulting changes in our balance sheet relative to Canadian dollar-denominated accounts.


Nine Months ended March 31, 2002
Compared with Nine Months ended March 31, 2001

Nozzle systems revenue decreased by $410,848 (18.8%) to $1,776,277 for the nine-month period ended March 31, 2002 from $2,187,125 for the same period in fiscal 2001. The delay in placement of orders, as the result of the current recessional climate, for the supply of cooling towers and systems for evaporative gas cooling systems is primarily responsible for the decrease in nozzle system revenues.

Scrubber system revenue decreased by $4,935,237 (75.7%) to $1,585,616 for the nine-month period ended March 31, 2002 from $6,520,853 for the same period one year earlier. Non-replacement in the current period of the large scrubber system orders in progress during the comparative nine-month period in fiscal 2001 contributed to the sales decrease noted above.


The reduction of scrubber system revenue is also the result of postponed order placements due to the current recession in the US.

Cost of nozzle systems decreased by $185,602 (14.6%) to $1,082,691 for the nine months ended March 31, 2002 from $1,268,293 for the same period in fiscal 2001. As a percentage of nozzle systems revenue, the cost of nozzle systems was 61.0% for the nine month period ended March 31, 2002 and 58.0% for the same period in fiscal 2001. The increased ratio to sales variance in the current period over that of last year is the result of the sale of more cooling towers in this period, which typically produce lower margins than other components of the evaporative gas cooling system.

Cost of scrubber systems decreased by $4,296,651 (74.3%) to $1,489,273 for the nine month period ended March 31, 2002 from $5,785,924 for the same period one year earlier. The decreased scrubber system costs is the result of the decreased sales volume discussed above. As a percentage of scrubber systems revenue, the cost of scrubber systems was 93.9% versus 88.7% for the same period in fiscal 2001. The increased percent to revenue is the result of the recognition in the previous quarter of increased project costs on a specific scrubber project as discussed in Note 2 and the underabsorption of engineering expenses due to a reduced number of scrubber projects, which did not occur in the comparative nine month period ended March 31, 2002.

Selling, general and administrative expenses decreased $90,125 (8.0%) to $1,040,449 for the nine month period ended March 31, 2002 from $1,130,574 for the same period in fiscal 2001. As a percentage of total revenue, selling, general and administrative expenses were 31.0% for the fiscal period ended March 31, 2002 and 13.0% for the same period a year earlier. This increase in percent to revenue is the direct result of the decreased volume of revenue for the current period. Also included in total expenses were the stock-based compensation expense ($4,849)[note 4] and debt modification ($33,028) expense [note 3].

Net income before tax decreased $664,688 to a net loss of $315,333 from the net income before taxes of $349,355 for the same period in fiscal 2001. An "other comprehensive loss" of $105,923 was recorded for the nine months ended March 31, 2002, as compared to "other comprehensive loss" of $72,009 for the same period in fiscal 2001. The "other comprehensive loss" in the current period was the result of the decrease in the value of the Canadian dollar opposite the US dollar from June 30, 2001 to March 31, 2002, and the resulting changes in our balance sheet relative to Canadian-denominated accounts.


Liquidity and Capital Resources

The Company had a negative cash flow from operating activities of $1,198,154 for the nine-month period ended March 31, 2002 as compared to positive cash flow of $2,827,239 for the same period in fiscal 2001, a decrease in cash flow of $4,025,393. The negative cash flow for the period ended March 31, 2002 is primarily the result of the completion of the large Norske Skog WESP during the current period and the subsequent payment of related accounts payable. Norske Skog currently is maintaining a holdback of $375,000, which will be released upon successful completion of the WESP performance tests. The final performance tests have been delayed pending modifications by Norske Skog to bring the inlet operating conditions for the WESP to within contract specifications on a continuing basis. The Company believes that successful WESP performance tests will be completed by the first quarter of fiscal 2003.

Cash flows from financing activities included proceeds from the sale of common shares [note 5] to Hamon Research-Cottrell for $500,000.

At March 31, 2002, the Company had working capital of $1,300,198, as compared to working capital as at June 30, 2001 of $1,216,432, an increase of $83,766. The Company's current ratio (current assets divided by current liabilities) was 2.89 and 1.34 as at March 31, 2002 and June 30, 2001, respectively.

The Company's contracts typically provide for progress payments based upon the achievement of performance milestones or the passage of time. The Company's contracts often provide for the Company's customers to retain a portion of the contract price until the achievement of performance guarantees has been demonstrated. The Company attempts to have its progress billings exceed its costs and estimated earnings on uncompleted contracts; however, it is possible, at any point in time, that costs and estimated earnings can exceed progress billings on uncompleted contracts, which would negatively impact cash flow and working capital. At March 31, 2002, "Billings in excess of costs and estimated earnings on uncompleted contracts" exceeded "Deferred contract costs and unbilled revenue" by $101,681, thereby negatively impacting cash flow. At June 30, 2001, "Deferred contract costs and unbilled revenue" exceeded "Billings in excess of costs and estimated earnings on uncompleted

                                      10 -
contracts" by $49,163. The large decrease in both categories from June 30, 2001 to March 31, 2002 [note 2] is the direct result of the completion of the Norske Skog Canada WESP in the current period.

The Company's backlog as at March 31, 2002 was approximately $425,000, of which the Company believes all will be shipped prior to the end of the current fiscal year. The Company believes that the projected cash generated from operations, together with current cash reserves will be sufficient to meet its cash needs through the coming year.


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

Dated:  May 13, 2002


                                        TURBOSONIC TECHNOLOGIES, INC.



                                        By:   /s/  PATRICK J. FORDE
                                              ----------------------------------
                                              Patrick J. Forde, President,
                                              Secretary and Treasurer


