Form 10KSB
period 2002-06-30
TURBOSONIC TECHNOLOGIES INC
filed 2002-09-30
CIK 900393

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-KSB

 ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2002

                         Commission file number 0-21832

                          TURBOSONIC TECHNOLOGIES, INC.
                 (Name of Small Business Issuer in its Charter)

                 Delaware                               13-1949528
     (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)                 Identification No.)

                         550 Parkside Drive, Suite A-14,
                            Waterloo,Ontario, Canada
                                     N2L 5V4
                    (Address of principal executive offices)
                                 (519) 885-5513
                (Issuer's telephone number, including area code)

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                                  Common Stock
                                (Title of Class)

      Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

      Issuer's revenues for its most recent fiscal year: $4,581,893

      Aggregate market value of the Issuer's common stock held by non-affiliates of the Issuer as of September 20, 2002: $ 2,610,237

                   ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                         DURING THE PRECEDING FIVE YEARS

      Check whether the Issuer has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes |X| No |_|

      The number of shares outstanding of the Issuer's common stock was 10,507,250 as of September 20, 2002

      Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

================================================================================

                                     Part I

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

      The following table reflects the approximate percentages of the Company's revenue derived from its principal customer categories during the fiscal years indicated:

                                                                 Year Ended
                                                                  June 30,
                                                                  --------
                                                             2002           2001
                                                             ----           ----
Hazardous waste incineration .....................             6%             6%
Solid waste incineration .........................             6%             6%
Chemical and mining processing ...................            29%            10%
Metallurgical processing .........................            11%             4%
Pulp and paper ...................................            22%            49%
Forest Products ..................................            16%            20%
Other ............................................            10%             5%
                                                             ---            ---
                                                             100%           100%
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

      The following table reflects the approximate percentages of the Company's revenue derived from its principal products and systems during the fiscal years indicated below:

                                                                    Year Ended
                                                                     June 30,
                                                                     --------
                                                                 2002       2001
                                                                 ----       ----
Evaporative gas cooling and conditioning systems .....            42%        14%
Wet Electrostatic Precipitation Systems (WESP) .......             2%        53%
Wet scrubber systems .................................            40%        24%
Semi-dry scrubber systems ............................             7%         5%
Other nozzle systems .................................             9%         4%
                                                                 ---        ---
                                                                 100%       100%
                                                                 ===        ===

      The Company's products are utilized in many industries including pulp and paper, wood products, mining, non-ferrous metallurgical, iron and steel, chemical, food and beverage, waste processing, hazardous and municipal solid waste (MSW) incineration, power generation, automotive, and cement.

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

      Currently, the U.S. Environmental Protection Agency is tightening emission standards, thereby forcing industry to adopt technologies, such as WESPs, in order to meet emissions targets that more traditional technologies, such as scrubbers, will not be able to meet effectively. The Company's WESP is capable of achieving these higher standards and efficiently capturing sub-micron particulates.

      Ten SonicKleen(TM) WESP systems have been sold for use in incinerators, a ceramic refractory plant, a hospital medical waste facility, and a large pulp and paper manufacturing facility. The Company's WESP technology can be used in the forest products, waste incineration, metal and chemical processing, food & beverage, and power generation industries.

      TurboSOx SO(2) Recovery Systems

      Developed in conjunction with The Dow Chemical Company, the TurboSOx SO2 Recovery System is a new process that recovers pure Sulfur Dioxide (SO2) (a major contributor to "acid rain") as a usable by-product, thereby providing a return on investment from its reuse or sale. The patented process uses the TurboSOx Amine, a proprietary solvent developed and exclusively supplied to the Company by The Dow Chemical Company. TurboSOx provides a 25% saving over the capital costs of traditional mineral-based Flue Gas Desulfurization (FGD) systems. SO2 removal efficiencies of greater than 99% have been achieved in pilot tests at commercial plants of prospective customers, thereby demonstrating regulatory requirements.

      Any company with a gaseous source of SO2 is a potential customer for the TurboSOx technology. The Company is currently working with several companies who have expressed an interest in the TurboSox SO2 Recovery System, although no sales of such systems have been made as of September 1, 2002.

      SonicBURN Waste Fuel Combustion

      SonicBURN systems are used to introduce any fuel into combustion chambers for better combustion, resulting in higher production efficiencies. Employing the Company's Turbotak atomizing nozzles made from stainless hardened steels, ceramic, or other durable materials and a process developed by the Company, SonicBURN atomizes viscous, dirty, or multiple fuels into fine droplets. The durability of the nozzles allows longer production runs, less maintenance, and reduced costs compared to other designs.

      Turbotak Wet and TurboSorb Semi-Dry Scrubbers

      The Turbotak Wet Scrubber treats industrial process gas streams, removing sub-micron and larger particulate, acid gases, odors, fumes and vapors. By employing the Company's proprietary atomizing nozzles, the scrubber is able to remove more contaminants in a smaller vessel, resulting in lower capital, maintenance and operating costs.

      The TurboSorb Semi-Dry Scrubber treats industrial process gas streams, removing acid gases such as SO2 , SO3, HCI, HF, and ammonia compounds. By spraying alkalis such as calcium, potassium and sodium-based slurries or solutions, the TurboSorb can achieve higher removal efficiencies of SO2 and HCI than traditional "dry" scrubbers. Unlike "wet" systems, with the TurboSorb semi-dry scrubber all water is evaporated so there is no liquid waste stream generated.

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

      With thousands of nozzles sold, the SoniCore(R) nozzles and the patented Turbotak Atomizing nozzles are at the heart of the Company's air pollution control systems and are recognized by industry as superior.

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

      In August 2001, as disclosed in note 12 of the financial statements, the Company entered into a strategic alliance with Hamon Research-Cottrell, Inc., a global leader in air pollution control technology. A joint management team, consisting of sales, marketing and engineering personnel from each company, has been formed to target sales opportunities for their combined technologies.

      This strategic alliance enables Hamon Research-Cottrell to market the Company's products, including the SonicKleen(TM) Wet Electrostatic Precipitator
(WESP), through its expanding worldwide sales and distribution channels. Further, the Company may access Hamon Research-Cottrell's air pollution control technologies, including their NOx control systems, as well as fabric filters and dry electrostatic precipitators (ESP).

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

      Jonathan Lagarenne failed to file on a timely basis a Form 3.

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

      Two customers, Domtar Industries, Inc. and Homanit USA, Inc., accounted for 11% and 16% respectively, of the Company's net revenues during the fiscal year ended June 30, 2002. During the fiscal year ended June 30, 2001, two customers, Norske Skog Canada Ltd. and Homanit USA, Inc., accounted for 47% and 20% respectively, of the Company's net revenues.

Backlog

      At June 30, 2002, the amount of the Company's contract backlog was approximately $2,415,000, contrasted with $1,642,000 at June 30, 2001. Backlog represents work for which the Company has entered into a signed agreement or has received an order to proceed. Completion of the Company's entire backlog is anticipated to occur prior to June 30, 2003.

Product Development

      The Company has an ongoing program for the development and commercialization of new industrial processing and air pollution control products, systems and technologies, and the enhancement of existing products and systems. Net expenditures for research and development activities aggregated $2,089 and $47,239 for the fiscal years ended June 30, 2002 and 2001, respectively.

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

Bonding and Insurance

      While only two of the contracts performed by the Company to date has required it to procure bid and performance bonds, such requirements are prevalent for projects partially or fully funded by federal, state or local governments. A bid bond guarantees that a bidder will execute a contract if it is awarded the job and a performance bond guarantees completion of the contract. Past coverage for these requirements has been provided using cash reserves and a guarantee from a Canadian crown corporation. The Company's inability to obtain bonding could have an adverse effect on the Company's future revenues.

      The Company currently maintains different types of insurance, including general liability, property coverage, professional and product liability insurance with respect to the engineering and products it sells to its customers. A successful claim or claims in an amount in excess of the Company's insurance coverage or for which there is no coverage could have a material adverse effect on the Company. Effective August 2002, the Company has secured directors and officers liability coverage.

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

Employees

      As of June 30, 2002, the Company employed 28 full time and 1 part time persons, of whom 2 were executive officers, 8 were engineers, 7 were in sales, 1 in production, 6 in technical support and 5 in administrative support. None of the Company's employees are represented by a labor union. The Company believes that its relationship with its employees is satisfactory.

Financial Information about Foreign and Domestic Operations and Export Sales

      U.S. and Canadian customers collectively accounted for approximately 93% of the Company's sales during the fiscal years ended June 30, 2002 and 2001. Revenue derived from export sales is transacted in U.S. dollars.

      The following table reflects the approximate percentages of the Company's revenue derived from United States, Canadian and foreign sales during the fiscal years indicated below:

                                                                 Year Ended
                                                                  June 30,
                                                                  --------
                                                            2002            2001
                                                            ----            ----
United States ......................................         78%             40%
Canada .............................................         15%             53%
South and Central America ..........................          3%              5%
Far East ...........................................          1%              1%
Other ..............................................          3%              1%
                                                            ---             ---
                                                            100%            100%
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

            o Revenue Concentration. Sales to two customers accounted for 27% of the Company's net revenues in the fiscal year ended June 30, 2002. Two different customers accounted for 67% of the Company's net revenues in the prior fiscal year. The Company's inability to retain or replace these customers could materially and adversely affect future revenue and profitability.

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

            o Export Sales. Approximately 7% of the Company's revenues during the fiscal years ended June 30, 2002 and 2001, were derived from sales made outside of the United States and Canada. Foreign sales are subject to certain inherent risks, including unexpected changes in regulatory and other legal requirements, tariffs and other trade barriers, greater difficulty in collection of accounts receivable and potentially adverse tax consequences. There can be no assurance that these factors will not have an adverse impact on the Company's future foreign sales and, consequently, on the Company's operating results.

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

Item 2. Description of Property

      The Company leases approximately 9,700 square feet of executive and administrative offices and shop space in Waterloo, Ontario, Canada at an annual rent of approximately $49,000. Insurance and utilities are paid separately. This lease expires on June 30, 2003 and, at the Company's option, may be renewed for an additional two year term on substantially identical terms.

      The Company has leased approximately 5,040 square feet of office and shop space in East Hanover, New Jersey at an annual rental of approximately $50,000. In addition, the Company must pay annual cost of living increases (not to exceed 4% per year) based upon changes in the Consumer Price Index, taxes, insurance and utilities. This lease expired on August 30, 2002 and was renewed for an additional two year term on substantially identical terms, but with the total space reduced to 3,360 square feet and an approximate annual rent of $35,000.

Item 3. Legal Proceedings

      None.

Item 4. Submission of Matters to a Vote of Security Holders

      No matters were submitted for a vote to the Company's securityholders during the fourth quarter of the Company's fiscal year ended June 30, 2002.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

      The Company's Common Stock is quoted on the OTC Bulletin Board under the symbol "TSTA". The OTC Bulletin Board is scheduled to be phased out during 2003 and replaced by a new market, the BBX (Bulletin Board Exchange). The BBX will have qualitative listing standards, but no minimum share price, income or asset requirement. The Company intends to apply for a listing of its common stock on the BBX.

      The following table sets forth the range of the bid quotations for the Company's Common Stock for the periods shown, as furnished by The Nasdaq Stock Market.

                                                             Common Stock (1)
                                                             ----------------
                                                           High             Low
                                                           ----             ---
Fiscal Year Ended June 30, 2002:
     First Quarter .................................      $1.050          $0.410
     Second Quarter ................................      $0.650          $0.400
     Third Quarter .................................      $0.530          $0.270
     Fourth Quarter ................................      $0.650          $0.350

Fiscal Year Ended June 30, 2001:
     First Quarter .................................      $1.250          $0.562
     Second Quarter ................................      $1.250          $0.437
     Third Quarter .................................      $0.875          $0.437
     Fourth Quarter ................................      $0.750          $0.437

----------
(1) The above quotations represent prices between dealers and do not include retail mark up, markdown or commissions. They do not necessarily represent actual transactions.

      As of June 30, 2002, there were 564 holders of record and approximately 1,600 beneficial holders of the Common Stock. This number of beneficial holders represents the number of actual holders of the Company's Common Stock, including an estimate of the beneficial owners of shares held in "nominee" or "street" name. The Company does not know the actual number of beneficial owners.

      The Company does not anticipate paying any cash dividends in the foreseeable future, as it is the current policy of the Company's Board of Directors to retain any earnings to finance the Company's future operations and expand its business.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies and Estimates:

      Our discussion of our financial conditions and results of operation is an analysis of the Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), consistently applied. The preparation of these Consolidated Financial Statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to construction-type contracts, intangible assets, bad debts, inventories, warranty obligations, income taxes, and contingencies and litigation. We base our estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

      We believe the following critical accounting policies affect the more significant judgements and estimates used in the preparation of our Consolidated Financial Statements:

      Revenue recognition - We derive revenue from long-term contracts that require performance [i.e. design, construction and performance testing] over a time span, which may extend beyond one or more accounting periods. Generally, the percentage-of-completion method is used to account for long-term contracts, with the contracts being considered substantially complete upon final shipment or completion of field erection. For contracts involving significant uncertainty, such as the use of new technology, the completed contract method is used. Other revenues are recorded when products are shipped to the customer or services are performed.

      The percentage-of-completion is determined by best available engineering estimates. In the ordinary course of business, at a minimum of once per quarter, we prepare updated estimates of the total forecasted revenue, cost and profit or loss for each contract. When the current estimated costs to complete indicate a loss, such losses are recognized immediately for accounting purposes. If the conditions of work to be performed changes, or the estimated costs are not accurately projected, the gross profit from construction-type contracts may vary significantly in future periods. As discussed in note 6 to the Consolidated Financial Statements, a subcontractor of the Company experienced financial difficulties resulting in an increase in estimated completion costs for a project to a total of $317,000.

      Goodwill - We have adopted SFAS No. 142 effective July 1, 2001, under which goodwill is no longer amortized but is subject to an annual impairment review (or more frequently if deemed appropriate). We have completed the transitional impairment test to identify any impairment to the goodwill as at July 1, 2001 and the annual test as at April 1, 2002 using a fair value methodology, in accordance with SFAS No. 142. We have concluded that there was no impairment as at July 1, 2001 or April 1, 2002.

      We assess the impairment of goodwill by reporting unit whenever events or changes in circumstances indicate that the carrying value may not be recoverable, in whole or part. Some factors we consider to be important which could trigger an impairment review between annual tests include the following:

o significant underperformance relative to expected historical or projected future operating results;

o significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

o     significant negative industry or economic trends;

o significant decline in TurboSonic's stock price for a sustained period, and our market capitalization relative to net book value;

      Account receivable - In August 2001, the Company completed installation of a wet electrostatic precipitator ("WESP") in connection with a sales contract that commenced in August 2000. The WESP was installed as an addition to the customer's existing air pollution control equipment on a power boiler system. The contract provided for a holdback that was to be released upon successful completion of performance tests. After installation, a compliance test of the system by the customer demonstrated that the WESP met the performance guarantee set out in the contract, and the Company was so advised in writing. Concurrent with the installation of the WESP, the customer made changes to the pre-existing system in an effort to bring the WESP inlet operating conditions in line with contract specifications. A dispute exists with the customer as to whether the WESP met the performance specified in the contract. The customer has refused to pay $400,000 that TurboSonic asserts is due under the terms of the contract. In addition, the customer has submitted backcharges to the Company in an amount that approximates the outstanding balance.

      Based upon its technical review, performance of the WESP and legal advice, the Company believes the customer's refusal to pay the holdback is not legally supportable and that the backcharges are without merit. Accordingly, the Company is in the process of requesting mediation under the terms of the Conflict Resolution clause in the contract in order to recover the amount receivable and to dispute the backcharges. Should the outcome of this mediation not be acceptable, either party has the option of commencing legal proceedings. If mediation does not result in payment of the account receivable, the Company, based upon an initial legal opinion, intends to commence litigation to recover the amount owed under the contract. At the date of these financial statements, the outcome of this matter is not determinable. No provision has been made in the accompanying financial statements against the amount receivable or for the backcharges.

Results of Operations

      Twelve Months Ended June 30, 2002 Compared with Twelve Months Ended June 30, 2001

      Nozzle systems revenue decreased by $864,480 (25%) to $2,615,965 for the twelve-month period ended June 30, 2002 from $3,480,445 for the same period in fiscal 2001. The delay in placement of orders, as the result of the recent recessional climate, for the supply of cooling towers and systems, as well as spare parts, for evaporative gas cooling systems is primarily responsible for the decrease in nozzle system revenues.

      Scrubber system revenue decreased by $8,668,497 (82%) to $1,965,928 for the twelve-months ended June 30, 2002 from $10,634,425 for the same period one year earlier. Non-replacement in the current period of the large scrubber system orders in progress during the comparative twelve-month period in fiscal 2001 contributed to the sales decrease noted above. The reduction of scrubber system revenue is also the result of postponed order placements due to the recent recession in the US.

      Cost of nozzle systems decreased by $239,428 (13%) to $1,595,102 for the twelve-month period ended June 30, 2002 from $1,834,530 for the same period in fiscal 2001. As a percentage of nozzle systems revenue, the cost of nozzle systems was 61% for the twelve-month period ended June 30, 2002 and 53% for the same period in fiscal 2001. The increased ratio to sales variance in the current period over that of last year is the result of the sale of more cooling towers in this period, which typically produce lower margins than other components of the evaporative gas cooling system.

      Cost of scrubber systems decreased by $7,952,349 (82%) to $1,802,026 for the twelve-month period ended June 30, 2002 from $9,754,375 for the same period one year earlier. The decreased scrubber system costs is the result of the decreased sales volume discussed above. As a percentage of scrubber systems revenue, the cost of scrubber systems was 91% versus 93% for the same period in fiscal 2001. The decreased percent to revenue is the result of the recognition in the current year of decreased project costs on scrubber projects, partially offset by the underabsorption of engineering expenses due to a reduced number of scrubber projects, which did not occur in the comparative twelve month period ended June 30, 2002.

      Selling, general and administrative expenses decreased $221,384 (13%) to $1,476,902 for the twelve-month period ended June 30, 2002 from $1,698,286 for the same period in fiscal 2001. As a percentage of total revenue, selling, general and administrative expenses were 32% for the fiscal period ended June 30, 2002 and 12% for the same period a year earlier. This increase in percent to revenue is the direct result of the decreased volume of revenue for the current period. Also included in total expenses in the current year were stock-based compensation expense ($6,505)[see note 12 to the Consolidated Financial Statements] and debt modification expense ($33,028) [see note 9 to the Consolidated Financial Statements].

      Income before tax decreased $1,081,870 to a loss of $335,181 from income before taxes of $746,689 for the same period in fiscal 2001. Income taxes for fiscal 2002 decreased $169,001 to a recovery of $15,349 from an expense in 2001 of $153,652. The tax recovery relates to carry-back of the 2002 tax loss to 2001. The future benefit of US tax losses has not been recorded in the financial statements, as discussed in note 13 to the Consolidated Financial Statements. An "other comprehensive loss" of $39,203 was recorded for the twelve-months ended June 30, 2002, as compared to "other comprehensive income" of $11,967 for the same period in fiscal 2001. The "other comprehensive loss" in the current period was the result of the decrease in the value of the Canadian dollar opposite the US dollar from June 30, 2001 to June 30, 2002, and the resulting changes in our balance sheet relative to Canadian-denominated accounts.

Liquidity and Capital Resources

      On an overall basis, the Company had a negative cash flow of $937,939 for fiscal 2002 as compared to positive cash flow of $1,370,820 during the same period in 2001. The fiscal 2002 cash flow included cash applied to operating activities of $1,031,775, proceeds received from the issuance of common shares to Hamon Research-Cottrell and others of $502,904, the repayment of the loans from shareholders of $253,225, and the effect of foreign exchange on cash in the fiscal year 2002. This decrease in overall cash flow is the result of the operating loss in fiscal 2002, the completion of the large Norske Skog project in fiscal 2002, and the decreased volume of business in fiscal 2002 as compared to the previous fiscal year.

      At June 30, 2002, the Company had positive working capital of $1,302,377 as compared to positive working capital of $1,216,432 as at June 30, 2001, an increase of $85,945. The Company's current ratio (current assets divided by current liabilities) was 2.37 and 1.34 at June 30, 2002 and June 30, 2001, respectively.

      The Company's contracts typically provide for progress payments based upon the achievement of performance milestones or the passage of time. The Company's contracts often provide for the Company's customers to retain a portion of the contract price until the achievement of performance guarantees has been demonstrated. The Company attempts to have its progress billings exceed its costs and estimated earnings on uncompleted contracts; however, it is possible, at any point in time, that costs and estimated earnings can exceed progress billings on uncompleted contracts, which would negatively impact cash flow and working capital. At June 30, 2002, "Unearned revenue and contract advances" exceeded "Deferred contract costs and unbilled revenue" with the result that working capital was negatively affected by $369,559. At June 30, 2001, "Deferred contract costs and unbilled revenue" exceeded "Unearned revenue and contract advances" by $49,163 thereby positively affecting working capital.

      Donald R. Spink, Sr. and Patrick J. Forde, directors and officers of the Company, together with two shareholders of the Company, lent an aggregate of Canadian $400,000 (representing $261,510 at the exchange rate at the date of each loan) to the Company in fiscal 1999. These loans were extended in fiscal 2001 (see Note 9 to the Consolidated Financial Statements). All of the shareholder loans were repaid in full prior to June 2002.

      The Company's backlog as at June 30, 2002 was approximately $2,415,000, all of which should be shipped during the 2003 fiscal year. The Company believes that projected cash generated from operations will be sufficient to meet its cash needs through the end of the fiscal year ended June 30, 2003.

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

Item 7. Financial Statements

      Reference is made to pages F-1 through F-33 comprising a portion of this Annual Report on Form 10-KSB.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

      The Company's executive officers and directors are as follows:

      Name                     Age              Positions and Offices
      ----                     ---              ---------------------

Edward F. Spink                48               Chairman of the Board and CEO

Patrick J. Forde               69               President, Secretary/Treasurer
                                                   and Director

Richard H. Hurd                65               Director

Dr. Donald R. Spink, Sr.       79               Director

Jonathan R. Lagarenne          42               Director

Egbert Q. van Everdingen       41               VP Marketing & Sales, Air
                                                Pollution Control Systems

Robert A. Allan                60               VP Engineering

Ronald A. Berube               55               VP Marketing & Sales, Gas
                                                Conditioning and Nozzle Systems

David J. Hobson                54               VP Finance and Administration

      EDWARD F. SPINK has served as President of the Company from August 27, 1997, the date upon which Turbotak Technologies and Sonic Environmental Systems were consolidated to form the Company, until June 15, 1999. On June 15, 1999, the Board of Directors elected him Chairman of the Board and Chief Executive Officer. Prior thereto and from 1995, he was President and a director of Turbotak. Mr. Spink was Vice President - Operations of Turbotak from 1989 to 1995.

      PATRICK J. FORDE has been Secretary/Treasurer of the Company since the consolidation date. He was elected President of the Company on June 15, 1999. Prior thereto and from 1986 he was a director of Turbotak. Mr. Forde has served as Vice President - Corporate Planning for Turbotak since 1996. He was Chairman and Chief Executive Officer of Borg Textile Corporation, which manufactures and sells deep-pile fabric to garment producers, from 1982 to 1995. He is president and owner of Glencree Investments, Inc., and serves on the board of several other private companies.

      RICHARD H. HURD served as President of the Company from August 1993 to August 1997 and Treasurer of the Company from April 1994 to August 1997. He has been a director of the Company since February 1993. Mr. Hurd has been President and sole owner of RHB Capital Company Inc., a financial consulting company since 1987. He is also Co-Managing Director of Genuine Article Publishing Group, LLC, a publisher of children's books. He also acts as a Special Assistant to the Treasurer of the State of New Jersey

      DR. DONALD R. SPINK, SR. had served as Chairman of the Company since the Consolidation Date until June 15, 1999. He remains as a director and has agreed to provide the Company with technical advice. Prior thereto and from 1976 he was Chairman of Turbotak.

      JONATHAN R. LAGARENNE was elected to the Board of Directors at the July 30, 2001 meeting. He is presently Chief Executive Officer of Hamon Corporation, which provides engineering, manufacturing and contracting of cooling systems, process heat exchangers, chimneys, air pollution control, and heat recovery equipment for power and energy-intensive industries, and previously held the position of Chief Operating Officer and General Counsel there from July 1998 to May 2000. He held the position of Vice President of Research-Cottrell from 1995 to July 1998.

      EGBERT Q. VAN EVERDINGEN has served as VP Marketing & Sales, Air Pollution Control Systems of the Company since the consolidation date. Prior thereto and from 1986, he served as project engineer and in various sales and marketing positions with Turbotak.

      ROBERT A. ALLAN has served as VP Engineering of the Company since the consolidation date, and joined Turbotak as Manager of Engineering in 1990. Prior thereto and from 1979, he was a Manager of Engineering with Joy Technologies Canada, an air pollution control company. Prior to 1979 and from 1972, he was a technical advisor with Flakt Canada, specifically on pollution control processes. He also held various senior project management engineering positions in Quebec and Sweden with AB Svenska Flaktfabriken. He is a professional engineer and holds a Master's degree in Mechanical Engineering from the University of Waterloo.

      RONALD A. BERUBE has served as VP Marketing & Sales, Gas Conditioning and Nozzle Systems of the Company since the consolidation date. Prior thereto and from 1993, he held the same position with Turbotak. Mr. Berube had an extensive background in marketing and sales prior to joining Turbotak. He holds a Bachelor of Science in Chemical Engineering from the University of Waterloo.

      DAVID J. HOBSON has served as VP Finance and Administration of the Company since the consolidation date. Prior thereto and from 1996, he held the position of Controller with Turbotak. Mr. Hobson has over twenty years of finance and accounting, human resources management and project management experience in the capital equipment sector, most of it gained in the air pollution control field with a division of Joy Technologies Canada.

      The Company has agreed to cause the election of one director designated by Hamon Research-Cottrell, so long as Hamon Research-Cottrell continues to own at least 5% of the Company's outstanding common stock. In accordance with this agreement, Jonathan R. Lagarenne has been designated by Hamon Research-Cottrell as its representative on the Company's board of directors.

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

      Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no such forms were required for those persons, the Company believes that during the fiscal year ended June 30, 2002, all filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with, except that Edward Spink, Patrick Forde, Dr. Donald Spink, Richard Hurd, David Hobson, Ronald Berube, Egbert van Everdingen and Robert Allan each failed to file on a timely basis two Form 4s reflecting one transaction each, Edward Spink failed to file on a timely basis one Form 4 reflecting two transactions and Jonathan Lagarenne failed to file on a timely basis a Form 3.

Item 10. Executive Compensation

Summary Compensation

      Set forth below is the aggregate compensation for services rendered in all capacities to the Company during its fiscal years ended June 30, 2002, 2001 and 2000 to its chief executive officer. No other officer received compensation exceeding $100,000 during its fiscal year ended June 30, 2002 (the "Named Officer"):

                                                                                          Long-term
                                             Annual Compensation                     Compensation Awards
                                             -------------------                     -------------------

                                                                                            Shares
                                                                                          Underlying
Name and                 Year                                                              Number of
Principal               Ended                                      Other Annual          Options and
Position               June 30,       Salary         Bonus      Compensation (1)(2)        Warrants
--------               --------       ------         -----      -------------------        --------
Edward F. Spink         2002          $63,752          --             $10,671               10,000
CEO                     2001          $65,821          --             $36,509               10,000
                        2000          $67,797          --             $11,156               50,000

(1) Effective July 1, 2002 Mr. Spink's compensation was revised to $115,400 of salary, together with a $20,000 bonus to be based upon meeting the earnings before tax target in the Company's 2003 business plan. The bonus will be adjusted downward prorata based upon the actual earnings before tax to the plan. Should the plan be exceeded, Mr. Spink will receive 10% of the earnings before tax so generated.

(2) Effective July 1, 1999 Mr. Spink's compensation was revised to include a sales commission on Scrubber System sales rather than the previous discretionary bonus.

Option Grants in Fiscal 2002

                            Number of Shares             % of Total
                               Underlying              Options Granted          Exercise                Expiration
                             Options Granted            to Employees              Price                    Date
                         ------------------------    --------------------    ----------------    -------------------------
Edward F. Spink                  10,000                     100%                  0.8000               October 15, 2006

Aggregate Option and Warrant Exercises in Last Fiscal Year and Fiscal Year End Option Values

                                                                Number of Securities
                                                               Underlying Unexercised              Value of Unexercised
                    Number of Shares           Value            Options or Warrants at              In-The-Money Options
                  Acquired on Exercise       Received               Fiscal Year End                  at Fiscal Year End
                  --------------------     ------------    ------------------------------       ----------------------------
                                                           Exercisable      Unexercisable       Exercisable    Unexercisable
                                                           -----------      -------------       -----------    -------------
Edward F. Spink            0                   $0.00          36,000            34,000             $2,600          $2,400

Employment Agreements

      None of the Company's current executive officers are employed pursuant to an employment agreement with the Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth, as of June 30, 2002 the shares of the Company's Common Stock beneficially owned by each person who, to the knowledge of the Company, is the holder of 5% or more of the Common Stock of the Company, by each director of the Company, by the Named Officer and by all of the executive officers and directors of the Company as a group.

Name and Address of              Number of Shares                 Approximate
Beneficial Owner or              Beneficially                     Percentage
Identity of Group                Owned (1) (2)                    of Class
-----------------                -------------                    --------

Dr. Donald R. Spink, Sr.*           3,306,432(3)(6)(7)(8)(10)        28.5%

Edward F. Spink*                      483,838(8)(9)(10)               4.2%

Patrick J. Forde*                     889,158(4)(6)(7)(8)(10)         7.7%

Richard H. Hurd**                     131,938(5)(8)(10)               1.1%

Jonathan R. Lagarenne***                    0                         0.0%

Hamon Research-Cottrell, Inc.         950,000                         8.2%

All executive officers              5,447,041(2)-(12)                47.0%
    and directors as a
    group (9 persons)

----------
* c/o TurboSonic Technologies, Inc., 550 Parkside Drive, Suite A-14, Waterloo, Ontario N2L 5V4, Canada.

** c/o TurboSonic Technologies, Inc., 11 Melanie Lane, Unit 22A, East Hanover, NJ 07936

***   c/o Hamon Corporation, 58-72 East Main Street, Somerville, NJ 08876

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

(6) Includes warrants for each of Dr. Donald Spink and Mr. Patrick Forde to purchase 100,000 common shares at a current exercise price of $0.75 through October 21, 2003 and January 1, 2004, respectively, and at $1.00 thereafter through October 21, 2004 and January 1, 2005, respectively (see
      Note 9 to the Consolidated Financial Statements).

(7) Includes warrants for each of Dr. Donald Spink and Mr. Patrick Forde to purchase 100,000 common shares at a current exercise price of $0.5625 through October 31, 2003 and January 1, 2004, respectively (see Note 9 to the Consolidated Financial Statements).

(8) Includes 10,000 shares issuable upon exercise of an option expiring in October 15, 2005 at an exercise price of $0.40, which option was granted to directors pursuant to the 2000 Stock Option Plan.

(9) Includes 16,000 shares issuable upon exercise of an option expiring in October 15, 2006 at an exercise price of $0.40, which option was granted to employees pursuant to the 2000 Stock Option Plan.

(10) Includes 10,000 shares issuable upon exercise of an option expiring in October 15, 2006 at an exercise price of $0.5625, which option was granted to directors pursuant to the 2000 Stock Option Plan.

(11) Includes 48,000 shares issuable upon exercise of an option expiring in October 15, 2006 at an exercise price of $0.40, which option was granted to employees pursuant to the 2000 Stock Option Plan.

(12) Includes 93,067 shares owned by the spouse of an executive officer, as to which the executive officer disclaims any beneficial ownership.

Securities authorized for issuance under equity compensation plans:

                                     Number of Securities to be    Weighted average -
                                     issued upon exercise of       exercise price of         Number of securities
                                     outstanding options,          outstanding options,      remaining available
Plan Category                        warrants and rights           warrants and rights       for future issuance
                                     --------------------------    ------------------        --------------------
Equity compensation plans
approved by security
holders                                          --                          --                        --

Equity compensation plans
not approved by security
holders                                   1,542,250                      $0.563                       500
                                          ---------                      ------                       ---
           Total                          1,542,250                      $0.563                       500
                                          =========                      ======                       ===

      The Company instituted the 2000 stock plan [the "Plan"] with the express purpose of encouraging key employees of the Company, as well as other individuals who render services to the Company, by providing opportunities to participate in the ownership of the Company. The Plan provides for the grant of options as non-qualified options, awards of capital stock in the Company and opportunities to make direct purchases of capital stock in the Company. Collectively, these are referred to as stock rights.

      The Plan, adopted by the Company on February 9, 2000, is administered by the Board of Directors, which determines to whom such stock rights may be granted, at which times the stock rights shall be granted and the time or times when each option shall become exercisable and the duration of the exercise period. The exercise price per each non-qualified option granted under the Plan shall be not less than the fair market value per share of common stock on the date of such grant. The stock, subject to stock rights, shall be authorized but unissued shares of common stock of the Company or shares of common stock reacquired by the Company in any manner. The aggregate number of shares that may be issued, pursuant to the Plan, is 750,000, subject to certain adjustments.

      On February 9, 2000, a total of 500,000 options were granted at that date to all full-time employees at an exercise price of $0.40 and an expiry date of October 15, 2006, provided that 20% of the total number of shares covered by an option granted to employees under the Plan would be exercisable each year on a cumulative basis over a five year period, and provided that the Company's annual business plan targets with regard to revenue and net operating income were met for each preceding fiscal year. However, the Board of Directors retained the right at its sole discretion to allow exercise of all or a portion of the shares granted if the corporate targets were not met. During the third quarter of fiscal 2001, the Plan was amended. The amendment to the Plan provided that the 500,000 options shall be exercisable commencing on October 15, 2004. If the business targets are met, the options are exercisable at earlier periods. The amendment to the Plan has changed it to a non-variable plan by fixing the number of options. In July 2000, the Board of Directors waived the business plan target requirement relative to fiscal 2000 for the options so granted to the employees. These options became exercisable on October 15, 2000.

      On February 9, 2000, a total of seven Company directors and advisers were granted options to purchase 10,000 common shares each at an exercise price of $0.40 and expire on October 15, 2005. These options were also tied to meeting the Company's business plan targets. In July 2000, the Board of Directors waived the business plan target requirement relative to fiscal 2000 for the options so granted to the directors and advisers. These options became exercisable on October 15, 2000.

      On July 10, 2000, a total of seven Company directors and advisers were granted options to purchase 10,000 common shares each at an exercise price of $0.5625. Subsequent to June 30, 2001, the Board of Directors confirmed that the business plan target requirement was met relative to fiscal 2001 for the options so granted to the employees, directors and advisers. These options became exercisable immediately. The employee and the director/adviser options expire on October 15, 2006.

      In July and December 2001, a total of eight Company directors and advisers were granted options to purchase 10,000 common shares each at an exercise price of $0.80. The options expire five years from the grant date, and vest on July 30, 2006.

      In June 2002 eight Company directors and advisers were granted options to purchase 10,000 common shares each at an exercise price of $0.45. The options expire five years from the grant date, and vest on June 30, 2005. If certain business plan targets are met, the options are exercisable on June 30, 2003.

      In 1998, as an inducement to advance loans by two directors, and two shareholders, the lenders were granted detachable warrants to purchase an aggregate of 400,000 common shares of the Company on terms that were subsequently modified as disclosed below.

      On July 10, 2000, officers, directors and shareholders agreed to extend the maturity dates of their respective loans by an additional year. As an inducement to extend the maturity dates of the loans, the Company modified the exercise price of the detachable stock purchase warrants as follows: for three years after the initial date of the respective loan at a price of $0.50 per share, for a period of two years following the initial three year period at a price of $0.75 per share and for an additional period of one year at a price of $1.00. Additionally, warrants to acquire another 400,000 common shares were granted in aggregate to the lenders, at a price of $0.5625 per share, commencing on the first day of the extension of their loan for a period of two years. The expiry of both sets of warrants is now stated to be the earlier of the specified expiry date or ninety days after the date that the common shares in the Company stock have closed at a trading price above $1.50 for 30 consecutive trading days.

Item 12. Certain Relationships and Related Transactions

      Edward F. Spink is Dr. Donald R. Spink, Sr.'s son.

      On October 21, 1998 and January 4, 1999, Dr. Donald Spink, Sr. and Mr. Patrick Forde, respectively, lent an aggregate of $130,190 to the Company. These loans were repayable two years from the date of the loans, bore interest at 10% per annum and were, and continue to be collateralized by a lien upon and security interest in substantially all of the Company's assets. As an inducement to advance these sums to the Company, Mr. Donald Spink, and Mr. Patrick Forde were granted warrants to purchase an aggregate of 200,000 common shares of the Company at an initial exercise price of $0.50 through October 31, 2000, increasing to $0.75 thereafter through October 31, 2002 and to $1.00 thereafter through October 31, 2003, respectively. The warrants, whose initial exercise price was greater than the market price of the Company's common shares on the date such warrants were granted, expire on the earlier of October 31, 2003 or 30 days after the Company's shares have closed at a price per share above $1.50 for 10 consecutive trading days on the OTC Bulletin Board. On July 10, 2000, the loan and warrant agreements between the Company and Dr. Spink and Mr. Forde were amended to extend the repayment of the loans to three years from the date of the loans. The warrants originally issued to them were amended by extending the various exercise dates by one year and the "...10 consecutive trading days ..." to 30 days. As an inducement to agree to such amendments, the Company issued additional warrants to purchase an aggregate of 200,000 common shares of the Company at an exercise price of $0.5625 per share, being equal to the then market price of the Company's Common Stock, to Dr. Spink and Mr. Forde. These warrants, which have the same terms as the original warrants, are exercisable through October 20, 2003.

                                     PART IV

Item 13. Exhibits and Reports on Form 8-K

(a) Exhibits:

      The following exhibits, which are numbered in accordance with Item 601 of Regulation S-B, are filed herewith or, as noted, incorporated by reference herein:

   Exhibit
   Number                             Exhibit Description

    3.1       Certificate of Incorporation of the Company (1)

    3.2 Certificate of Amendment of Certificate of Incorporation of the Company (2)

    3.3 Certificate of Correction of Certificate of Amendment of the Company

    3.4 Certificate of Designation, Number, Powers, Preferences and Relative, Participating, Optional, and other Special Rights and the Qualifications, Limitations, Restrictions, and other distinguishing characteristics of Special Voting Preferred Stock
              (2)

    3.5       By-laws, as amended, of the Company (2)

    4.1       Form of certificate evidencing share of common stock (2)

    10.1*     2000 Stock Plan (3)

    21.1      Subsidiaries of the Company

    23.1      Consent of Ernst & Young LLP

----------
*     Compensatory plan

(1) Filed on April 9, 1993 as an exhibit to the Company's Registration Statement on Form S-1 (File Number 33-60856) and incorporated herein by reference.

(2) Filed on November 18, 1997 as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended April 30, 1996 and incorporated herein by reference.

(3) Filed on March 19, 2001 as an exhibit to the Company's Registration Statement on Form S-8 (File Number 333-57248) and incorporated herein by reference.

(b)   Reports on Form 8K:
      None.

                          INDEPENDENT AUDITORS' REPORT

To the Directors and Shareholders of
TurboSonic Technologies, Inc.

We have audited the accompanying consolidated balance sheets of TurboSonic Technologies, Inc. and subsidiaries as of June 30, 2002 and 2001 and the related consolidated statements of income and comprehensive income, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TurboSonic Technologies, Inc. and subsidiaries as of June 30, 2002 and 2001 and the consolidated results of its operations and its cash flows for the years then ended in conformity with United States generally accepted accounting principles.


                                                     /s/ Ernst & Young LLP
                                                     ---------------------
Kitchener, Canada,                                   Ernst & Young LLP
September 12, 2002.                                    Chartered Accountants

TurboSonic Technologies, Inc. and Subsidiaries
[Incorporated under the laws of Delaware, United States of America]

                           CONSOLIDATED BALANCE SHEETS

As at June 30                               [expressed in United States dollars]

                                                                2002        2001
                                                                  $           $
--------------------------------------------------------------------------------

ASSETS
Current
Cash and cash equivalents                                    840,665   1,778,604
Accounts receivable [notes 4 and 11]                       1,202,300   1,698,139
Income taxes receivable                                       14,571          --
Inventories [note 5]                                          79,336      78,790
Deferred contract costs and unbilled revenue [note 6]         75,262   1,257,351
Other current assets                                          40,959      32,574
--------------------------------------------------------------------------------
Total current assets                                       2,253,093   4,845,458
--------------------------------------------------------------------------------
Capital assets, less accumulated amortization [note 7]       125,949     115,427
Goodwill, less accumulated amortization [note 8]             797,794     797,794
Other assets                                                  20,779      20,780
--------------------------------------------------------------------------------
                                                             944,522     934,001
--------------------------------------------------------------------------------
Total assets                                               3,197,615   5,779,459
================================================================================

See accompanying notes

                                                                          2002               2001
                                                                            $                  $
-------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current
Accounts payable                                                       252,727          1,800,348
Accrued charges                                                        228,975            292,325
Loans from shareholders [note 9]                                            --            230,100
Obligations under capital leases, current portion [note 10]             24,193             21,297
Unearned revenue and contract advances [note 6]                        444,821          1,208,188
Income taxes payable                                                        --             76,768
-------------------------------------------------------------------------------------------------
Total current liabilities                                              950,716          3,629,026
-------------------------------------------------------------------------------------------------
Accrued charges                                                             --             38,066
Obligations under capital leases, long-term portion [note 10]           18,080             33,902
-------------------------------------------------------------------------------------------------
                                                                       968,796          3,700,994
-------------------------------------------------------------------------------------------------
Commitments and contingencies [note 11]
Shareholders' equity [note 12]
Share capital
   Authorized
    21,800,000  common shares, par value $0.10 per share
     8,200,000  Class B exchangeable shares, par value
                   $0.10 per share
         1,500  preferred shares, no par value
   Issued
     5,895,609  common shares [2001 - 5,285,358]
     4,611,641  Class B exchangeable shares [2001 - 4,714,642]       2,349,821          2,299,096
Additional paid-in capital                                           2,008,288          1,549,624
-------------------------------------------------------------------------------------------------
                                                                     4,358,109          3,848,720
Accumulated other comprehensive (loss)                                 (77,529)           (38,326)
(Deficit)                                                           (2,051,761)        (1,731,929)
-------------------------------------------------------------------------------------------------
Total shareholders' equity                                           2,228,819          2,078,465
-------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                           3,197,615          5,779,459
=================================================================================================

TurboSonic Technologies, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF INCOME AND
                              COMPREHENSIVE INCOME

Year ended June 30                          [expressed in United States dollars]

                                                                          2002               2001
                                                                            $                  $
-------------------------------------------------------------------------------------------------
CONTRACT REVENUE AND SALES                                           4,581,893         14,114,870
Contract costs and cost of sales                                     3,397,128         11,588,905
-------------------------------------------------------------------------------------------------
Gross margin                                                         1,184,765          2,525,965
-------------------------------------------------------------------------------------------------

EXPENSES
Selling, general and administrative                                  1,476,902          1,698,286
Research and development [note 14]                                       2,089             47,239
Stock-based compensation expense (recovery) [note 12]                    6,505            (17,715)
-------------------------------------------------------------------------------------------------
                                                                     1,485,496          1,727,810
-------------------------------------------------------------------------------------------------
(Loss) income from operations                                         (300,731)           798,155
Interest income                                                         20,311             30,597
Interest (expense)                                                     (21,733)           (41,385)
Debt modification expense [note 9]                                     (33,028)           (40,678)
-------------------------------------------------------------------------------------------------
(Loss) income before provision for income taxes                       (335,181)           746,689
(Recovery of) provision for income taxes [note 13]                     (15,349)           153,652
-------------------------------------------------------------------------------------------------
Net (loss) income                                                     (319,832)           593,037
Other comprehensive (loss) income:
   Foreign currency translation adjustment                             (39,203)            11,967
-------------------------------------------------------------------------------------------------
Comprehensive (loss) income                                           (359,035)           605,004
-------------------------------------------------------------------------------------------------

Basic (loss) earnings per share [note 15]                               ($0.03)             $0.06
=================================================================================================

Diluted (loss) earnings per share [note 15]                             ($0.03)             $0.06
=================================================================================================

Basic weighted average shares [note 15]                             10,384,613         10,000,000
=================================================================================================
Diluted weighted average shares [note 15]                           10,384,613         10,160,436
=================================================================================================

See accompanying notes

TurboSonic Technologies Inc. and Subsidiaries

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

Year ended June 30                          [expressed in United States dollars]

                                                                                                        Accumulated
                                                Exchangeable &            Additional                       other           Total
                                                 common stock               paid-in      Accumulated   comprehensive   shareholders'
                                           Shares              Amount       capital        deficit     income (loss)      equity
                                              #                   $            $              $               $             $
------------------------------------------------------------------------------------------------------------------------------------
Balance - June 30, 2000                  10,000,000           2,299,096     1,492,099     (2,324,966)     (50,293)     1,415,936
Net income                                       --                  --            --        593,037           --        593,037
Stock-based compensation [note 12]               --                  --       (17,715)            --           --        (17,715)
Debt modification [note 9]                       --                  --        75,240             --           --         75,240
Translation adjustment                           --                  --            --             --       11,967         11,967
------------------------------------------------------------------------------------------------------------------------------------
Balance - June 30, 2001                  10,000,000           2,299,096     1,549,624     (1,731,929)     (38,326)     2,078,465
Net income                                       --                  --            --       (319,832)          --       (319,832)
Stock-based compensation [note 12]               --                  --         6,505             --           --          6,505
Translation adjustment                           --                  --            --             --      (39,203)       (39,203)
Sale of shares [note 12]                    500,000              50,000       450,000             --           --        500,000
Exercise of options [note 12]                 7,250                 725         2,159             --           --          2,884
------------------------------------------------------------------------------------------------------------------------------------
Balance - June 30, 2002                  10,507,250           2,349,821     2,008,288     (2,051,761)     (77,529)     2,228,819
====================================================================================================================================

See accompanying notes

TurboSonic Technologies, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended June 30                          [expressed in United States dollars]

                                                                          2002               2001
                                                                            $                  $
-------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net (loss) income                                                     (319,832)           593,037
Add charge to operations not requiring a
   current cash payment:
    Stock-based compensation expense (recovery) [note 12]                6,505            (17,715)
    Debt modification expense [note 9]                                  33,028             40,678
    Depreciation and amortization                                       49,615            193,170
    Adjustment to goodwill [note 8]                                         --             75,000
-------------------------------------------------------------------------------------------------
                                                                      (230,684)           884,170
Changes in non-cash working capital balances related
   to operations [note 16]                                            (801,091)           513,764
-------------------------------------------------------------------------------------------------
Cash (applied to) provided by operating activities                  (1,031,775)         1,397,934
-------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Purchase of capital assets                                             (55,336)           (17,106)
-------------------------------------------------------------------------------------------------
Cash (applied to) investing activities                                 (55,336)           (17,106)
-------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
(Repayment) of capital leases                                          (12,424)           (25,027)
Proceeds from issuance of common shares [note 12]                      502,884                 --
(Repayment) of shareholder loans [note 9]                             (253,205)                --
-------------------------------------------------------------------------------------------------
Cash provided by (applied to) financing activities                     237,255            (25,027)
-------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                (88,083)            15,019
-------------------------------------------------------------------------------------------------

Net cash (applied) provided during year                               (937,939)         1,370,820
Cash, and cash equivalents, beginning of year                        1,778,604            407,784
-------------------------------------------------------------------------------------------------
Cash, and cash equivalents, end of year                                840,665          1,778,604
=================================================================================================

Cash paid for:
Interest                                                                20,687             38,296
Income taxes                                                            78,110                837
=================================================================================================

See accompanying notes

TurboSonic Technologies, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2002                               [expressed in United States dollars]

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

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All material intercompany accounts and transactions have been eliminated on consolidation.

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

TurboSonic Technologies, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2002                               [expressed in United States dollars]

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES cont'd

Goodwill

Effective July 1, 2001, the Company early adopted SFAS No. 142, Goodwill and Intangible Assets. Under SFAS No.142, goodwill is no longer amortized but is subject to an annual impairment review (or more frequently if deemed appropriate). Since the adoption of SFAS No. 142 at July 1, 2001, the Company has completed the transitional impairment test as at July 1, 2001 and an annual impairment test as at April 1, 2002, as discussed in Note 8, to identify if there is any impairment to the goodwill using a fair value methodology by reporting unit.

Previously, goodwill, which arose on the reverse acquisition of TurboSonic Technologies, Inc. was being amortized to expense on a straight-line basis over 10 years. The Company had assessed the recoverability of goodwill by determining whether the amortization of goodwill over its remaining life could be recovered through projected, undiscounted, future cash flows from the related operations. Goodwill was written down to the extent that projected undiscounted future cash flows did not allow for the recovery of goodwill over its remaining life.

Capital assets

Capital assets and leasehold improvements are recorded at cost. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets as follows:

Office equipment                                          2 - 5 years
Other equipment                                          5 - 10 years
Leasehold improvements                       lease term [5 - 6 years]

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

TurboSonic Technologies, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2002                               [expressed in United States dollars]

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES cont'd

Revenues and long-term contracts cont'd

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

June 30, 2002                               [expressed in United States dollars]

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

Advertising costs

All costs associated with advertising and promoting products are expensed as incurred. Advertising and promotion expense was $33,713 in 2002 [$28,304 in 2001].

Stock-based compensation

Financial Accounting Standards Board ["FASB"] Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, provides an alternative to APB Opinion No. 25. The Company follows APB Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for stock-based compensation issued to employees. For companies that continue to account for stock-based compensation arrangements under Opinion No. 25, Statement No. 123 requires disclosure of the pro forma effect on net income and earnings per share of its fair value based accounting for those arrangements. The Company has determined the fair value of the options and warrants at their date of grant using a Black-Scholes option pricing model.

TurboSonic Technologies, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2002                               [expressed in United States dollars]

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES cont'd

Earnings per share

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. In computing the earnings per share, the TurboSonic Canada Inc. Class B exchangeable shares, disclosed in Note 12, are considered outstanding common shares of TurboSonic Technologies, Inc. Diluted earnings per share reflects the per share amount under the treasury stock method that would have resulted if dilutive potential common stock had been converted to common stock, as prescribed by SFAS 128.

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

Use of estimates

The preparation of the consolidated financial statements, in accordance with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the period. Actual results could differ from those estimates.

TurboSonic Technologies, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2002                               [expressed in United States dollars]

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES cont'd

Impact of recently issued accounting standards

Accounting for Asset Retirement Obligations

In June 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations" SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It requires recognition of the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. The Company is currently assessing SFAS 143 and the impact that adoption, in 2003, may have on the consolidated financial statements.

Accounting for Impairment or Disposal of Long-Lived Assets

In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 established a single model for the impairment of long-lived assets, broadens the presentation of discontinued operations to include more disposal transactions, and states that discontinued operations losses will be measured and recognized when realized. SFAS 144 was adopted for fiscal 2002. Adoption may change the nature and extent of disclosure of the Company's future asset disposals, and allocations between accounting periods.

Rescission of FASB Statements No. 4, 44, and 64 Amendment of FASB Statement No. 13, and Technical Corrections

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 "Rescission of FASB Statements No. 4, 44, and 64 Amendment of FASB Statement No. 13, and Technical Corrections". SFAS 145 rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. SFAS 145 requires that gains or losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria of ABP Opinion No. 30 and is effective beginning after May 15, 2002.

TurboSonic Technologies, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2002                               [expressed in United States dollars]

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES cont'd

Accounting for Costs Associated with Exit or Disposal Activities

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Include Certain Costs Incurred in a Restructuring)" in its entirety and addresses the significant issues relating to recognition, measurement, and reporting costs associated with an exit or disposal activity, including restructuring activities. Pursuant to SFAS 146, a liability is recorded on the date on which the obligation is incurred and should be initially measured at fair value. Under EITF Issue No. 94-3, a liability for such costs is recognized as of the date of an entity's commitment to an exit plan as well as its measurement and reporting. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. Currently, SFAS 146 is not expected to significantly impact the assessment of such liability by the Company.

3. FINANCIAL INSTRUMENTS

Fair value of financial instruments

The carrying amounts reported in the balance sheet for cash and cash equivalents, accounts receivable, income taxes receivable, income taxes payable, accounts payable, accrued charges, loans from shareholders and obligations under capital leases approximate fair value based on the short-term maturity of these instruments.

Credit risk

Trade accounts receivable potentially subject the Company to credit risk. Sales are made to end users of all sizes located primarily in North America. The Company provides an allowance for doubtful accounts equal to the estimated losses expected to be incurred in the collection of accounts receivable.

As at June 30, 2002, the Company had three customers that comprised 69% of the total trade receivable balance and had two customers that comprised 58% of the total trade receivable balance at June 30, 2001.

TurboSonic Technologies, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2002                               [expressed in United States dollars]

3. FINANCIAL INSTRUMENTS cont'd

The Company's cash balances are maintained in one United States chartered bank which is an AA rated financial institution. The Company's cash balances for the Canadian-based subsidiaries are maintained in two Canadian chartered banks which are AA rated financial institutions.

4. ACCOUNTS RECEIVABLE

                                                             2002          2001
                                                               $             $
-------------------------------------------------------------------------------

Trade accounts receivable                               1,238,682     1,699,356
Other receivables                                           7,975        50,498
Allowance for doubtful accounts                           (44,357)      (51,715)
-------------------------------------------------------------------------------
                                                        1,202,300     1,698,139
================================================================================

As disclosed in Note 11, trade accounts receivable includes an amount of $400,000 that is being disputed by a customer.

Bad debt expense was $5,124 in 2002 and $714 in 2001.

5. INVENTORIES

                                                             2002          2001
                                                               $             $
-------------------------------------------------------------------------------

Raw materials                                                  --           970
Finished goods                                            179,303       178,924
Reserve for obsolescence                                  (99,967)     (101,104)
--------------------------------------------------------------------------------
                                                           79,336        78,790
================================================================================

TurboSonic Technologies, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2002                               [expressed in United States dollars]

6. COST AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

                                                           2002            2001
                                                             $               $
--------------------------------------------------------------------------------

Costs incurred on uncompleted contracts              11,455,713      11,394,645
Estimated earnings                                      580,738       1,489,467
--------------------------------------------------------------------------------
                                                     12,036,451      12,884,112
Less billings to date                               (12,406,010)    (12,834,949)
--------------------------------------------------------------------------------
                                                       (369,559)         49,163
================================================================================

Included in the accompanying balance sheets under the following captions:

                                                           2002            2001
                                                             $               $
--------------------------------------------------------------------------------

Deferred contract costs and unbilled revenue             75,262       1,257,351
Unearned revenue and contract advances                 (444,821)     (1,208,188)
--------------------------------------------------------------------------------
                                                       (369,559)         49,163
================================================================================

As the result of the financial difficulties experienced by one of the Company's subcontractors that became known subsequent to June 30, 2001, the estimated completion costs for a project were revised upward by $177,000 in the 2001 financial statements. In the second quarter of the year ended June 30, 2002, the estimated completion costs were increased by $140,000 to a total of $317,000. Substantially all of the estimated completion costs have been incurred as at June 30, 2002 and no further increases are deemed necessary. Recovery, in whole or part, of these increased costs may be possible through the liquidation of the assets of the subcontractor, although, due to the uncertainty, no recovery has been recorded. The liquidation process was not complete at June 30, 2002.

TurboSonic Technologies, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2002                               [expressed in United States dollars]

7. CAPITAL ASSETS
                                                 Accumulated      Net Book
                                    Cost        Depreciation        Value
2002                                  $               $               $
--------------------------------------------------------------------------------

Office equipment                   488,857          421,587         67,270
Other equipment                    392,655          337,467         55,188
Leasehold improvements              23,174           19,683          3,491
--------------------------------------------------------------------------------
                                   904,686          778,737        125,949
================================================================================

                                                 Accumulated      Net Book
                                    Cost        Depreciation        Value
2001                                  $               $               $
--------------------------------------------------------------------------------

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
================================================================================

Total depreciation incurred by the Company during fiscal 2002 was $49,615 [2001
- $41,358].

The total depreciation for assets under capital leases during fiscal 2002 was $31,733 [2001 - $30,150].

The purchase of certain capital assets was made through the use of capital leases. Capital assets under capital leases at June 30 are as follows:

                                                  Accumulated      Net Book
                                     Cost        Depreciation        Value
2002                                   $               $               $
--------------------------------------------------------------------------------

                                    86,846            53,584         33,262

                                                  Accumulated      Net Book
                                     Cost        Depreciation        Value
2001                                   $               $               $
--------------------------------------------------------------------------------

                                   102,308            38,442         63,866

TurboSonic Technologies, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2002                               [expressed in United States dollars]

8. GOODWILL

Effective July 1, 2001, the Company early adopted SFAS No. 142, Goodwill and Intangible Assets. Under SFAS No.142, goodwill is no longer amortized but is subject to an annual impairment review (or more frequently if deemed appropriate). Since the adoption of SFAS No. 142 at July 1, 2001, the Company has completed the transitional impairment test as at July 1, 2001 and an annual impairment test as at April 1, 2002, to identify if there is any impairment to the goodwill using a fair value methodology by reporting unit. The Company has concluded that there was no impairment as at July 1, 2001 and April 1, 2002. As required by SFAS No.142, the results for the prior year have not been restated. A reconciliation of net income as if SFAS No.142 had been adopted is presented below for the fiscal years 2002 and 2001:

                                                          2002             2001
                                                             $                $
-------------------------------------------------------------------------------

Reported net (loss) income                           (319,832)          593,037
Add-back goodwill amortization                             --           151,812
-------------------------------------------------------------------------------

Adjusted net (loss) income                           (319,832)          744,849
===============================================================================

Basic earnings per share:
Reported (loss) earnings per share                     $(0.03)            $0.06
Goodwill amortization                                      --              0.01
-------------------------------------------------------------------------------

Adjusted (loss) earnings per share                     $(0.03)            $0.07
===============================================================================

Diluted earnings per share:
Reported (loss) earnings per share                     $(0.03)            $0.06
Goodwill amortization                                      --              0.01
-------------------------------------------------------------------------------

Adjusted (loss) earnings per share                     $(0.03)            $0.07
===============================================================================

TurboSonic Technologies, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2002                               [expressed in United States dollars]

8. GOODWILL cont'd

Goodwill at June 30 consists of:

                                                 Accumulated     Net Book
                                    Cost        Amortization        Value
2002                                  $               $               $
--------------------------------------------------------------------------------

                               1,472,228        674,434            797,794

                                                 Accumulated      Net Book
                                    Cost        Amortization        Value
2001                                  $               $               $
--------------------------------------------------------------------------------

                               1,472,228        674,434            797,794

In 2001, $75,000 in tax benefits arising from the recognition of loss carryforwards were applied to reduce the carrying amount of goodwill.

9. LOANS FROM SHAREHOLDERS

An officer and director of the Company, together with another shareholder of the Company, lent an aggregate of Cdn $200,000 [representing $129,400 at the exchange rate of $0.647 at such date] to the Company on October 21, 1998. Another officer and director and another shareholder each lent Cdn $100,000 [representing $65,490 and $66,620 at the exchange rates of $0.6549 and $0.6662 at the date of their respective loans] to the Company on January 4, 1999 and April 9, 1999, respectively. All of these loans were initially repayable two years from the date of the loan, bear interest at 10% per annum and are collateralized by a lien upon and security interest in substantially all of the Company's assets. As an inducement to advance these sums, the lenders were granted detachable warrants to purchase an aggregate of 400,000 common shares of the Company on terms that were subsequently modified as disclosed in Note 12.

On July 10, 2000, officers, directors and shareholders agreed to extend the maturity dates of their respective loans by an additional year. Accordingly, the due dates were October 21, 2001, January 4, 2002 and April 9, 2002.

During the year ended June 30, 2002, all of the shareholder loans were repaid on or prior to the due date, and in full.

TurboSonic Technologies, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2002                               [expressed in United States dollars]

10. OBLIGATIONS UNDER CAPITAL LEASES

The Company has entered into certain capital leases for automobiles and computer hardware and software, with interest rates ranging from 4.8% to 18%.

The following is a schedule of the future minimum lease payments.

                                                                             $
--------------------------------------------------------------------------------

2003                                                                     31,261
2004                                                                     11,090
2005                                                                      3,222
--------------------------------------------------------------------------------
Total minimum lease payments                                             45,573
Less amount representing interest                                        (3,300)
--------------------------------------------------------------------------------
                                                                         42,273
Less current portion                                                    (24,193)
--------------------------------------------------------------------------------
                                                                         18,080
================================================================================

11. COMMITMENTS AND CONTINGENCIES

[a]   Operating leases

      The Company has entered into operating leases, expiring through 2005, for office equipment and premises. Total minimum annual payments under these leases for years after June 30, 2002 are as follows:

                                                                              $
      --------------------------------------------------------------------------

      2003                                                               104,715
      2004                                                                54,675
      2005                                                                 9,784
      --------------------------------------------------------------------------
                                                                         169,174
      ==========================================================================

      Rental expense for office equipment and premises was $124,175 in 2002 [$118,678 in 2001].

TurboSonic Technologies, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2002                               [expressed in United States dollars]

11. COMMITMENTS AND CONTINGENCIES cont'd

[b]   Contingencies

      General

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

      Account receivable

      In August 2001, the Company completed installation of a wet electrostatic precipitator ("WESP") in connection with a sales contract that commenced in August 2000. The WESP was installed as an addition to the customer's existing air pollution control equipment on a power boiler system. The contract provided for a holdback that was to be released upon successful completion of performance tests. After installation, a compliance test of the system by the customer demonstrated that the WESP met the performance guarantee set out in the contract, and the Company was so advised in writing. Concurrent with the installation of the WESP, the customer made changes to the pre-existing system in an effort to bring the WESP inlet operating conditions in line with contract specifications. A dispute exists with the customer as to whether the WESP met the performance specified in the contract. The customer has refused to pay $400,000 that TurboSonic asserts is due under the terms of the contract. In addition, the customer has submitted backcharges to the Company in an amount that approximates the outstanding balance.

      Based upon its technical review, performance of the WESP and legal advice, the Company believes the customer's refusal to pay the holdback is not legally supportable and that the backcharges are without merit. Accordingly, the Company is in the process of requesting mediation under the terms of the Conflict Resolution clause in the contract in order to recover the amount receivable and to dispute the backcharges. Should the outcome of this mediation not be acceptable, either party has the option of commencing legal proceedings. If mediation does not result in payment of the account receivable, the Company intends to commence litigation to recover the amount owed under the contract. At the date of these financial statements, the outcome of this matter is not determinable. No provision has been made in the accompanying financial statements against the amount receivable or for the backcharges.

12. SHAREHOLDERS' EQUITY

Common and Class B exchangeable shares

The Company has total authorized share capital of 30,000,000 shares. In connection with the consolidation of the Company with Turbotak Technologies Inc., on August 27, 1997, the shareholders of Turbotak Technologies Inc. exchanged their shares for the Class B exchangeable shares of a wholly owned subsidiary of the Company. These shares are exchangeable, at any time, at the election of the holders of such shares, into an equivalent number of common shares

TurboSonic Technologies, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2002                               [expressed in United States dollars]

of the Company. The Class B exchangeable shares have voting rights through a trustee. During 2002, 103,001 Class B exchangeable shares were exchanged for common shares of the Company, leaving 4,611,641 Class B exchangeable shares outstanding as of June 30, 2002.

During 2002, the Company entered into an agreement to form a strategic alliance with Hamon Research-Cottrell, Inc. ["Hamon"]. As part of the agreement, Hamon acquired directly from the Company 500,000 shares of TurboSonic common stock, representing an approximate 4.7% equity interest at $1.00 U.S. per share. Certain of TurboSonic's shareholders, including officers and directors, granted options to Hamon to acquire control of TurboSonic from these shareholders at prices ranging from $1.80 to $2.50 per share. These options are exercisable only in the event that Hamon initiates a tender offer for TurboSonic's common stock. The agreement also provides for the joint marketing of certain products.

At the end of 2002, a total of 5,895,609 common shares and 4,611,641 Class B exchangeable shares were outstanding.

Stock-based compensation

The Company accounts for option grants in accordance with APB Opinion No. 25, Accounting for Stock Issues to Employees.

The Company has instituted the 2000 stock plan [the "Plan"] with the express purpose of encouraging key employees of the Company, as well as other individuals who render services to the Company, by providing opportunities to participate in the ownership of the Company. The Plan provides for the grant of options, awards of capital stock in the Company and opportunities to make direct purchases of capital stock in the Company. Collectively, these are referred to as stock rights.

TurboSonic Technologies, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2002                               [expressed in United States dollars]

12. SHAREHOLDERS' EQUITY cont'd

Stock-based compensation cont'd

The Plan shall be administered by the Board of Directors or a committee established by the Board of Directors. The Board [or committee] shall determine to whom such stock rights may be granted, determine at which times the stock rights shall be granted and determine the time or times when each option shall become exercisable and the duration of the exercise period. The exercise price per each stock option granted under the Plan shall be not less than the fair market value per share of common stock on the date of such grant.

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

In July 2000, the Board of Directors waived the business plan target requirement relative to fiscal 2000 for the options so granted to the employees, directors and advisers. These options became exercisable on October 15, 2000. The employee options expire on October 15, 2006 and the director/adviser options expire on October 15, 2005.

On July 10, 2000, a total of seven Company directors and advisers were granted options to purchase 10,000 common shares each at an exercise price of $0.5625.

TurboSonic Technologies, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2002                               [expressed in United States dollars]

12. SHAREHOLDERS' EQUITY cont'd

At the grant dates, the number of options which would be received was unknown, due to the requirement to meet the business plan targets. Therefore, the Company accounted for these variable stock option plans in accordance with FIN 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. Stock-based compensation expense totaling $44,061 was recognized during fiscal 2000 and a recovery of $17,715 was recognized during fiscal 2001.

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

As a result of the amendment, the plan is being accounted for as a non-variable plan from the date of amendment in accordance with FIN 28. The stock-based compensation expense was fixed based on the market price of the Company's stock on the date of amendment, and is being amortized over the options' vesting period. In 2002, expense of $6,505 was recorded.

The Company accounts for option grants subsequent to the amendment of the plan in accordance with APB Opinion No. 25, Accounting for Stock Issues to Employees.

Subsequent to June 30, 2001, the Board of Directors confirmed that the business plan target requirement was met relative to fiscal 2001 for the options so granted to the employees, directors and advisers. These options became exercisable immediately. The employee and the director/adviser options expire on October 15, 2006.

In July and December 2001, eight Company directors and advisers were granted options to purchase 10,000 common shares each at an exercise price of $0.80. The options expire five years from the grant date, and vest on July 30, 2006.

In June 2002, eight Company directors and advisers were granted options to purchase 10,000 common shares each at an exercise price of $0.45. The options expire five years from the grant date, and vest on June 30, 2005. If certain business plan targets are met, the options are exercisable at June 30, 2003.

TurboSonic Technologies, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2002                               [expressed in United States dollars]

12. SHAREHOLDERS' EQUITY cont'd

A summary of the option activity since June 30, 2000 is shown below:

                                    Number of shares       Weighted          Number of shares
                                      to be issued          average             available for
                                      upon exercise        exercise           future issuance
                                     of outstanding          price          excluding options
                                         options               $          already outstanding
---------------------------------------------------------------------------------------------
Balance, June 30, 2000                       570,000         0.4000                  180,000

   Granted during the year                    70,000         0.5625                  (70,000)
---------------------------------------------------------------------------------------------
Balance, June 30, 2001                       640,000         0.4178                  110,000

   Granted during the year                    80,000         0.8000                  (80,000)
   Granted during the year                    80,000         0.4500                  (80,000)
   Exercised during the year                  (7,250)        0.4000                       --
   Forfeited during the year                 (50,500)        0.4321                   50,500
---------------------------------------------------------------------------------------------
Balance, June 30, 2002                       742,250         0.4616                      500
=============================================================================================

The weighted average characteristics of options outstanding at June 30, 2002 are as follows:

                   Options outstanding                                 Options exercisable
-------------------------------------------------------------       ------------------------
                                   Weighted
                  Weighted          average                                         Weighted
                   average         remaining                                         average
     Exercise     exercise        contractual       Number            Number        exercise
       price        price            life         outstanding       exercisable      price
--------------------------------------------------------------------------------------------
         $            $             [years]            #                 #              $
--------------------------------------------------------------------------------------------
      0.4000       0.4000             4.3          522,250            260,000        0.4000
      0.4500       0.4500             3.0           80,000                 --            --
      0.5625       0.5625             4.3           60,000             60,000        0.5625
      0.8000       0.8000             4.3           80,000                 --            --
--------------------------------------------------------------------------------------------
                   0.4616                          742,250            320,000        0.4305
============================================================================================

TurboSonic Technologies, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2002                               [expressed in United States dollars]

12. SHAREHOLDERS' EQUITY cont'd

Proforma information regarding net income and earnings per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee, director and adviser stock options under the fair value method of that statement. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions; risk-free interest rate of 6.0% [6.0% - 2001], dividend yield of 0.0% [0.0% - 2001], volatility factor of the expected market price of the Company's common stock of 0.969 [1.28 - 2001] and a weighted-average expected life of the options of 4.3 [5.3 - 2001] years. The average fair value of options granted in 2002 was $0.33 [ $0.33 - 2001].

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                                               2002        2001
                                                                 $           $
--------------------------------------------------------------------------------
Net income                                                 (319,832)    593,037
Stock-based compensation expense under APB No.25              6,505     (17,715)
Stock-based compensation expense under SFAS No.123          (22,581)    (11,318)
--------------------------------------------------------------------------------
Pro forma income                                           (335,908)    564,004
================================================================================

Pro forma income per share:
   Basic                                                  $   (0.03)   $   0.06
   Diluted                                                $   (0.03)   $   0.06

TurboSonic Technologies, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2002                               [expressed in United States dollars]

12. SHAREHOLDERS' EQUITY cont'd

Warrants

The Company has in the past granted detachable warrants for 400,000 common shares to debt holders as an inducement to advance funds to the Company [Note 9]. In accordance with APB 14, a portion of the proceeds of the debt securities issued with detachable stock purchase warrants, which is allocated as the fair-value of the warrants, has been accounted for as paid-in capital. The related discount on the debt securities was amortized over the remaining period to the original maturity dates.

As an inducement to extend the maturity dates of the loans, the Company modified the exercise price of the detachable stock purchase warrants as follows: for three years after the initial date of the respective loan at a price of $0.50 per share, for a period of two years following the initial three year period at a price of $0.75 per share and for an additional period of one year at a price of $1.00 per share. Additionally, warrants to acquire another 400,000 common shares were granted in aggregate to the lenders, at a price of $0.5625 per share, commencing on the first day of the extension of their loan for a period of two years. The expiry of both sets of warrants is now stated to be the earlier of the specified expiry date or ninety days after the date that the common shares in the Company stock have closed at a trading price above $1.50 for 30 consecutive trading days. The new warrants and the modification of existing warrants were recorded at fair value as debt modification costs [$75,240] in October 2000 and are being amortized using the interest method over the new term of the debt.

13. INCOME TAXES

Details of the income tax provision (recovery) are as follows:

                                                     2002               2001
                                                       $                  $
--------------------------------------------------------------------------------

Current:   - U.S.                                     600             75,000
           - Canadian                             (15,949)            78,652
--------------------------------------------------------------------------------
Total current taxes                               (15,349)           153,652
--------------------------------------------------------------------------------
Deferred:  - U.S.                                      --                 --
           - Canadian                                  --                 --
--------------------------------------------------------------------------------
Total deferred taxes                                   --                 --
--------------------------------------------------------------------------------
Income tax (recovery) provision                   (15,349)           153,652
================================================================================

TurboSonic Technologies, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2002                               [expressed in United States dollars]

13. INCOME TAXES cont'd

Components of the current tax provision are as follows:

                                                              2002                    2001
                                                         $              %          $            %
--------------------------------------------------------------------------------------------------
Provision for (recovery of) income tax based
   on basic U.S. tax rates                           (70,986)         (21)      16,692          2
Provision for (recovery of) income taxes based
   on basic Canadian federal income tax rates        (34,128)         (10)     195,337         26
Provision for income taxes based on basic
   Canadian provincial income tax rates              (16,306)          (5)      99,413         13
Non-deductible goodwill amortization                      --           --       55,161          7
Non-deductible stock compensation expense              1,365           --       (6,023)         1
Non-deductible debt modification expense              13,620            4       13,831          2
Realization of loss carryforwards from prior years        --           --     (197,466)       (26)
Benefit of deductible temporary differences
  and tax losses not recognized during the year       86,180           26           --         --
Other                                                  4,906            1      (23,293)        (4)
--------------------------------------------------------------------------------------------------
                                                     (15,349)          (5)     153,652         21
==================================================================================================

The following is a summary of the statutory income tax rates used:

                                                            2002            2001
                                                              %               %
--------------------------------------------------------------------------------

U.S.                                                          34.0          34.0
Canadian federal                                              27.0          28.0
Canadian provincial                                           12.9          14.3

Income (loss) before provision for income taxes:
                                                            2002            2001
                                                              $               $
--------------------------------------------------------------------------------
U.S.                                                      (208,781)       49,093
Canadian                                                  (126,400)      697,596
--------------------------------------------------------------------------------
Income before provision for income taxes                  (335,181)      746,689
================================================================================

TurboSonic Technologies, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2002                               [expressed in United States dollars]

13. INCOME TAXES cont'd

Income taxes paid are as follows:

                                                         2002               2001
                                                           $                  $
--------------------------------------------------------------------------------

Canadian federal                                       47,188                 --
Canadian provincial                                    27,422                 --
U.S. federal                                               --                 --
U.S. state                                              3,500                837
--------------------------------------------------------------------------------
                                                       78,110                837
================================================================================

Income tax refunds received are as follows:
                                                         2002               2001
                                                           $                  $
--------------------------------------------------------------------------------

Canadian federal                                        9,664                 --
Canadian provincial                                        --                 --
U.S. federal                                               --             22,779
--------------------------------------------------------------------------------
                                                        9,664             22,779
================================================================================

The Company has unutilized operating losses in the United States of approximately $1,590,000 available for carry forward to reduce income taxes otherwise payable in future years. Access to purchased unutilized operating losses is restricted to $83,168 per year until 2012. If the amount is not used during the year, it is available for carryforward into future years. A total of $157,387 relating to prior year purchased operating losses was available to apply against current year income. Other unutilized operating losses available for carryforward total approximately $760,000 and expire in 2012. During the current year, losses in the amount of $ nil [$139,457 in 2001] were utilized.

During the 2001 year, the Company utilized operating loss carryforwards in Canada of $435,529 federally and $529,951 provincially. In 2002, current year losses of approximately $34,000 were carried back to recover income taxes incurred in 2001.

TurboSonic Technologies, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2002                               [expressed in United States dollars]

13. INCOME TAXES cont'd

Deferred tax liabilities and assets are comprised of the following as at June
30:

                                                           2002            2001
                                                             $               $
--------------------------------------------------------------------------------

Book over (under) tax depreciation                          106          (1,725)
Benefit of unrecorded investment tax credits             14,206              --
Reserves not currently deductible                        24,522          24,498
Net operating loss carryforward                         541,566         383,698
--------------------------------------------------------------------------------
Total deferred tax assets                               580,400         406,471
Valuation allowance for deferred tax assets            (580,400)       (406,471)
--------------------------------------------------------------------------------
Net deferred tax asset (liabilities)                         --              --
================================================================================

14. RESEARCH AND DEVELOPMENT EXPENSES

                                                           2002            2001
                                                             $               $
--------------------------------------------------------------------------------

Expenses incurred                                        32,210          47,239
Government grants                                       (30,121)             --
--------------------------------------------------------------------------------
                                                          2,089          47,239
================================================================================

TurboSonic Technologies, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2002                               [expressed in United States dollars]

15. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share. The effect of dilutive securities is included only when not anti-dilutive.

                                                                            2002               2001
                                                                              $                  $
---------------------------------------------------------------------------------------------------
Numerator
Net (loss) income                                                       (319,832)           593,037
===================================================================================================
Denominator
Denominator for basic earnings per share -
   weighted average shares outstanding                                10,384,613         10,000,000
Effect of dilutive securities:
   Warrants                                                                   --            113,781
   Options                                                                    --             46,655
---------------------------------------------------------------------------------------------------
Denominator for diluted earnings per share -
   adjusted weighted average shares and assumed conversions           10,384,613         10,160,436
===================================================================================================
Basic (loss) earnings per share                                           $(0.03)             $0.06
===================================================================================================
Diluted (loss) earnings per share                                         $(0.03)             $0.06
===================================================================================================

For 2002, all warrants and options were anti-dilutive and therefore excluded from this calculation. In 2001 no warrants or options were anti-dilutive.

16. SUPPLEMENTARY INFORMATION ON CASH FLOWS

                                                                            2002               2001
                                                                              $                  $
----------------------------------------------------------------------------------------------------
Changes in non-cash working capital balances related to operations:
Decrease (increase) in accounts receivable                               487,271           (742,375)
(Increase) decrease in income taxes receivable                            (9,608)            24,705
(Increase) decrease in inventories                                          (525)            26,340
Decrease (increase) in deferred contract costs and unbilled revenue    1,141,771           (620,982)
(Increase) decrease in other current assets                               (8,161)            19,430
(Decrease) increase in accounts payable                               (1,495,888)         1,298,968
(Decrease) increase in accrued charges                                   (99,728)             5,425
(Decrease) increase in unearned revenue and contract advances           (737,606)           425,719
(Decrease) increase in income taxes payable                              (78,617)            76,534
----------------------------------------------------------------------------------------------------
                                                                        (801,091)           513,764
===================================================================================================

Capital assets of $18,693 were financed through capital leases in fiscal 2002 [2001 - $0].

TurboSonic Technologies, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2002                               [expressed in United States dollars]

17. SEGMENTED INFORMATION

The Company offers a range of products and systems, incorporating diverse technologies, to address the industrial process, air pollution control and other environmental management needs of its customers. The business can generally be broken into two segments; scrubber and nozzle systems. Wet scrubber systems are generally used to absorb gaseous pollutants and particulate matter contained in exhaust gas streams such as smokestacks, and incorporate the use of the Company's proprietary air-atomizing nozzle technology. Nozzle systems typically operate in conjunction with products and systems supplied by others. Examples of nozzle systems supplied include evaporative gas cooling and conditioning, dust suppression and combustion.

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies

Contract revenue and sales of approximately $1,677,000 of the scrubber segment [2001 - $3,823,000] and $1,906,000 of the nozzle segment [2001 - $1,780,000]
were to customers in the United States. The remainder of the consolidated revenues were primarily from customers in Canada [$696,000] [2001 - $7,485,000], with lesser amounts from Asia [$47,000] [2001 - $168,000], Europe [$55,000]
[2001 - $111,000] and South America [$157,000] [2001 - $603,000]. The long-lived assets of the nozzle segment are located in the United States while the remainder of the Company's assets, including those of the scrubber segment, are located in Canada. For the year ended June 30, 2002, two customers represented 27% of total revenues [in fiscal 2001, two customers represented 67% of total revenues].

TurboSonic Technologies, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2002                               [expressed in United States dollars]

17. SEGMENTED INFORMATION cont'd

Industry segments

                                         Scrubber        Nozzle
                                         Systems        Systems            Other          Total
2002                                        $              $                 $              $
--------------------------------------------------------------------------------------------------
Contract revenue and sales
Evaporative gas cooling                        --      1,878,263               --       1,878,263
Dust suppression                               --         44,472               --          44,472
Spray dry systems                              --        298,220               --         298,220
Other nozzle systems                           --        395,010               --         395,010
Wet scrubber systems                    1,785,225             --               --       1,785,225
Wet electrostatic precipitation           180,703             --               --         180,703
--------------------------------------------------------------------------------------------------
Total contract revenue and sales        1,965,928      2,615,965               --       4,581,893
--------------------------------------------------------------------------------------------------
(Loss) income from operations            (483,162)       149,403               --        (333,759)
Interest income                             8,734         11,577               --          20,311
Interest expense                           (9,345)       (12,388)              --         (21,733)
--------------------------------------------------------------------------------------------------
(Loss) income before (recovery of)
   provision for taxes                   (483,773)       148,592               --        (335,181)
(Recovery of) provision for
   income taxes                           (65,870)        50,521               --         (15,349)
--------------------------------------------------------------------------------------------------
Net (loss) income                        (417,903)        98,071               --        (319,832)
==================================================================================================

Depreciation and amortization             32,276          17,339               --          49,615
Capital expenditures                      49,936           5,400               --          55,336
Segment assets                         1,113,705       1,243,245          840,665       3,197,615
Capital assets                            84,129          41,820               --         125,949
Goodwill                                 398,897         398,897               --         797,794

TurboSonic Technologies, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2002                               [expressed in United States dollars]

17. SEGMENTED INFORMATION cont'd

                                        Scrubber         Nozzle
                                        Systems         Systems           Other            Total
2001                                      $                 $                 $              $
--------------------------------------------------------------------------------------------------
Contract revenue and sales
Evaporative gas cooling                        --      2,396,140               --       2,396,140
Dust suppression                               --         20,394               --          20,394
Spray dry systems                              --        648,658               --         648,658
Other nozzle systems                           --        415,253               --         415,253
Wet scrubber systems                    3,348,644             --               --       3,348,644
Wet electrostatic precipitation         7,285,781             --               --       7,285,781
--------------------------------------------------------------------------------------------------
Total contract revenue and sales       10,634,425      3,480,445               --      14,114,870
--------------------------------------------------------------------------------------------------
Income from operations                    112,353        645,124               --         757,477
Interest income                            25,090          5,507               --          30,597
Interest expense                          (24,934)       (16,451)              --         (41,385)
--------------------------------------------------------------------------------------------------
Income before provision for taxes         112,509        634,180               --         746,689
Provision for income taxes                 14,790        138,862               --         153,652
--------------------------------------------------------------------------------------------------
Net income                                 97,719        495,318               --         593,037
==================================================================================================

Depreciation and amortization             93,510          99,660               --         193,170
Capital expenditures                      10,264           6,842               --          17,106
Segment assets                         2,600,662       1,400,193        1,778,604       5,779,459
Capital assets                            55,810          59,617               --         115,427
Goodwill                                 398,897         398,897               --         797,794

18. COMPARATIVE FIGURES

Certain of the prior year comparative figures have been reclassified to conform with the current year's presentation.

                                   SIGNATURES

      In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            TURBOSONIC TECHNOLOGIES, INC.


                                            By: /s/ Edward F. Spink
                                                -----------------------
                                                Edward F. Spink,
                                                Chief Executive Officer

Date: September 25, 2002

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signatures              Capacity                                   Date
         ----------              --------                                   ----
  /s/ Edward F. Spink            Chairman of the Board of            September 25, 2002
------------------------------   Directors and Chief Executive
      Edward F. Spink                  Officer (Principal
                                       Executive Officer)


  /s/ Patrick J. Forde           President, Secretary, Treasurer     September 25, 2002
------------------------------         and Director (Principal
      Patrick J. Forde                 Financial and Accounting
                                       Officer)


  /s/ Richard H. Hurd            Director                            September 25, 2002
------------------------------
      Richard H. Hurd

  /s/ Donald R. Spink, Sr.       Director                            September 25, 2002
------------------------------
      Dr. Donald R. Spink, Sr.

  /s/ Jonathan R. Lagarenne.     Director                            September 25, 2002
------------------------------
      Jonathan R. Lagarenne

I, Edward Spink, certify that:

1. I have reviewed this annual report on Form 10-KSB of TurboSonic Technologies, Inc. (the "Registrant")

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based upon my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report.

Dated September 25, 2002


                                       /s/ Edward F. Spink
                                       -------------------------------
                                       Edward F. Spink
                                       Chairman of the Board and
                                       Chief Executive Officer
                                       (Principal Executive Officer)

I, Patrick J. Forde, certify that:

1. I have reviewed this annual report on Form 10-KSB of TurboSonic Technologies, Inc. (the "Registrant")

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based upon my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report.

Dated September 25, 2002


                                    /s/ Patrick J. Forde
                                    -----------------------------------
                                    Patrick J. Forde
                                    President, Secretary and Treasurer
                                    (Principal Financial Officer)