Form 10QSB
period 2002-09-30
TURBOSONIC TECHNOLOGIES INC
filed 2002-11-14
CIK 900393

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended            September 30, 2002

      Commission File Number                       0-21832

                         TurboSonic Technologies, Inc.
        (Exact name of small business issuer as specified in its charter)

         Delaware                                      13-1949528
(State of other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

550 Parkside Drive, Suite A-14,
Waterloo, Ontario, Canada                                N2L 5V4
(Address of principal executive offices)                (Zip Code)

                                  519-885-5513
                (Issuer's telephone number, including area code)

               APPLICABLE ONLY TO ISSUERS INVOLVED IN A BANKRUPTCY
                   PROCEEDING DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by the Section 12, 13 or 15 (d) of the Securities Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                                                 |X| Yes |_| No

The number of shares outstanding of the Issuer's Common Stock was 10,507,250 as of September 30, 2002.

Transitional Small Business Disclosure Format (check one).   Yes |_|  No |X|

                 TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES
                                   Form 10-QSB

                                      INDEX

PART 1 - FINANCIAL INFORMATION                                              PAGE

       ITEM 1
       Consolidated Statement of Operations
             (Unaudited) for the Three Months
             Ended September 30, 2002 and September 30, 2001                   3

       Consolidated Balance Sheet
             At September 30, 2002 (Unaudited) and June 30, 2002 (Audited)     4

       Consolidated Statement of Cash Flows
             (Unaudited) for the Three Months Ended
             September 30, 2002 and September 30, 2001                         5

       Notes to Consolidated Financial Statements
             (Unaudited)                                                   6 - 9

       Item 2
       Management's Discussion and Analysis of
       Financial Conditions and Results of Operations                     9 - 10

       Item 3
       Controls and Procedures                                                10

PART II - OTHER INFORMATION

       Item 1   Legal Proceedings                                             10

       Item 2   Changes in Securities                                         10

       Item 3   Defaults Upon Senior Securities                               10

       Item 4   Submission of Matters to a                                    10
                Vote of Security Holders                                      10

       Item 5   Other Information                                             10

       Item 6   Exhibits and Reports on Form 8-K                              10

                Signature                                                     10

                          TURBOSONIC TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                      Consolidated Statement of Operations
                             US dollars (Unaudited)

                                                  For the Three    For the Three
                                                   Months Ended    Months Ended
                                                  September 30,    September 30,
                                                       2002             2001
                                                  ------------     -------------

Nozzle systems revenue                            $    846,328     $    748,108

Scrubber systems revenue                             1,382,855        1,355,965
                                                  ------------     ------------

     Total revenue                                   2,229,183        2,104,073
                                                  ------------     ------------

Cost of nozzles systems                                629,383          505,053

Cost of scrubber systems                             1,162,994        1,154,431
                                                  ------------     ------------

     Total cost of goods sold                        1,792,377        1,659,484
                                                  ------------     ------------

     Gross profit                                      436,806          444,589
                                                  ------------     ------------

Selling, general and administrative
expenses                                               352,957          332,138


Stock-based compensation expense                         1,660              846


Debt modification expense [note 3]                          --           18,650

Depreciation and amortization                            8,974            9,199
                                                  ------------     ------------

     Total expenses                                    363,591          360,833
                                                  ------------     ------------

Income from operations                                  73,215           83,756

Interest income - net                                    1,048            4,377
                                                  ------------     ------------

Income before taxes                                     74,263           88,133

Provision for income taxes                              42,279           44,060
                                                  ------------     ------------

Net income                                        $     31,984     $     44,073

Other comprehensive (loss): foreign
currency translation                                   (58,782)         (88,840)
                                                  ------------     ------------

Comprehensive (loss)                              $    (26,798)    $    (44,767)
                                                  ============     ============

Weighted average number of shares
outstanding                                         10,507,250       10,025,981

Incremental shares using treasury method
[note 6]                                            10,507,250       10,132,776

Basic EPS                                                0.003            0.004

Diluted EPS                                              0.003            0.004

                          TURBOSONIC TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheet
                                  (US dollars)

                                                         September 30, 2002  June 30, 2002
                                                             (Unaudited)      (Audited)
                                                             -----------      ---------
     Assets
Current Assets:

   Cash and cash equivalents                                 $ 1,072,220    $   840,665
   Contracts and accounts receivable, net of allowance
     for doubtful accounts of $42,632 and $44,357 [note 7]     1,075,400      1,202,300
   Deferred contract costs and unbilled revenue [note 2]          58,383         75,262
   Income taxes recoverable                                           --         14,571
   Inventories                                                    84,320         79,336
   Other current assets                                           21,779         40,959
                                                             -----------    -----------
Total current assets                                           2,312,102      2,253,093

Capital assets, at cost, net of accumulated depreciation         119,751        125,949
Patents, less accumulated amortization                                 1              1
Goodwill, net of accumulated amortization [note 4]               797,794        797,794
Other assets                                                      20,778         20,778
                                                             -----------    -----------

Total Assets                                                 $ 3,250,426    $ 3,197,615
                                                             ===========    ===========

     Liabilities and Stockholders' Equity

Current Liabilities:
   Accounts payable                                              383,543        252,727
   Accrued expenses                                              237,433        228,975
   Billings in excess of costs and estimated
     earnings on uncompleted contracts [note 2]                  365,164        444,821
   Income taxes payable                                           27,479             --
   Obligations under capital leases, current portion              23,111         24,193
                                                             -----------    -----------

Total Current Liabilities                                      1,036,730        950,716

Obligations under capital leases, long-term portion               10,015         18,080
                                                             -----------    -----------
                                                               1,046,745        968,796
                                                             -----------    -----------

Stockholders' Equity:
   Authorized share capital
    21,800,000 common shares par value $0.10 per share
    8,200,000 exchangeable common shares par value
                   $0.10 per share

   Issued share capital
    5,792,608 common shares [note 5]                              50,725         50,725
    4,714,642 exchangeable shares                              2,299,096      2,299,096
   Additional paid - in capital [notes 3, and 5]               2,009,948      2,008,288
                                                             -----------    -----------
                                                               4,359,769      4,358,109
Accumulated other comprehensive (loss)                          (136,311)       (77,529)
Accumulated deficit                                           (2,019,777)    (2,051,761)
                                                             -----------    -----------

Total stockholders' equity                                     2,203,681      2,228,819
                                                             -----------    -----------

Total Liabilities and Stockholders' Equity                   $ 3,250,426    $ 3,197,615
                                                             ===========    ===========

                          TURBOSONIC TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows
      For the three months ended September 30, 2002 and September 30, 2001
                            (US dollars) (Unaudited)

                                                                     September 30,2002   September 30,2001
                                                                     -----------------   -----------------

Cash flows from operating activities
   Net income                                                            $    31,984       $    44,073
Add changes to operations not requiring
   a current cash payment:
   Stock-based compensation expense                                            1,660               846
   Debt modification expense                                                      --            18,650
   Depreciation and amortization                                               8,974             9,199
                                                                         -----------       -----------
                                                                              42,618            72,768
                                                                         -----------       -----------

Changes in non-cash working capital balances related to operations:
     Decrease (increase) in accounts receivable                               76,221          (467,618)
     (Increase) decrease in inventories                                       (5,598)            1,119
     Decrease in deferred contract costs
       and unbilled revenue                                                   14,071         1,079,672
     Decrease in other current assets                                         17,620            15,177
     Increase (decrease) in accounts payable and
       accrued charges                                                       156,719        (1,159,971)
     (Decrease) in unearned revenue and
       contract advances                                                     (60,615)         (756,881)
     Increase in income taxes payable                                         41,894            44,403
                                                                         -----------       -----------
                                                                             240,312        (1,244,099)
                                                                         -----------       -----------
     Net cash provided by (applied to) operating
       activities                                                            282,930        (1,171,331)
                                                                         -----------       -----------

Cash flows from investing activities:
       Purchase of capital assets                                             (9,721)          (18,869)
                                                                         -----------       -----------

       Net cash (applied to)investing activities                              (9,721)          (18,869)
                                                                         -----------       -----------

Cash flows from financing activities
       (Repayment) proceeds of capital leases                                 (7,306)           10,943
       Proceeds from issuance of common shares [note 5]                           --           502,904
                                                                         -----------       -----------

       Net cash (applied to) provided by financing activities                 (7,306)          513,847
                                                                         -----------       -----------

Effect of exchange rate change on cash                                       (34,348)          (67,455)
                                                                         -----------       -----------

Net cash provided (applied) during the period                                231,555          (743,808)
Cash - beginning of period                                                   840,665         1,778,604
                                                                         -----------       -----------

Cash - end of period                                                     $ 1,072,220       $ 1,034,796
                                                                         ===========       ===========

                 TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2002
                                  (Unaudited)

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

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulations S-X. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending June 30, 2003. These consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2002.

Note. 2. Costs and Estimated Earnings on Uncompleted Contracts

                                                                        September 30,2002    June 30, 2002
                                                                        -----------------    -------------

Costs incurred on uncompleted contracts                                    $ 12,016,425       $ 11,455,713

Estimated earnings                                                              857,981            580,738
                                                                           ------------       ------------

                                                                             12,874,406         12,036,451

Less: billings to date                                                       13,181,187         12,406,010
                                                                           ------------       ------------

                                                                           $   (306,781)      $   (369,559)
                                                                           ============       ============

Included in accompanying balance sheets under the following captions:

Costs and estimated earnings in excess of
   billings on uncompleted contracts                                       $     58,383       $     75,262
Billings in excess of costs and estimated
   earnings on uncompleted contracts                                           (365,164)          (444,821)
                                                                           ------------       ------------
                                                                           $   (306,781)      $   (369,559)
                                                                           ============       ============

As the result of the financial difficulties experienced by one of the Company's subcontractors that became known during the first quarter of fiscal 2002 and its subsequent assignment of assets for the benefit of creditors, the estimated completion costs for a project were revised upward by $177,000 in the financial statements for the year ended June 30, 2001, and by $140,000 to a total of $317,000 during the year ended June 30, 2002. After review of the subcontractor's status and an assessment of its own obligations under the contract with its customer, management has deemed that no further increases are necessary. Recovery, in whole or part, of these increased costs may be possible through the liquidation of the assets of the subcontractor. The liquidation process may not be completed in the fiscal period ended June 30, 2003.

Note 3. Warrants

The Company has in the past granted detachable warrants for 400,000 common shares to debt holders as an inducement to advance funds to the Company. In accordance with APB 14, a portion of the proceeds of the debt securities issued with detachable stock purchase warrants, which is allocated as the fair-value of the warrants, has been accounted for as paid-in capital. The related discount on the debt securities was amortized over the remaining period to the original maturity dates.

As an inducement to extend the maturity dates of the loans, the Company has modified the exercise price of the above warrants as follows: for three years after the initial date of the respective loan at an exercise price of $0.50 per share, for a period of two years following the initial three year period at an exercise price of $0.75 per share and for an additional period of one year at an exercise price of $1.00. Additionally, a further 400,000 warrants were granted in the aggregate to the lenders, at an exercise price of $0.5625 per share, commencing on the first day of the extension of their loan for a period of two years. The expiry terms and periods of both sets of the warrants is now stated to be the earlier of the specified expiry date or 90 days after the date that the common shares in the Company have closed at a trading price above $1.50 for 30 consecutive trading days. The new warrants and the modification of existing warrants were recorded at fair value as debt modification costs ($75,240) when the warrants were issued in October 2000 and were amortized using the interest method over the new term of the debt.

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

Note 5. Share Capital

On August 7, 2001, the Company announced that it had entered into an agreement to form a strategic alliance with Hamon Research-Cottrell, Inc. As part of the agreement, Hamon Research-Cottrell acquired directly from the Company 500,000 shares of TurboSonic common stock, representing an approximately 4.7% equity interest at $1.00 U.S. per share. Amounts of $50,000 and $450,000 were added to Common Shares and Additional Paid-in Capital as the result of this transaction. Certain of TurboSonic's shareholders, including officers and directors, granted options to Hamon Research-Cottrell to acquire control of TurboSonic from these shareholders at prices ranging from $1.80 to $2.50 per share. These options are exercisable only in the event that Hamon Research-Cottrell initiates a tender offer for TurboSonic's common stock. The investment agreement also provides for the joint marketing of certain products.

During the first quarter of fiscal 2003, there were no options exercised by employees, directors or advisers. During the first quarter of fiscal 2002, 7,250 options were exercised by employees, resulting in the issuance of 7,250 common shares. An amount of $2,904 was added to share capital at that time.

Note 6. Earnings (Loss) Per Share

Basic net income per share is calculated based on the weighted average shares of common stock outstanding during the period. Diluted net income per share is calculated based on the weighted average shares of common stock outstanding, plus the dilutive effect of stock options and warrants outstanding, calculated using the treasury stock method. There is no dilution in the first quarter of fiscal 2003 as the average market price was below the trigger prices for each of the groups of options and warrants listed.

Diluted Earnings Per Share Computation:

                                                    Three Months     Three Months
                                                    ended September  ended September
As at                                               30, 2002         30, 2001
                                                    --------------------------------

Weighted average common shares                        10,507,250      10,025,981

- Incremental shares from assumed conversion of
employee stock options                                        --          51,340
- Incremental shares from assumed conversion of
director stock options                                        --          19,091
- Incremental shares from assumed conversion of
warrants (shareholder loans)                                  --          36,364
                                                      --------------------------

Adjusted weighted average shares                      10,507,250      10,132,776
                                                      ==========================

Note 7. Contingency

A customer has refused to pay $400,000 that TurboSonic asserts is due under the terms of the contract. In addition, the customer has submitted backcharges to the Company in an amount that approximates the outstanding balance.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Three Months ended September 30, 2002 Compared with Three Months ended September 30, 2001

Nozzle systems revenue increased by $98,220 (13.1%) to $846,328 for the three-month period ended September 30, 2002 from $748,108 for the same period in fiscal 2002. The increase is primarily the result of a large semi-dry scrubbing system currently being installed.

Scrubber system revenue increased by $26,890 (2.0%) to $1,382,855 for the three month period ended September 30, 2002 from $1,355,965 for the same period one year earlier. Decreased revenue for wet scrubbing systems has been more than offset by increased revenue for wet electrostatic precipitator ("WESP") systems in the current quarter.

Cost of nozzle systems increased by $124,330 (24.6%) to $629,383 for the three months ended September 30, 2002 from $505,053 for the same period in fiscal 2002. As a percentage of nozzle systems revenue, the cost of nozzle systems was 74.4% for the three month period ended September 30, 2002 and 67.5% for the same period in fiscal 2002. The lower margins associated with large systems orders compared to spare parts orders is responsible for the increased nozzle system costs together with the increased sales volume discussed above.

Cost of scrubber systems increased by $8,563 (0.7%) to $1,162,994 for the three month period ended September 30, 2002 from $1,154,431 for the same period one year earlier. As a percentage of scrubber systems revenue, the cost of scrubber systems was 84.1% versus 85.1% for the same period in fiscal 2002. The decreased percent to revenue is the result of the overabsorption of engineering expenses in the current quarter due to the increased number of scrubber projects.

Selling, general and administrative expenses increased $20,819 (6.3%) to $352,957 for the three month period ended September 30, 2002 from $332,138 for the same period in fiscal 2002. The variance is the result of increases in sales travel expense and insurance premiums. As a percentage of total revenue, selling, general and administrative expenses were 15.8%, both for the quarter ended September 30, 2002 and the same period a year earlier. Also included in total expenses was the stock-based compensation expense ($1,660).

Income before tax decreased $13,870 to $74,263 from the income before taxes of $88,133 for the same period in fiscal 2002. Income tax expense of $42,279 was recorded in the three month period ended September 30, 2002 compared to $44,060 tax expense in the same period one year ago. The ratio of income tax expense to income before tax for both periods is higher than would normally be expected as the result of losses incurred in the US operations that are not available for income tax offset for the Canadian operations.

An "other comprehensive loss" of $58,782 was recorded for the three months ended September 30, 2002, as compared to "other comprehensive loss" of $88,840 for the same period in fiscal 2002. The "other comprehensive loss" in the comparative quarters was the result of the decrease in the value of the Canadian dollar opposite the US dollar in the two fiscal periods, and the resulting changes in our balance sheet relative to Canadian dollar-denominated accounts.

Liquidity and Capital Resources

The Company had a positive cash flow from operating activities of $282,930 for the three-month period ended September 30, 2002 as compared to negative cash flow of $1,171,331 for the same period in fiscal 2002. The positive cash flow for the period ended September 30, 2002 is primarily the result of increases in accounts receivable and payable and income taxes payable. The negative cash flow in the prior period was the result of the completion of the large WESP contract with the subsequent payment of related accounts payable.

A customer has refused to pay $400,000 that TurboSonic asserts is due under the terms of the contract. In addition, the customer has submitted backcharges to the Company in an amount that approximates the outstanding balance. [see note 7 to the Consolidated Financial Statements]

At September 30, 2002, the Company had working capital of $1,275,372, as compared to working capital as at June 30, 2002 of $1,302,377, a decrease of $27,005. The Company's current ratio (current assets divided by current liabilities) was 2.23 and 2.37 as at September 30, 2002 and June 30, 2002, respectively.

The Company's contracts typically provide for progress payments based upon the achievement of performance milestones or the passage of time. The Company's contracts often provide for the Company's customers to retain a portion of the contract price until the achievement of performance guarantees has been demonstrated. The Company attempts to have its progress billings exceed its costs and estimated earnings on uncompleted contracts; however, it is possible, at any point in time, that costs and estimated earnings can exceed progress billings on uncompleted contracts, which would negatively impact cash flow and working capital. At September 30, 2002, "Billings in excess of costs and estimated earnings on uncompleted contracts" exceeded "Deferred contract costs and unbilled revenue" by $306,781, thereby favourably impacting cash flow. At June 30, 2002, "Billings in excess of costs and estimated earnings on uncompleted contracts" also exceeded "Deferred contract costs and unbilled revenue" by $369,559. The variances are the result of favourable terms of payment with our current mix of contracts in progress.

The Company's backlog as at September 30, 2002 was approximately $830,000, of which the Company believes all will be shipped prior to the end of the current fiscal year. The

Company believes that the projected cash generated from operations, together with current cash reserves will be sufficient to meet its cash needs through the coming year.

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

Item 3. Controls and Procedures.

Within the 90 days prior to the date of this report, under the supervision and with the participation of management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the its periodic SEC filings. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

Part II - Other Information

Item 1.  None

Item 2.  None

Item 3.  None

Item 4.  None

Item 5.  None

Item 6.     (a)   Exhibits

                  3.1     Bylaws of the Company, as amended

            (b) On September 30, 2002, the Company filed a current report on Form 8-K, dated September 25, 2002, reporting Item 9 - Regulation FD Disclosure.

                                    Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  November 13, 2002

                                   TURBOSONIC TECHNOLOGIES, INC.



                                   By:   /s/  PATRICK J. FORDE
                                       -----------------------------------------
                                       Patrick J. Forde, President,
                                       Secretary and Treasurer

                                 Certifications

I, Edward F. Spink, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of TurboSonic Technologies, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   November 13, 2002

                                                       /s/ EDWARD F. SPINK
                                                       -------------------
                                                       Edward F. Spink
                                                       Chief Executive Officer

I, Patrick J. Forde, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of TurboSonic Technologies, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   November 13, 2002

                                                       /s/ PATRICK J. FORDE
                                                       --------------------
                                                       Patrick J. Forde
                                                       Chief Financial Officer