Form 10QSB
period 2002-12-31
TURBOSONIC TECHNOLOGIES INC
filed 2003-02-13
CIK 900393

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

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

                                                                  |_| Yes |_| No

The number of shares outstanding of the Issuer's Common Stock was 10,507,250 as of December 31, 2002.

Transitional Small Business Disclosure Format (check one).   Yes |_|  No |X|

                 TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES
                                   Form 10-QSB

                                      INDEX

PART 1 - FINANCIAL INFORMATION                                             PAGE
                                                                           ----

       ITEM 1
       Consolidated Statement of Operations
             (Unaudited) for the Three Months and Six Months
             Ended December 31, 2002 and December 31, 2001                   3

       Consolidated Balance Sheet
             At December 31, 2002 (Unaudited) and June 30, 2002 (Audited)    4

       Consolidated Statement of Cash Flows
             (Unaudited) for the Six Months Ended
             December 31, 2002 and December 31, 2001                         5

       Notes to Consolidated Financial Statements
             (Unaudited)                                                  6 - 8

       Item 2
       Management's Discussion and Analysis of
       Financial Conditions and Results of Operations                     8 - 11

       Item 3
       Controls and Procedures                                              11

PART II - OTHER INFORMATION

       Item 1. Legal Proceedings                                            12

       Item 2. Changes in Securities                                        12

       Item 3. Defaults Upon Senior Securities                              12

       Item 4. Submission of Matters to a
               Vote of Security Holders                                     12

       Item 5. Other Information                                            12

       Item 6. Exhibits and Reports on Form 8-K                             12

               Signature                                                    12

                          TURBOSONIC TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                      Consolidated Statement of Operations
                             US dollars (Unaudited)

                                        For the Three       For the Three         For the Six        For the Six
                                         Months Ended        Months Ended        Months Ended        Months Ended
                                         December 31,        December 31,        December 31,        December 31,
                                             2002                2001                2002                2001
                                         -------------       -------------       ------------        ------------
Nozzle systems revenue                   $    519,698        $    418,945        $  1,366,871        $  1,167,053

Scrubber systems revenue                      681,738             144,190           2,063,748           1,500,155
                                         ------------        ------------        ------------        ------------

     Total revenue                          1,201,436             563,135           3,430,619           2,667,208
                                         ------------        ------------        ------------        ------------

Cost of nozzles systems                       388,202             221,179           1,016,548             726,232

Cost of scrubber systems                      519,351             222,193           1,683,382           1,376,624
                                         ------------        ------------        ------------        ------------

     Total cost of goods sold                 907,553             443,372           2,669,930           2,102,856
                                         ------------        ------------        ------------        ------------

     Gross profit                             293,883             119,763             730,689             564,352
                                         ------------        ------------        ------------        ------------

Selling, general and
administrative expenses                       451,274             350,232             804,231             682,370

Stock-based compensation expense                2,452                 888               4,112               1,734

Debt modification expense [note 3]                 --              10,531                  --              29,181

Depreciation and amortization                   9,109               9,001              18,083              18,200
                                         ------------        ------------        ------------        ------------

     Total expenses                           462,835             370,652             826,426             731,485
                                         ------------        ------------        ------------        ------------

Loss from operations                         (168,952)           (250,889)            (95,737)           (167,133)

Interest income (expense)- net                    582              (3,251)              1,630               1,126
                                         ------------        ------------        ------------        ------------

Loss before taxes                            (168,370)           (254,140)            (94,107)           (166,007)

Provision for income taxes                    (26,184)            (50,829)             16,095              (6,769)
                                         ------------        ------------        ------------        ------------

Net loss                                 $   (142,186)       $   (203,311)       $   (110,202)       $   (159,238)

Other comprehensive income (loss):
foreign currency translation                    9,679             (16,572)            (49,103)           (105,412)
                                         ------------        ------------        ------------        ------------

Comprehensive (loss)                     $   (132,507)       $   (219,883)       $   (159,305)       $   (264,650)
                                         ============        ============        ============        ============

Weighted average number of
shares outstanding                         10,507,250          10,263,898          10,507,250          10,263,898

Incremental shares using
treasury method [note 6]                   10,507,250          10,307,966          10,507,250          10,307,966

Basic EPS                                      (0.014)             (0.020)             (0.010)             (0.016)

Diluted EPS                                    (0.014)             (0.020)             (0.010)             (0.015)

                          TURBOSONIC TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheet
                                  (US dollars)

                                                              December 31, 2002    June 30, 2002
                                                                 (Unaudited)         (Audited)
                                                                 -----------        -----------
     Assets
Current Assets:

   Cash and cash equivalents                                     $ 1,089,787        $   840,665
   Contracts and accounts receivable, net of allowance
     for doubtful accounts of $42,632 and $44,357 [note 7]           901,135          1,202,300
   Deferred contract costs and unbilled revenue [note 2]              69,185             75,262
   Income taxes recoverable                                               --             14,571
   Inventories                                                        86,048             79,336
   Other current assets                                               92,887             40,959
                                                                 -----------        -----------
Total current assets                                               2,239,042          2,253,093

Capital assets, at cost, net of accumulated depreciation             113,028            125,949
Patents, less accumulated amortization                                     1                  1
Goodwill, net of accumulated amortization [note 4]                   797,794            797,794
Other assets                                                          20,778             20,778
                                                                 -----------        -----------

Total Assets                                                     $ 3,170,643        $ 3,197,615
                                                                 ===========        ===========

     Liabilities and Stockholders' Equity

Current Liabilities:
   Accounts payable                                                  655,975            252,727
   Accrued expenses                                                  248,666            228,975
   Billings in excess of costs and estimated
     earnings on uncompleted contracts [note 2]                      164,868            444,821
   Income taxes payable                                                1,662                 --
   Obligations under capital leases, current portion                  19,171             24,193
                                                                 -----------        -----------

Total Current Liabilities                                          1,090,342            950,716

Obligations under capital leases, long-term portion                    6,675             18,080
                                                                 -----------        -----------
                                                                   1,097,017            968,796
                                                                 -----------        -----------

Stockholders' Equity:
   Authorized share capital
     21,800,000 common shares par value $0.10 per share
     8,200,000 exchangeable common shares par value
       $0.10 per share

   Issued share capital
     6,055,850 common shares [note 5]                                 50,725             50,725
     4,451,400 exchangeable shares                                 2,299,096          2,299,096
   Additional paid - in capital [notes 3, and 5]                   2,012,400          2,008,288
                                                                 -----------        -----------
                                                                   4,362,221          4,358,109
Accumulated other comprehensive (loss)                              (126,632)           (77,529)
Accumulated deficit                                               (2,161,963)        (2,051,761)
                                                                 -----------        -----------

Total stockholders' equity                                         2,073,626          2,228,819
                                                                 -----------        -----------

Total Liabilities and Stockholders' Equity                       $ 3,170,643        $ 3,197,615
                                                                 ===========        ===========

                          TURBOSONIC TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows
        For the six months ended December 31, 2002 and December 31, 2001
                            (US dollars) (Unaudited)

                                                                  December 31, 2002  December 31, 2001
                                                                  -----------------  -----------------
Cash flows from operating activities
   Net (loss)                                                       $  (110,202)       $  (159,238)
Add changes to operations not requiring
   a current cash payment:
   Stock-based compensation expense                                       4,112              1,734
   Debt modification expense                                                 --             29,181
   Depreciation and amortization                                         18,083             18,200
                                                                    -----------        -----------
                                                                        (88,007)          (110,123)
                                                                    -----------        -----------

Changes in non-cash working capital balances
   related to operations:
     Decrease in accounts receivable                                    257,666            575,667
     (Increase) decrease in inventories                                  (7,265)             7,163
     (Increase) in income tax recoverable                                    --             (4,480)
     Decrease in deferred contract costs
       and unbilled revenue                                               3,499          1,032,310
     (Increase) in other current assets                                 (53,591)           (35,626)
     Increase (decrease) in accounts payable and
       Accrued charges                                                  439,021         (1,616,803)
     (Decrease) in unearned revenue and
       contract advances                                               (264,043)          (952,673)
     Increase (decrease) in income taxes payable                         15,908            (73,897)
                                                                    -----------        -----------
                                                                        391,195         (1,068,339)
                                                                    -----------        -----------
     Net cash provided by (applied to) operating activities             303,188         (1,178,462)
                                                                    -----------        -----------

Cash flows from investing activities:
       Purchase of capital assets                                        (9,754)           (25,168)
                                                                    -----------        -----------

       Net cash (applied to)investing activities                         (9,754)           (25,168)
                                                                    -----------        -----------

Cash flows from financing activities
       (Repayment) proceeds of capital leases                           (14,840)             2,010
       (Repayment) of shareholder loans                                                   (189,470)
       Proceeds from issuance of common shares [note 5]                      --            502,904
                                                                    -----------        -----------

       Net cash (applied to) provided by financing activities           (14,840)           315,444
                                                                    -----------        -----------

Effect of exchange rate change on cash                                  (29,472)          (102,425)
                                                                    -----------        -----------

Net cash provided (applied) during the period                           249,122           (990,611)
Cash - beginning of period                                              840,665          1,778,604
                                                                    -----------        -----------

Cash - end of period                                                $ 1,089,787        $   787,993
                                                                    ===========        ===========

                 TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               December 31, 2002
                                  (Unaudited)

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

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulations S-X. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended December 31, 2002 are not necessarily indicative of the results that may be expected for the year ending June 30, 2003. These consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2002.

Note. 2. Costs and Estimated Earnings on Uncompleted Contracts

                                                December 31, 2002      June 30, 2002
                                                -----------------      -------------
Costs incurred on uncompleted contracts            $  9,623,376        $ 11,455,713

Estimated earnings                                      975,639             580,738
                                                   ------------        ------------

                                                     10,599,015          12,036,451

Less: billings to date                               10,694,698          12,406,010
                                                   ------------        ------------

                                                   $    (95,683)       $   (369,559)
                                                   ============        ============

Included in accompanying balance sheets
   under the following captions:

Deferred contract costs and unbilled revenue       $     69,185        $     75,262
Billings in excess of costs and estimated
   earnings on uncompleted contracts                   (164,868)           (444,821)
                                                   ------------        ------------
                                                   $    (95,683)       $   (369,559)
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

As an inducement to extend the maturity dates of the loans, the Company has modified the exercise price of the above warrants as follows: for three years after the initial date of the respective loan at an exercise price of $0.50 per share, for a period of two years following the initial three year period at an exercise price of $0.75 per share and for an additional period of one year at an exercise price of $1.00. Additionally, a further 400,000 warrants were granted in the aggregate to the lenders, at an exercise price of $0.5625 per share, commencing on the first day of the extension of their loan for a period of two years. The expiry terms and periods of both sets of warrants are now stated to be the earlier of the specified expiry date or 90 days after the date that the common shares in the Company have closed at a trading price above $1.50 for 30 consecutive trading days. The new warrants and the modification of existing warrants were recorded at fair value as debt modification costs ($75,240) when the warrants were issued in October 2000 and were amortized using the interest method over the new term of the debt.

Note 4. Goodwill

Effective July 1, 2001, the Company early adopted SFAS No. 142, Goodwill and Intangible Assets. Under SFAS No.142, goodwill is no longer amortized but is subject to an annual impairment review (or more frequently if deemed appropriate). Since the adoption of SFAS No. 142 at July 1, 2001, the Company has completed the transitional impairment test as at July 1, 2001 and an annual impairment test as at April 1, 2002, to identify if there is any impairment to the goodwill using a fair value methodology by reporting unit. The Company has concluded that there was no impairment as at July 1, 2001 and April 1, 2002. The next annual impairment test will be conducted as at April 1, 2003, unless there is an earlier indication of impairment.

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

During the first two quarters of fiscal 2003, there were no options exercised by employees, directors or advisers. During the first quarter of fiscal 2002, 7,250 options were exercised by employees, resulting in the issuance of 7,250 common shares. An amount of $2,904 was added to share capital at that time.

At the annual shareholders meeting held December 10, 2002, the 2003 Stock Plan was approved by the shareholders. Under the terms of the 2003 Stock Plan, 500,000 shares of common stock will be available for delivery in settlement of awards. No award of options under the 2003 Stock Plan has been granted.

Note 6. Earnings (Loss) Per Share

Basic net income per share is calculated based on the weighted average shares of common stock outstanding during the period. Diluted net income per share is calculated based on the weighted average shares of common stock outstanding, plus the dilutive effect of stock options and warrants outstanding, calculated using the treasury stock method. There was no dilution in the first and second quarters of fiscal 2003 as the average market price was below the trigger prices for each of the groups of options and warrants listed.

Diluted Earnings Per Share Computation:

                                               Three Months          Three Months         Six Months           Six Months
                                                   ended                 ended               ended                ended
As at                                        December 31, 2002     December 31, 2001   December 31, 2002    December 31, 2001
                                             -----------------     -----------------   -----------------    -----------------
Weighted average common shares                   10,507,250           10,263,898           10,507,250           10,263,898

- Incremental shares from assumed
conversion of employee stock options                     --               32,123                   --               32,123
- Incremental shares from assumed
conversion of director stock options                     --               11,945                   --               11,945

- Incremental shares from assumed
conversion of warrants (shareholder loans)               --                   --                   --                   --
                                                 -------------------------------------------------------------------------

Adjusted weighted average shares                 10,507,250           10,307,966           10,507,250           10,307,966
                                                 =========================================================================

Note 7. Contingency

A customer has refused to pay a holdback of $400,000 that TurboSonic asserts is due under the terms of the contract for the supply and installation of a wet electrostatic precipitator ("WESP"). In addition, the customer has submitted backcharges to the Company in an amount that approximates the outstanding balance.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Three Months ended December 31, 2002

Compared with Three Months ended December 31, 2001

Nozzle systems revenue increased by $100,753 (24.1%) to $519,698 for the three-month period ended December 31, 2002 from $418,945 for the same period in fiscal 2002. The increase is primarily the result of greater sales of spare parts, and in particular, ceramic inserts for spray dry systems.

Scrubber system revenue increased by $537,548 (373%) to $681,738 for the three month period ended December 31, 2002 from $144,190 for the same period one year earlier. Increased revenue for wet electrostatic precipitator ("WESP") systems in the current quarter have resulted in this positive increment.

Cost of nozzle systems increased by $167,023 (75.5%) to $388,202 for the three months ended December 31, 2002 from $221,179 for the same period in fiscal 2002. As a percentage of nozzle systems revenue, the cost of nozzle systems was 74.7% for the three month period ended December 31, 2002 and 52.8% for the same period in fiscal 2002. The lower margins of the ceramic insert orders compared to our normal spare parts orders together with a provision for cost overruns on a specific project are responsible for the increased nozzle system costs, together with the increased sales volume discussed above.

Cost of scrubber systems increased by $297,158 (133.7%) to $519,351 for the three month period ended December 31, 2002 from $222,193 for the same period one year earlier. As a percentage of scrubber systems revenue, the cost of scrubber systems was 76.2% versus 154.1% for the same period in fiscal 2002. The 154.1% cost to revenue ratio in fiscal 2002 was the result of the increased project costs on a specific scrubber, as discussed in Note 2 of the Financial Statements.

Selling, general and administrative expenses increased $101,042 (28.9%) to $451,274 for the three month period ended December 31, 2002 from $350,232 for the same period in fiscal 2002. The variance is the result of increases in sales travel expense, costs associated with our annual report and annual meeting and insurance premiums. As a percentage of total revenue, selling, general and administrative expenses were 37.6% for the quarter ended December 31, 2002 and 62.2% for the same period a year earlier. Also included in total expenses was stock-based compensation expense ($2,542) for the three-month period ended December 31, 2002, and $888 for the same period in fiscal 2002.

The loss before tax decreased $85,770 to $168,370 from the loss before taxes of $254,140 for the same period in fiscal 2002. Income tax recovery of $26,184 was recorded in the three month period ended December 31, 2002 compared to $50,289 tax recovery in the same period one year ago. The ratio of income tax recovery to loss before tax for both periods is lower than would normally be expected as the result of losses incurred in the US operations that are not available for income tax offset for the Canadian operations.

An "other comprehensive income" of $9,679 was recorded for the three months ended December 31, 2002, as compared to "other comprehensive loss" of $16,572 for the same period in fiscal 2002. The "other comprehensive loss and income" in the comparative quarters was the result of the fluctuation in the value of the Canadian dollar opposite the US dollar in the two fiscal periods, and the resulting changes in our balance sheet relative to Canadian dollar-denominated accounts.

Six Months ended December 31, 2002

Compared with Six Months ended December 31, 2001

Nozzle systems revenue increased by $199,818 (17.1%) to $1,366,871 for the six-month period ended December 31, 2002 from $1,167,053 for the same period in fiscal 2002. The increase is the result of greater sales of spare parts, and in particular, ceramic inserts for spray dry systems, together with a large semi-dry scrubbing system recently installed.

Scrubber system revenue increased by $563,593 (37.6%) to $2,063,748 for the six month period ended December 31, 2002 from $1,500,155 for the same period one year earlier. Increased revenue for wet electrostatic precipitator ("WESP") systems in the current fiscal year have resulted in this positive increment.

Cost of nozzle systems increased by $290,316 (40.0%) to $1,016,548 for the six months ended December 31, 2002 from $726,232 for the same period in fiscal 2002. As a percentage of nozzle systems revenue, the cost of nozzle systems was 74.4% for the six month period ended December 31, 2002 and 62.2% for the same period in fiscal 2002. The lower margins of the ceramic insert orders compared to our normal spare parts orders together with a provision for cost overruns on a specific project are responsible for the increased nozzle system costs, together with the increased sales volume discussed above.

Cost of scrubber systems increased by $306,758 (22.3%) to $1,683,382 for the six month period ended December 31, 2002 from $1,376,624 for the same period one year earlier. As a percentage of scrubber systems revenue, the cost of scrubber systems was 81.6% versus 91.8% for the same period in fiscal 2002. The 91.8% cost to revenue ratio in fiscal 2002 was the result of the increased project costs on a specific scrubber, as discussed in Note 2 of the Financial Statements.

Selling, general and administrative expenses increased $121,861 (17.9%) to $804,231 for the six month period ended December 31, 2002 from $682,370 for the same period in fiscal 2002. The variance is the result of increases in sales travel expense, costs associated with our annual report and annual meeting, and insurance premiums. As a percentage of total revenue, selling, general and administrative expenses were 23.4% for the quarter ended December 31, 2002 and 25.6% for the same period a year earlier. Also included in total expenses was stock-based compensation expense ($4,112) for the six-month period ended December 31, 2002, and $1,734 for the same period in fiscal 2002.

The loss before tax decreased $71,900 to $94,107 from the loss before taxes of $166,007 for the same period in fiscal 2002. Income tax expense of $16,095 was recorded in the six month period ended December 31, 2002 compared to $6,769 tax recovery in the same period one year ago. The ratio of income tax recovery and expense to the loss before tax for both periods is skewed from that would normally be expected as the result of losses incurred in the US operations that are not available for income tax offset for the Canadian operations.

An "other comprehensive loss" of $49,103 was recorded for the six months ended December 31, 2002, as compared to "other comprehensive loss" of $105,412 for the same period in fiscal 2002. The "other comprehensive loss and income" in the comparative quarters was the result of the fluctuation in the value of the Canadian dollar opposite the US dollar in the two fiscal periods, and the resulting changes in our balance sheet relative to Canadian dollar-denominated accounts.

Liquidity and Capital Resources

The Company had a positive cash flow from operating activities of $303,188 for the six-month period ended December 31, 2002 as compared to negative cash flow of $1,178,462 for the same period in fiscal 2002. The positive cash flow for the period ended December 31, 2002 is primarily the result of decreases in accounts receivable due to the decreased revenue volume in the second quarter, and increases in accounts payable with the shipment of several projects near the end of the quarter. The negative cash flow in the prior period was the result of the completion of the large WESP contract with the subsequent payment of related accounts payable.

A customer has refused to pay $400,000 that TurboSonic asserts is due under the terms of the contract. In addition, the customer has submitted backcharges to the Company in an amount that approximates the outstanding balance. [see note 7 to the Consolidated Financial Statements]

At December 31, 2002, the Company had working capital of $1,148,700, as compared to working capital as at June 30, 2002 of $1,302,377, a decrease of $153,677. The Company's current ratio (current assets divided by current liabilities) was
2.05 and 2.37 as at December 31, 2002 and June 30, 2002, respectively.

The Company's contracts typically provide for progress payments based upon the achievement of performance milestones or the passage of time. The Company's contracts often provide for the Company's customers to retain a portion of the contract price until the achievement of performance guarantees has been demonstrated. The Company attempts to have its progress billings exceed its costs and estimated earnings on uncompleted contracts; however, it is possible, at any point in time, that costs and estimated earnings can exceed progress billings on uncompleted contracts, which would negatively impact cash flow and working capital. At December 31, 2002, "Billings in excess of costs and estimated earnings on uncompleted contracts" exceeded "Deferred contract costs and unbilled revenue" by $95,683, thereby favourably impacting cash flow. At June 30, 2002, "Billings in excess of costs and estimated earnings on uncompleted contracts" also exceeded "Deferred contract costs and unbilled revenue" by $369,559. The variances are the result of favourable terms of payment with our current mix of contracts in progress.

The Company's backlog as at December 31, 2002 was approximately $1,010,000, of which the Company believes all will be shipped prior to the end of the current fiscal year. The Company believes that the projected cash generated from operations, together with current cash reserves will be sufficient to meet its cash needs through the coming year.

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

Item 1.     None

Item 2.     None

Item 3.     None

Item 4.     Submission of Matters to a Vote of Security Holders

            The Annual Meeting of Stockholders was held December 10, 2002. The voting results of the meeting were as follows:

            1)    Election of Officers:

                      Name                      For               Against

                      Edward F. Spink           6,781,439         11,617
                      Patrick J. Forde          6,781,439         11,617
                      Richard H. Hurd           6,772,351         20,705
                      Dr. Donald R. Spink       6,781,412         11,644
                      Jonathan R. Lagarenne     6,781,439         11,617
                      Frederick G. Berlet       6,781,412         11,644
                      Sean J. McNamara          6,781,439         11,617
                      James R. Thompson         6,781,439         11,617

            2)    Approve the TurboSonic Technologies, Inc. 2003 Stock Plan:

                      For                       Against           Abstention

                      6,621,228                 150,879           20,949

            3)    Ratification of Selection of Ernst & Young as Independent
                  Auditors:

                      For                       Against           Abstention

                      6,784,957                 4,514             3,585

Item 5.     None

Item 6.     (a)   None

            (b) On September 30, 2002, the Company filed a current report on Form 8-K, dated September 25, 2002, reporting Item 9 - Regulation FD Disclosure.

                  On December 13, 2002, the Company filed a current report on Form 8-K, dated December 12, 2002, reporting Item 5 - Other Events.

                                    Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 12, 2003

                                       TURBOSONIC TECHNOLOGIES, INC.


                                       By:   /s/ PATRICK J. FORDE
                                           -------------------------------------
                                           Patrick J. Forde, President,
                                           Secretary and Treasurer

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

Date: February 12, 2003


                                                 /s/ EDWARD F. SPINK
                                                 ------------------------------
                                                 Edward F. Spink
                                                 Chief Executive Officer

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

Date: February 12, 2003


                                                /s/ PATRICK J. FORDE
                                                --------------------------------
                                                Patrick J. Forde
                                                Chief Financial Officer