Form 10QSB
period 2003-03-31
TURBOSONIC TECHNOLOGIES INC
filed 2003-05-13
CIK 900393

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.

                                 |_| Yes |_| No

The number of shares outstanding of the Issuer's Common Stock was 10,507,250 as of March 31, 2003.

Transitional Small Business Disclosure Format (check one). Yes |_| No |X|


                 TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES
                                   Form 10-QSB

                                      INDEX

PART 1 - FINANCIAL INFORMATION                                             PAGE
                                                                           ----
       Item 1.
       Consolidated Statement of Operations
             (Unaudited) for the Three Months and Nine Months
             Ended March 31, 2003 and March 31, 2002                        3

       Consolidated Balance Sheet
             At March 31, 2003 (Unaudited) and June 30, 2002 (Audited)      4

       Consolidated Statement of Cash Flows
             (Unaudited) for the Nine Months Ended
             March 31, 2003 and March 31, 2002                              5

       Notes to Consolidated Financial Statements
             (Unaudited)                                                  6 - 9

       Item 2.
       Management's Discussion and Analysis of
       Financial Conditions and Results of Operations                     9 - 11

       Item 3.
       Controls and Procedures                                             11

PART II - OTHER INFORMATION

       Item 1.    Legal Proceedings                                        12

       Item 2.    Changes in Securities                                    12

       Item 3.    Defaults Upon Senior Securities                          12

       Item 4.    Submission of Matters to a                               12
                  Vote of Security Holders                                 12

       Item 5.    Other Information                                        12

       Item 6.    Exhibits and Reports on Form 8-K                         12

                  Signature                                                12


                      TURBOSONIC TECHNOLOGIES, INC.
                      AND SUBSIDIARIES
                      Consolidated Statement of Operations
                      US dollars (Unaudited)

                                                  For the Three        For the Three        For the Nine         For the Nine
                                                  Months Ended         Months Ended         Months Ended         Months Ended
                                                    March 31,            March 31,            March 31,           March 31,
                                                      2003                 2002                 2003                 2002
                                                  ------------         ------------         ------------         ------------
Nozzle systems revenue                            $    749,566         $    612,424         $  2,120,521         $  1,776,277

Scrubber systems revenue                               752,374               82,261            2,812,038            1,585,616
                                                  ------------         ------------         ------------         ------------

     Total revenue                                   1,501,940              694,685            4,932,559            3,361,893
                                                  ------------         ------------         ------------         ------------

Cost of nozzles systems                                485,229              337,281            1,499,529            1,082,691

Cost of scrubber systems                               589,293              131,827            2,274,923            1,489,273
                                                  ------------         ------------         ------------         ------------

     Total cost of goods sold                        1,074,522              469,108            3,774,452            2,571,964
                                                  ------------         ------------         ------------         ------------

     Gross profit                                      427,418              225,577            1,158,107              789,929
                                                  ------------         ------------         ------------         ------------

Selling, general and administrative
expenses                                               423,690              358,079            1,227,921            1,040,449

Stock-based compensation expense                         1,823                3,115                5,935                4,849

Debt modification expense [note 3]                          --                3,847                   --               33,028

Depreciation and amortization                            9,431                8,930               27,514               27,130
                                                  ------------         ------------         ------------         ------------

     Total expenses                                    434,944              373,971            1,261,370            1,105,456
                                                  ------------         ------------         ------------         ------------

Loss from operations                                    (7,526)            (148,394)            (103,263)            (315,527)

Interest income (expense)- net                           1,944                 (932)               3,574                  194
                                                  ------------         ------------         ------------         ------------

Loss before taxes                                       (5,582)            (149,326)             (99,689)            (315,333)

Provision for income taxes                             (16,082)             (33,068)                  13              (39,837)
                                                  ------------         ------------         ------------         ------------

Net income (loss)                                 $     10,500         $   (116,258)        $    (99,702)        $   (275,496)

Other comprehensive income (loss): foreign
currency translation                                    76,949                 (511)              27,846             (105,923)
                                                  ------------         ------------         ------------         ------------

Comprehensive income (loss)                       $     87,449         $   (116,769)        $    (71,856)        $   (381,419)
                                                  ============         ============         ============         ============

Weighted average number of shares
outstanding                                         10,507,250           10,343,831           10,507,250           10,343,831

Incremental shares using treasury method
[note 6]                                            10,507,250           10,360,104           10,507,250           10,360,104

Basic EPS                                                0.001               (0.011)              (0.009)              (0.027)

Diluted EPS                                              0.001               (0.011)              (0.009)              (0.027)


                          TURBOSONIC TECHNOLOGIES, INC.
                          AND SUBSIDIARIES
                          Consolidated Balance Sheet
                          (US dollars)

                                                                 March 31, 2003      June 30, 2002
                                                                  (Unaudited)          (Audited)
                                                                 --------------      -------------
     Assets
Current Assets:

   Cash and cash equivalents                                      $   474,398         $   840,665
   Contracts and accounts receivable, net of allowance
     for doubtful accounts of $45,628 and $44,357 [note 7]          1,533,341           1,202,300
   Deferred contract costs and unbilled revenue [note 2]              128,635              75,262
   Income taxes recoverable                                                --              14,571
   Inventories                                                         55,610              79,336
   Other current assets                                                75,433              40,959
                                                                  -----------         -----------
Total current assets                                                2,267,417           2,253,093

Capital assets, at cost, net of accumulated depreciation              114,110             125,949
Patents, less accumulated amortization                                      1                   1
Goodwill, net of accumulated amortization [note 4]                    797,794             797,794
Other assets                                                           20,778              20,778
                                                                  -----------         -----------

Total Assets                                                      $ 3,200,100         $ 3,197,615
                                                                  ===========         ===========

     Liabilities and Stockholders' Equity

Current Liabilities:
   Accounts payable                                                   487,730             252,727
   Accrued expenses                                                   300,268             228,975
   Billings in excess of costs and estimated
     earnings on uncompleted contracts [note 2]                       226,602             444,821
   Income taxes payable                                                 2,867                  --
   Obligations under capital leases, current portion                   13,648              24,193
                                                                  -----------         -----------

Total Current Liabilities                                           1,031,115             950,716

Obligations under capital leases, long-term portion                     6,087              18,080
                                                                  -----------         -----------
                                                                    1,037,202             968,796
                                                                  -----------         -----------

Stockholders' Equity:
   Authorized share capital
    21,800,000 common shares par value $0.10 per share
    8,200,000 exchangeable common shares par value
                   $0.10 per share

   Issued share capital
    6,055,850 common shares [note 5]                                   50,725              50,725
    4,451,400 exchangeable shares                                   2,299,096           2,299,096
   Additional paid - in capital [notes 3, and 5]                    2,014,223           2,008,288
                                                                  -----------         -----------
                                                                    4,364,044           4,358,109
Accumulated other comprehensive (loss)                                (49,683)            (77,529)
Accumulated deficit                                                (2,151,463)         (2,051,761)
                                                                  -----------         -----------

Total stockholders' equity                                          2,162,898           2,228,819
                                                                  -----------         -----------

Total Liabilities and Stockholders' Equity                        $ 3,200,100         $ 3,197,615
                                                                  ===========         ===========


                 TURBOSONIC TECHNOLOGIES, INC.
                 AND SUBSIDIARIES
                 Consolidated Statement of Cash Flows
                 For the nine months ended March 31, 2003 and March 31, 2002 (US dollars) (Unaudited)

                                                                        March 31, 2003     March 31, 2002
                                                                        --------------     --------------
Cash flows from operating activities
   Net (loss)                                                              $ (99,702)        $  (275,496)
Add changes to operations not requiring
   a current cash payment:
   Stock-based compensation expense                                            5,935               4,849
   Debt modification expense                                                      --              33,028
   Depreciation and amortization                                              27,514              27,130
                                                                           ---------         -----------
                                                                             (66,253)           (210,489)
                                                                           ---------         -----------

Changes in non-cash working capital balances related to operations:
     (Increase) decrease in accounts receivable                             (284,138)            629,588
     Decrease (increase) in inventories                                       24,918             (16,856)
     (Increase) in income tax recoverable                                         --             (33,120)
     (Increase) decrease in deferred contract costs
       and unbilled revenue                                                  (48,270)          1,137,274
     (Increase) in other current assets                                      (31,974)            (19,693)
     Increase (decrease) in accounts payable and
       accrued charges                                                       279,165          (1,618,032)
     (Decrease) in unearned revenue and
       contract advances                                                    (220,375)           (988,710)
     Increase (decrease) in income taxes payable                              16,882             (78,116)
                                                                           ---------         -----------
                                                                            (263,792)           (987,665)
                                                                           ---------         -----------
     Net cash (applied to) operating activities                             (330,045)         (1,198,154)
                                                                           ---------         -----------

Cash flows from investing activities:
       Purchase of capital assets                                             (5,740)            (30,272)
                                                                           ---------         -----------

       Net cash (applied to)investing activities                              (5,740)            (30,272)
                                                                           ---------         -----------

Cash flows from financing activities
       (Repayment) of capital leases                                         (22,742)             (6,943)
       (Repayment) of shareholder loans                                                         (189,470)
       Proceeds from issuance of common shares [note 5]                           --             502,904
                                                                           ---------         -----------

       Net cash (applied to) provided by financing activities                (22,742)            306,491
                                                                           ---------         -----------

Effect of exchange rate change on cash                                        (7,740)           (126,771)
                                                                           ---------         -----------

Net cash (applied) during the period                                        (366,267)         (1,048,706)
Cash - beginning of period                                                   840,665           1,778,604
                                                                           ---------         -----------

Cash - end of period                                                       $ 474,398         $   729,898
                                                                           =========         ===========


TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2003
(Unaudited)

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

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending June 30, 2003. These consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2002.

The Company accounts for option grants in accordance with APB Opinion No. 25, Accounting for Stock Issues to Employees and SFAS No. 123 Accounting for Stock-Based Compensation. Pro forma information regarding net income and earnings per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee, director and adviser stock options under the fair value method of that statement. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                                      Three Months       Three Months       Nine Months       Nine Months
                                                      ended March 31,    ended March 31,    ended March 31,   ended March 31,
                                                      2003               2002               2003              2002
                                                      -----------------------------------------------------------------------
Net income (loss)                                        $ 10,500           $(116,258)         $ (99,702)        $(275,496)

Stock-based compensation expense under APB No.25            1,823               3,115              5,935             4,849

Stock-based compensation expense under SFAS No.123         (7,023)             (5,385)           (21,069)          (17,196)

                                                         -----------------------------------------------------------------
Pro forma income (loss)                                  $  5,300           $(118,258)         $(114,836)        $(287,843)
                                                         =================================================================

Pro forma income per share:
Basic                                                       0.001              (0.011)            (0.011)           (0.027)
Diluted                                                     0.001              (0.011)            (0.011)           (0.027)

In November 2002, the FASB issued FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others" ("FIN 45"), which requires elaborating on the disclosures that must be made by a guarantor in financial statements about its obligations under certain types of guarantees. It also requires that a guarantor recognize, at the time of inception of certain types of guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for financial statements issued after December 15, 2002, and have been applied in the presentation of the accompanying consolidated financial statement. The recognition requirements of FIN 45 are applicable for guarantees issued or modified after December 31, 2002.

In accordance with FIN 45, the Company is required to make the following disclosure regarding product warranties:


As part of the normal sale of scrubber and nozzle systems, the Company has provided its customers with product warranties. The warranties generally extend for twelve months from the date of start-up or eighteen months after shipment to the customer. The following summarizes the accrual of product warranties that is recorded as part of other accrued liabilities in the accompanying consolidated balance sheet as at March 31, 2003:

                                                     Three Months ended    Nine Months ended
                                                     March 31, 2003        March 31, 2003
                                                     ------------------    -----------------
Opening balance                                           $54,304              $ 58,385

Payments made during the period                             2,795                (3,859)

Warranty provision made during the period                   1,267                 3,840

                                                          -------              --------
Closing balance                                           $58,366              $ 58,366
                                                          =======              ========

Note. 2. Costs and Estimated Earnings on Uncompleted Contracts

                                                       March 31, 2003           June 30, 2002
                                                       --------------           -------------
Costs incurred on uncompleted contracts                 $ 11,072,383             $ 11,455,713

Estimated earnings                                           809,782                  580,738
                                                        ------------             ------------

                                                          11,882,165               12,036,451

Less: billings to date                                    11,980,132               12,406,010
                                                        ------------             ------------

                                                        $    (97,967)            $   (369,559)
                                                        ============             ============

Included in accompanying balance sheets
   under the following captions:

Deferred contract costs and unbilled revenue            $    128,635             $     75,262
Billings in excess of costs and estimated
   earnings on uncompleted contracts                        (226,602)                (444,821)
                                                        ------------             ------------
                                                        $    (97,967)            $   (369,559)
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

Note 4. Goodwill

Effective July 1, 2001, the Company early adopted SFAS No. 142, Goodwill and Intangible Assets. Under SFAS No.142, goodwill is no longer amortized but is subject to an annual impairment review (or more frequently if deemed appropriate). Since the adoption of SFAS No. 142 at July 1, 2001, the Company has completed the transitional impairment test as at July 1, 2001 and an annual impairment test as at April 1, 2002, to identify if there is any impairment to the goodwill using a fair value methodology by reporting unit. The Company has concluded that there was no impairment as at July 1, 2001 and April 1, 2002. The next annual impairment test will be conducted as at April 1, 2003.

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

During the first three quarters of fiscal 2003, there were no stock options exercised by employees, directors or advisers. During the first quarter of fiscal 2002, 7,250 options were exercised by employees, resulting in the issuance of 7,250 common shares. An amount of $2,904 was added to share capital at that time.

At the annual shareholders meeting held December 10, 2002, the 2003 Stock Plan was approved by the shareholders. No award of stock options under the 2003 Stock Plan has been granted.

Note 6. Earnings Per Share

Basic earnings per share is calculated based on the weighted average shares of common stock outstanding during the period. Diluted earnings per share is calculated based on the weighted average shares of common stock outstanding, plus the dilutive effect of stock options and warrants outstanding, calculated using the treasury stock method. There was no dilution in the three and nine months ended March 31, 2003 as the average market price was below the trigger prices for each of the groups of options and warrants listed.


Diluted Earnings Per Share Computation:

                                                      Three Months       Three Months       Nine Months       Nine Months
                                                      ended March 31,    ended March 31,    ended March 31,   ended March 31,
As at                                                 2003               2002               2003              2002
                                                      -----------------------------------------------------------------------
Weighted average common shares                           10,507,250         10,343,831         10,507,250        10,343,831

- Incremental shares from assumed conversion of
employee stock options                                           --             11,862                 --            11,862
- Incremental shares from assumed conversion of
director stock options                                           --              4,411                 --             4,411
                                                      ---------------------------------------------------------------------

Adjusted weighted average shares                         10,507,250         10,360,104         10,507,250        10,360,104
                                                      =====================================================================

Note 7. Contingency

As previously reported, a customer refused to pay a holdback of $400,000 that was owed to TurboSonic under the terms of a contract for the supply and installation of a wet electrostatic precipitator ("WESP"). In addition, the customer submitted backcharges to the Company in an amount that approximates the outstanding balance.

Based upon its technical review, the performance of the WESP and legal advice, the Company believes that the customer's refusal to pay the holdback is not legally supportable and that the backcharges claimed are without merit. The customer has offered an amount in excess of the $400,000 to settle the holdback, backcharge claims made by both parties, and assistance the Company provided to the customer. The Company is currently assessing this offer and expects to resolve the matter in the near future.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Three Months ended March 31, 2003 Compared with Three Months ended March 31,
2002

Nozzle systems revenue increased by $137,142 (22.4%) to $749,566 for the three-month period ended March 31, 2003 from $612,424 for the same period in fiscal 2002. The increase is primarily the result of greater sales of spare parts, and in particular, ceramic inserts for spray dry systems, together with increased system orders.

Scrubber system revenue increased by $670,113 (815%) to $752,374 for the three month period ended March 31, 2003 from $82,261 for the same period one year earlier. Increased revenue for wet electrostatic precipitator ("WESP") systems in the current quarter have resulted in this positive increment.

Cost of nozzle systems increased by $147,948 (43.9%) to $485,229 for the three months ended March 31, 2003 from $337,281 for the same period in fiscal 2002. As a percentage of nozzle systems revenue, the cost of nozzle systems was 64.7% for the three month period ended March 31, 2003 and 55.1% for the same period in fiscal 2002. The lower margins of the ceramic insert orders compared to our normal spare parts orders, the lower margins of nozzle system orders, together with a provision for cost overruns on a specific project are responsible for the increased nozzle system costs, together with the increased sales volume discussed above.

Cost of scrubber systems increased by $457,466 (347%) to $589,293 for the three month period ended March 31, 2003 from $131,827 for the same period one year earlier. As a percentage of scrubber systems revenue, the cost of scrubber systems was 78.3% versus 160.3% for the same period in fiscal 2002. The 160.3% cost to revenue ratio in fiscal 2002 was the result of the increased project costs on a specific scrubber, as discussed in Note 2 of the Financial Statements.

Selling, general and administrative expenses increased $65,611 (18.3%) to $423,690 for the three month period ended March 31, 2003 from $358,079 for the same period in fiscal 2002. The variance is the result of increases in sales travel expense, additional sales personnel and insurance premiums. As a percentage of total revenue, selling, general and administrative expenses were 28.2% for the quarter ended March 31, 2003 and 51.6% for the same period a year earlier. Also included in total expenses was $1,823 of stock-based compensation expense for the three-month period ended March 31, 2003, and $3,115 for the same period in fiscal 2002.

The loss before tax decreased $143,744 to $5,582 from the loss before taxes of $149,326 for the same period in fiscal 2002. Income tax recovery of $16,082 was recorded in the three month period ended March 31, 2003 compared to $33,068 tax recovery in the same period one year ago. The ratio of income tax recovery to loss before tax for both periods is lower than would normally be expected as the result of losses incurred in the US operations that are not available for income tax offset for the Canadian operations.

An "other comprehensive income" of $76,949 was recorded for the three months ended March 31, 2003, as compared to "other comprehensive loss" of $511 for the same period in fiscal 2002. The "other comprehensive loss and income" in the comparative quarters was the result of the fluctuation in the value of the Canadian dollar opposite the US dollar in the two fiscal periods, and the resulting changes in our balance sheet relative to Canadian dollar-denominated accounts.

Nine Months ended March 31, 2003 Compared with Nine Months ended March 31, 2002

Nozzle systems revenue increased by $344,244 (19.4%) to $2,120,521 for the nine-month period ended March 31, 2003 from $1,776,277 for the same period in fiscal 2002. The increase is the result of greater sales of spare parts, and in particular, ceramic inserts for spray dry systems, together with a large semi-dry scrubbing system installed during the first two quarters.

Scrubber system revenue increased by $1,226,422 (77.4%) to $2,812,038 for the nine month period ended March 31, 2003 from $1,585,616 for the same period one year earlier. Increased


                                      10 -
revenue for wet electrostatic precipitator ("WESP") systems in the current fiscal year have resulted in this positive increment.

Cost of nozzle systems increased by $416,838 (38.5%) to $1,499,529 for the nine months ended March 31, 2003 from $1,082,691 for the same period in fiscal 2002. As a percentage of nozzle systems revenue, the cost of nozzle systems was 70.7% for the nine month period ended March 31, 2003 and 61.0% for the same period in fiscal 2002. The lower margins of the ceramic insert orders compared to our normal spare parts orders together with a provision for cost overruns on a specific project are responsible for the increased nozzle system costs, together with the increased sales volume discussed above.

Cost of scrubber systems increased by $785,650 (52.8%) to $2,274,923 for the nine month period ended March 31, 2003 from $1,489,273 for the same period one year earlier. As a percentage of scrubber systems revenue, the cost of scrubber systems was 80.9% versus 93.9% for the same period in fiscal 2002. The 93.9% cost to revenue ratio in fiscal 2002 was the result of the increased project costs on a specific scrubber, as discussed in Note 2 of the Financial Statements.

Selling, general and administrative expenses increased $187,472 (18.0%) to $1,227,921 for the nine month period ended March 31, 2003 from $1,040,449 for the same period in fiscal 2002. The variance is the result of increases in sales travel expense, costs associated with our annual report and annual meeting, additional sales personnel and insurance premiums. As a percentage of total revenue, selling, general and administrative expenses were 24.9% for the nine-month period ended March 31, 2003 and 31.0% for the same period a year earlier. Also included in total expenses was stock-based compensation expense ($5,935) for the nine-month period ended March 31, 2003, and $4,849 for the same period in fiscal 2002.

The loss before tax decreased $215,644 to $99,689 from the loss before taxes of $315,333 for the same period in fiscal 2002. Income tax expense of $13 was recorded in the nine-month period ended March 31, 2003 compared to $39,837 tax recovery in the same period one year ago. The ratio of income tax recovery and expense to the loss before tax for both periods is skewed from that would normally be expected as the result of losses incurred in the US operations that are not available for income tax offset for the Canadian operations.

An "other comprehensive income" of $27,846 was recorded for the nine months ended March 31, 2003, as compared to "other comprehensive loss" of $105,923 for the same period in fiscal 2002. The "other comprehensive loss and income" in the comparative quarters was the result of the fluctuation in the value of the Canadian dollar opposite the US dollar in the two fiscal periods, and the resulting changes in our balance sheet relative to Canadian dollar-denominated accounts.

Liquidity and Capital Resources

The Company had a negative cash flow from operating activities of $330,045 for the nine-month period ended March 31, 2003 as compared to negative cash flow of $1,198,154 for the same period in fiscal 2002. The negative cash flow for the period ended March 31, 2003 is primarily the result of increases in accounts receivable due to the increased revenue volume in the third quarter. The negative cash flow in the prior period was the result of the completion of the large WESP contract with the subsequent payment of related accounts payable.

A customer has refused to pay $400,000 that TurboSonic asserts is due under the terms of the contract. In addition, the customer has submitted backcharges to the Company in an amount that approximates the outstanding balance. [see note 7 to the Consolidated Financial Statements]

At March 31, 2003, the Company had working capital of $1,236,302, as compared to working capital as at June 30, 2002 of $1,302,377, a decrease of $66,075. The Company's current ratio (current assets divided by current liabilities) was 2.20 and 2.37 as at March 31, 2003 and June 30, 2002, respectively.

The Company's contracts typically provide for progress payments based upon the achievement of performance milestones or the passage of time. The Company's contracts often provide for the Company's customers to retain a portion of the contract price until the achievement of performance guarantees has been demonstrated. The Company attempts to have its progress


                                      11 -
billings exceed its costs and estimated earnings on uncompleted contracts; however, it is possible, at any point in time, that costs and estimated earnings can exceed progress billings on uncompleted contracts, which would negatively impact cash flow and working capital. At March 31, 2003, "Billings in excess of costs and estimated earnings on uncompleted contracts" exceeded "Deferred contract costs and unbilled revenue" by $97,967, thereby favourably impacting cash flow. At June 30, 2002, "Billings in excess of costs and estimated earnings on uncompleted contracts" also exceeded "Deferred contract costs and unbilled revenue" by $369,559. The variances are the result of favourable terms of payment with our current mix of contracts in progress.

The Company's backlog as at March 31, 2003 was approximately $760,000, of which the Company believes 90% will be shipped prior to the end of the current fiscal year. The Company believes that the projected cash generated from operations, together with current cash reserves will be sufficient to meet its cash needs through the coming year.

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


                                      12 -

Part II - Other Information

Item 1. None

Item 2. None

Item 3. None

Item 4. None

Item 5. None

Item 6.     (a)   None

            (b) On February 13, 2003, the Company filed a current report on Form 8-K, dated February 13, 2003, reporting Item 9 - Regulation FD Disclosure.

                                    Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 12, 2003

                                                TURBOSONIC TECHNOLOGIES, INC.


                                                By: /s/ PATRICK J. FORDE
                                                    ----------------------------
                                                    Patrick J. Forde, President,
                                                    Secretary and Treasurer


                                      13 -

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

Date: May 12, 2003


                                                      /s/ EDWARD F. SPINK
                                                      -------------------
                                                      Edward F. Spink
                                                      Chief Executive Officer


                                      14 -

                                 Certifications

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

Date: May 12, 2003


                                                   /s/ PATRICK J. FORDE
                                                   --------------------
                                                   Patrick J. Forde
                                                   Chief Financial Officer


                                      15 -