Form 10KSB
period 2003-06-30
TURBOSONIC TECHNOLOGIES INC
filed 2003-09-29
CIK 900393

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------

                                   FORM 10-KSB

 ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2003

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

         Securities registered under Section 12(b) of the Exchange Act:

                                      none

         Securities registered under Section 12(g) of the Exchange Act:

                                  Common Stock
                                (Title of Class)

      Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

      Issuer's revenues for its most recent fiscal year: $6,099,741

      Aggregate market value of the Issuer's common stock held by non-affiliates of the Issuer as of September 18, 2003: $1,741,114

      The number of shares outstanding of the Issuer's common stock was 10,507,250 as of September 18, 2003 Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

================================================================================

                                     Part I

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

      The Company was incorporated in the State of Delaware in April 1961. The executive offices of the Company are located at 550 Parkside Drive, Suite A-14, Waterloo, Ontario, Canada N2L 5V4; its telephone number is (519) 885-5513. The Company's website is located at www.turbosonic.com. The information on the Company's website is not part of this annual report.

      Unless the context indicates to the contrary, references to the Company herein include both the Company and its majority and wholly-owned subsidiaries.

      (b) Business of Company

Introduction

      The Company's proprietary technology is designed to control a wide variety of air pollution control problems for industries including pulp and paper, wood/forest products, non-ferrous metallurgical, iron and steel, chemical and mining processing (including cement), food processing, waste processing, hazardous and municipal solid waste (MSW) incineration, power generation and automotive. The Company believes its products, which are designed to meet the strictest emission regulations for gaseous and particulate emissions, afford economic and technical advantages over conventional air pollution equipment.

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

      The following table reflects the approximate percentages of the Company's revenue derived from its principal customer categories during the fiscal years indicated:

                                                                 Year Ended
                                                                   June 30,
                                                                 ----------
                                                             2003           2002
                                                             ----           ----
Hazardous waste incineration .....................             3%             6%
Solid waste incineration .........................             9%             6%
Chemical and mining processing ...................            19%            29%
Metallurgical processing .........................            11%            11%
Pulp and paper ...................................            34%            22%
Forest Products ..................................             2%            16%
Food Processing ..................................            16%            --%
Other ............................................             6%            10%
                                                             ---            ---
                                                             100%           100%
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

      The following table reflects the approximate percentages of the Company's revenue derived from its principal products and systems during the fiscal years indicated below:

                                                                   Year Ended
                                                                    June 30,
                                                                    --------
                                                                2003        2002
                                                                ----        ----
Evaporative gas cooling and conditioning systems .........        19%        42%
Wet Electrostatic Precipitation Systems (WESP) ...........        36%         2%
Wet scrubber systems .....................................        21%        40%
Semi-dry scrubber systems ................................        18%         7%
Other nozzle systems .....................................         6%         9%
                                                                 ---        ---
                                                                 100%       100%
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

      TurboSOx SO(2) Recovery Systems

      Developed in conjunction with The Dow Chemical Company, the TurboSOx SO(2) Recovery System is a new process that recovers pure Sulfur Dioxide (SO(2)) (a major contributor to "acid rain") as a usable by-product, thereby providing a return on investment from its reuse or sale. The patented process uses the TurboSOx Amine, a proprietary solvent developed and exclusively supplied to the Company by The Dow Chemical Company. TurboSOx provides a 25% saving over the capital costs of traditional mineral-based Flue Gas Desulfurization (FGD) systems. SO(2) removal efficiencies of greater than 99% have been achieved in pilot tests at commercial plants of prospective customers, thereby demonstrating regulatory requirements.

      Any company with a gaseous source of SO(2) is a potential customer for the TurboSOx technology. The Company is currently working with several companies who have expressed an interest in the TurboSox SO(2) Recovery System, although no sales of such systems have been made as of September 1, 2003.

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

      Over 25 of the Company's SonicBURN nozzles and systems are in use for waste fuel combustion in hazardous waste incineration and cement kilns.

      Turbotak Wet,TurboVenturi and TurboSorb Semi-Dry Scrubbers

      The Turbotak Wet Scrubber treats industrial process gas streams, removing sub-micron and larger particulate, acid gases, odors, fumes and vapors. By employing the Company's proprietary atomizing nozzles, the scrubber is able to remove more contaminants in a smaller vessel, resulting in lower capital, maintenance and operating costs.

      The TurboVenturi Scrubber treats industrial process exhaust gas streams primarily for removal of particulate, as well as acid gases. The system operates by forcing the gas stream across a pressure drop, in order to generate a fine stream of liquid droplets for very high efficiency particulate contacting. The TurboVenturi Scrubber has a relatively low capital cost due to its inherent simplicity

      The TurboSorb Semi-Dry Scrubber treats industrial process gas streams, removing acid gases such as SO(2) , SO(3), HCI, HF, and ammonia compounds. By spraying alkalis such as calcium, potassium and sodium-based slurries or solutions, the TurboSorb can achieve higher removal efficiencies of SO(2) and HCI than traditional "dry" scrubbers. Unlike "wet" systems, with the TurboSorb semi-dry scrubber all water is evaporated so there is no liquid waste stream generated.

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

Marketing and Sales

      The Company's marketing efforts are technical in nature and currently involve its senior management and technical professionals, supported by independent sales representatives. The Company's contractual arrangements with its 12 current independent sales representatives accord each a defined territory within which to sell some or all of the Company's products and systems, provide for the payment of agreed-upon sales commissions and are terminable at will by either the Company or the representative upon relatively short prior notice. None of such representatives have authority to execute contracts on the Company's behalf. A significant portion of the Company's sales are made through the recommendation of engineering firms, which play a significant role in the specification and implementation of air pollution control solutions and in customers' selection of the vendors of air pollution control systems.

      In August 2001, the Company entered into a strategic alliance with Hamon Research-Cottrell, Inc., a global leader in air pollution control technology. A joint management team, consisting of sales, marketing and engineering personnel from each company, has been formed to target sales opportunities for their combined technologies.

      This strategic alliance enables Hamon Research-Cottrell to market the Company's products, including the SonicKleen(TM) Wet Electrostatic Precipitator
(WESP), through its expanding worldwide sales and distribution channels. Further, the Company may access Hamon Research-Cottrell's air pollution control technologies, including their NOx control systems, as well as fabric filters and dry electrostatic precipitators (ESP). The strategic alliance with Hamon Research-Cottrell is actively pursuing industrial opportunities in several geographic areas.

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

      The Company seeks to obtain repeat business from its customers, although it does not depend upon any single customer to maintain its level of activity from year to year; however, one or more different customers may be expected to account for greater than 10% of the Company's net revenues in any consecutive twelve month period. Three customers accounted for 13%, 16% and 16% respectively, of the Company's net revenues during the fiscal year ended June 30, 2003. During the fiscal year ended June 30, 2002, two customers accounted for 11% and 16% respectively, of the Company's net revenues.

Backlog

      At June 30, 2003, the amount of the Company's contract backlog was approximately $1,086,000, contrasted with $2,415,000 at June 30, 2002. Backlog represents work for which the Company has entered into a signed agreement or has received an order to proceed. Completion of the Company's entire backlog is anticipated to occur prior to June 30, 2004.

Product Development

      The Company has an ongoing program for the development and commercialization of new industrial processing and air pollution control products, systems and technologies, and the enhancement of existing products and systems. Expenditures for research and development activities, net of customer and government support, aggregated $20,089 and $2,089 for the fiscal years ended June 30, 2003 and 2002, respectively.

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

      The Company currently maintains different types of insurance, including general liability, property coverage, professional and product liability insurance with respect to the engineering and products it sells to its customers. A successful claim or claims in an amount in excess of the Company's insurance coverage or for which there is no coverage could have a material adverse effect on the Company. Effective August 2002, the Company secured directors and officers liability coverage.

Government Regulation

      Stringent environmental laws have been enacted in the United States and, to a lesser extent, in Canada and certain Western European nations in response to public concern about the environment. The Company believes that the need to comply with these laws creates demand for the Company's products. The Federal Clean Air Act, federal, state and local regulations which implement it and the enforcement of these laws and regulations largely determine the level of expenditures that customers will make to limit emissions from their facilities.

      The market for the Company's air pollution control products and systems is directly dependent upon the existence and enforcement of laws and regulations which limit the release of pollutants into the atmosphere and impose substantial penalties for non-compliance. The Government can change environmental regulations at any time, which could have positive or negative effects upon the Company's future revenues and prospects of profitability.

      The materials handling aspect of the Company's business is also dependent in part upon the regulation under the Federal Occupation and Safety Health Act of dust concentration to which workers may be exposed in the workplace.

Competition

      The Company faces substantial competition in each of its principal markets from numerous competitors. The Company competes primarily on the basis of price as well as its engineering and technological expertise, and quality of its products, systems and service. Additionally, the Company believes that the successful performance of its installed products and systems is a key factor in dealing with its customers, which typically prefer to make significant purchases from a company with a solid performance history.

      Virtually all contracts for the Company's products and systems are obtained through competitive bidding. Although price is an important factor and may in some cases be the governing factor, it is not always determinative, and contracts are often awarded on the basis of the efficiency or reliability of products and the engineering and technical expertise of the bidder.

Employees

      As of June 30, 2003, the Company employed 34 full time and 1 part time persons, of whom 2 were executive officers, 8 were engineers, 9 were in sales, 1 in production, 8 in technical support and 7 in administrative support. None of the Company's employees are represented by a labor union. The Company believes that its relationship with its employees is satisfactory.

Financial Information about Foreign and Domestic Operations and Export Sales

      U.S. and Canadian customers collectively accounted for approximately 88% and 93%, respectively, of the Company's sales during the fiscal years ended June 30, 2003 and 2002. Revenue derived from export sales is transacted in U.S. dollars.

      The following table reflects the approximate percentages of the Company's revenue derived from United States, Canadian and foreign sales during the fiscal years indicated below:

                                                                Year Ended
                                                                 June 30,
                                                                 --------
                                                           2003            2002
                                                           ----            ----
United States ................................              69%              78%
Canada .......................................              19%              15%
South and Central America ....................               4%               3%
Europe .......................................               3%               1%
Far East .....................................               2%               1%
Other ........................................               3%               2%
                                                           ---              ---
                                                           100%             100%
                                                           ===              ===

Risks and Uncertainties

      Forward-looking statements in this Report, including without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that such forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed therein. Such risks and uncertainties include, among others, the following:

            o Dependence on Environmental Regulation. The market for the Company's air pollution control products and systems is directly dependent upon the existence and enforcement of laws and regulations which limit the release of pollutants into the atmosphere and impose substantial penalties for non-compliance. Stringent enforcement of these laws and regulations may increase the attractiveness of, and demand for the Company's products and services, whereas lax enforcement and/or repeal in whole or in part may have the opposite effect.

            o Revenue Concentration. Sales to three customers accounted for 45% of the Company's net revenues in the fiscal year ended June 30, 2003. Two different customers accounted for 27% of the Company's net revenues in the prior fiscal year. The Company's inability to retain or replace these customers could materially and adversely affect future revenue and profitability.

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

            o Export Sales. Approximately 12% and 7%, respectively, of the Company's revenues during the fiscal years ended June 30, 2003 and 2002, were derived from sales made outside of the United States and Canada. Foreign sales are subject to certain inherent risks, including unexpected changes in regulatory and other legal requirements, tariffs and other trade barriers, greater difficulty in collection of accounts receivable and potentially adverse tax consequences. There can be no assurance that these factors will not have an adverse impact on the Company's future foreign sales and, consequently, on the Company's operating results.

            o Permitting Delays. Some of the Company's projects require permits to be issued by one or more governmental agencies prior to the commencement of both construction and operation. Issuance of such permits could be delayed by political and other considerations. Permitting delays could cause extended delay or cancellation of one or more of the Company's large projects, which would adversely impact the Company's future revenues.

            o Dependence on Manufacturers, Fabricators and Subcontractors. The Company does not manufacture or fabricate its own products or systems, relying instead upon the services of third party manufacturers and fabricators. The Company also does not engage in the field construction of its systems but relies on field construction subcontractors operating under the supervision of the Company's own employees. The unavailability of the services of, or a substantial increase in pricing by a significant number of, these manufacturers, fabricators or subcontractors could adversely affect the Company. Given the number of manufacturers, fabricators and subcontractors which it utilizes and the availability of alternative sources, the Company does not believe that the loss of its relationship with any one firm would have a material adverse effect on its business.

            o Competition. The markets for environmental control products are characterized by substantial competition based primarily on engineering and technological expertise and quality of service. Because virtually all contracts for the Company's products and systems are obtained through competitive bidding, price is also a competitive factor and may be the most significant factor in certain instances. Although the Company believes that it competes on the basis of its technical expertise and reputation for service, there can be no assurance that the Company will maintain its competitive position in its principal markets.

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

Item 2. Description of Property

      The Company leases approximately 9,700 square feet of executive and administrative offices and shop space in Waterloo, Ontario, Canada at an annual rent of approximately $50,000. Insurance and utilities are paid separately. This lease expired on June 30, 2003. The Company has increased its square footage to 11,600 and renewed the lease for an additional five year term on substantially identical terms. The annual rent in fiscal year 2004 will be $69,000.

      The Company has leased approximately 3,360 square feet of office and shop space in East Hanover, New Jersey at an annual rental of approximately $36,000. In addition, the Company must pay annual cost of living increases (not to exceed 4% per year) based upon changes in the Consumer Price Index, taxes, insurance and utilities. This lease expires on August 30, 2004.

Item 3. Legal Proceedings

      None.

Item 4. Submission of Matters to a Vote of Security Holders

      No matters were submitted for a vote to the Company's security holders during the fourth quarter of the Company's fiscal year ended June 30, 2003.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

      The Company's Common Stock is quoted on the OTC Bulletin Board under the symbol "TSTA".

      The following table sets forth the range of the bid quotations for the Company's Common Stock for the periods shown, as furnished by The Nasdaq Stock Market.

                                                             Common Stock (1)
                                                             ----------------
                                                           High            Low
                                                           ----            ---
Fiscal Year Ended June 30, 2003:
     First Quarter .............................          $0.500          $0.330
     Second Quarter ............................          $0.500          $0.210
     Third Quarter .............................          $0.350          $0.250
     Fourth Quarter ............................          $0.500          $0.250

Fiscal Year Ended June 30, 2002:
     First Quarter .............................          $1.050          $0.410
     Second Quarter ............................          $0.650          $0.400
     Third Quarter .............................          $0.530          $0.270
     Fourth Quarter ............................          $0.650          $0.350

----------
(1) The above quotations represent prices between dealers and do not include retail mark up, markdown or commissions. They do not necessarily represent actual transactions.

      As of June 30, 2003, there were 439 holders of record and approximately 1,600 beneficial holders of the Common Stock. This number of beneficial holders represents the number of actual holders of the Company's Common Stock, including an estimate of the beneficial owners of shares held in "nominee" or "street" name. The Company does not know the actual number of beneficial owners.

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

      The percentage-of-completion is determined by best available engineering estimates. In the ordinary course of business, at a minimum of once per quarter, we prepare updated estimates of the total forecasted revenue, cost and profit or loss for each contract. When the current estimated costs to complete indicate a loss, such losses are recognized immediately for accounting purposes. If the conditions of work to be performed change, or the estimated costs are not accurately projected, the gross profit from construction-type contracts may vary significantly in future periods. As discussed in note 6 to the Consolidated Financial Statements, a subcontractor of the Company experienced financial difficulties resulting in an increase in estimated completion costs for a project to a total of $317,000.

      Goodwill - We have adopted SFAS No. 142 effective July 1, 2001, under which goodwill is no longer amortized but is subject to an annual impairment review (or more frequently if deemed appropriate). We previously completed the transitional impairment test to identify any impairment to the goodwill as at July 1, 2001 and the annual test as at April 1, 2002 using a fair value methodology, in accordance with SFAS No. 142. We concluded that there was no impairment as at July 1, 2001 nor April 1, 2002

      We completed the goodwill impairment test as at April 1, 2003, as required by SFAS No. 142. The Company has two reportable business segments - nozzle systems and scrubber systems. Due to deferred demand in the capital good markets relative to the status of environmental regulatory changes, the scrubber systems business segment has experienced depressed revenue levels and losses from operations. These conditions have created uncertainty regarding the forecasted future cash flows required to support the goodwill associated with the scrubber business segment under the rules of SFAS No. 142. Accordingly, we have concluded that the $398,897 of goodwill associated with this business segment should be written off in the year ended June 30, 2003. We have concluded that there has not been an impairment of goodwill associated with the nozzle systems segment.

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

      Account receivable - A dispute existed with a customer as to whether a WESP met the performance specified in the contract. The customer had refused to pay $400,000 that TurboSonic asserts is due under the terms of the contract. In addition, the customer had submitted backcharges to the Company in an amount that approximates the outstanding balance.

      In the fourth quarter of fiscal year 2003, a settlement was reached in which the entire holdback was released to the Company, compensation was received for its time and expenses incurred while providing assistance to the customer, and a letter was received which confirmed that all of the Company's obligations under the contract had been fulfilled.

Results of Operations

      Twelve Months Ended June 30, 2003 Compared with Twelve Months Ended June 30, 2002

      Nozzle systems revenue increased by $55,821 (2%) to $2,671,786 for the twelve-month period ended June 30, 2003 from $2,615,965 for the same period in fiscal 2002. The increase is primarily the result of greater sales of spare parts, and in particular, ceramic inserts for spray dry systems, together with a large semi-dry scrubbing system.

      Scrubber system revenue increased by $1,462,027 (74%) to $3,427,955 for the twelve months ended June 30, 2003 from $1,965,928 for the same period one year earlier. Increased revenue for wet electrostatic precipitators("WESP") in the current fiscal year has resulted in this positive increment.

      Cost of nozzle systems increased by $257,134 (16%) to $1,852,236 for the twelve-month period ended June 30, 2003 from $1,595,102 for the same period in fiscal 2002. As a percentage of nozzle systems revenue, the cost of nozzle systems was 69% for the twelve-month period ended June 30, 2003 and 61% for the same period in fiscal 2002. The lower margins of the ceramic insert orders compared to normal spare parts orders together with a provision for cost overruns on a specific project are responsible for the increased nozzle system costs, along with the increased sales volume discussed above. Also impacting margins were unfavourable foreign exchange variances as the result of the strengthening of the Canadian dollar against the US dollar.

      Cost of scrubber systems increased by $904,666 (50%) to $2,706,692 for the twelve-month period ended June 30, 2003 from $1,802,026 for the same period one year earlier. The increased scrubber system costs are the result of the increased sales volume discussed above. As a percentage of scrubber systems revenue, the cost of scrubber systems was 79% versus 92% for the same period in fiscal 2002. The 92% cost to revenue ratio in 2002 was the result of the increased project costs on a specific scrubber, as discussed in note 6 to the Consolidated Financial Statements. Also impacting margins were unfavourable foreign exchange variances as the result of the strengthening of the Canadian dollar against the US dollar.

      Total expenses increased $732,871 (49%) to $2,218,367 for the twelve-month period ended June 30, 2003 from $1,485,496 for the same period in fiscal 2002. This variance is primarily the result of increased selling, general and administrative expenses ($314,721) and goodwill impairment loss ($398,897). Increased selling, general and administrative expenses included sales travel expense, costs associated with our annual report and annual meeting, additional sales personnel and increased insurance premiums including new Directors and Officers liability coverage. As a percentage of total revenue, selling, general and administrative expenses were 29% for the fiscal period ended June 30, 2003 and 32% for the same period a year earlier. This decrease in percent to revenue is the direct result of the increased volume of revenue for the current period. As discussed in Item 6 - Critical Accounting Policies and Estimates - Goodwill and note 8 to the Consolidated Financial Statements, the goodwill impairment ($398,897) is the result of the conclusion that the goodwill associated with the scrubber systems business segment should be written off in fiscal 2003. Also included in total expenses in the current year were stock-based compensation expense ($7,758 vs.$6,505 in 2002)[see note 13 to the Consolidated Financial Statements] and debt modification expense ($0 in 2003 vs.$33,028 in 2002) [see note 13 to the Consolidated Financial Statements].

      Loss before tax increased $347,901 to a loss before taxes of $683,082, from a loss before taxes of $335,181 for the same period in fiscal 2002. Income taxes for fiscal 2003 increased $15,962, to an expense of $613 from a recovery in 2002 of $15,349. The tax recovery relates to carry-back of the 2002 tax loss to 2001. The future benefit of US tax losses has not been recorded in the financial statements, as discussed in note 14 to the Consolidated Financial Statements. An "other comprehensive income" of $186,183 was recorded for the twelve-months ended June 30, 2003, as compared to "other comprehensive loss" of $39,203 for the same period in fiscal 2002. The "other comprehensive income" in the current period was the result of the increase in the value of the Canadian dollar opposite the US dollar from June 30, 2002 to June 30, 2003, and the resulting changes in our balance sheet relative to Canadian-denominated accounts.

Liquidity and Capital Resources

      On an overall basis, the Company had net cash provided of $343,220 for fiscal 2003 as compared to net cash applied of $937,939 during the same period in 2002. The fiscal 2003 net cash provided figure included cash provided from operating activities of $244,050. This increase in overall cash flow is the result of the settlement of large WESP project in 2003, and a favourable foreign exchange rate.

      At June 30, 2003, the Company had positive working capital of $1,230,598 as compared to positive working capital of $1,302,377 as at June 30, 2002, a decrease of $71,779. The Company's current ratio (current assets divided by current liabilities) was 2.39 and 2.37 at June 30, 2003 and June 30, 2002, respectively.

      The Company's contracts typically provide for progress payments based upon the achievement of performance milestones or the passage of time. The Company's contracts often provide for the Company's customers to retain a portion of the contract price until the achievement of performance guarantees has been demonstrated. The Company attempts to have its progress billings exceed its costs and estimated earnings on uncompleted contracts; however, it is possible, at any point in time, that costs and estimated earnings can exceed progress billings on uncompleted contracts, which would negatively impact cash flow and working capital. At June 30, 2003 and June 30, 2002, "Unearned revenue and contract advances" exceeded "Deferred contract costs and unbilled revenue" with the result that cash flow was negatively affected by $156,738 and $369,559, respectively.

      The Company's backlog as at June 30, 2003 was approximately $1,086,000, all of which should be shipped during the 2004 fiscal year. The Company believes that projected cash generated from operations will be sufficient to meet its cash needs through the end of the fiscal year ended June 30, 2004.

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

Item 7. Financial Statements

      Reference is made to pages F-1 through F-32 comprising a portion of this Annual Report on Form 10-KSB.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 8A. Controls and Procedures

      Management of the Company carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of June 30, 2003. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by it in reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

      There has not been any change in the Company's internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

      The Company's executive officers and directors are as follows:

         Name                   Age                Positions and Offices
         ----                   ---                ---------------------
Edward F. Spink                  49           Chairman of the Board and CEO

Patrick J. Forde                 70           President, Secretary/Treasurer and Director

Richard H. Hurd                  66           Director

Dr. Donald R. Spink, Sr          80           Director

Jonathan R. Lagarenne            43           Director

Frederick G. Berlet              75           Director

James R. Thompson                53           Director

Egbert Q. van Everdingen         42           ExecutiveVP

Robert A. Allan                  61           VP Engineering


Ronald A. Berube                 56           VP Marketing & Sales - Gas Conditioning
                                               and Nozzle Systems

David J. Hobson                  55           VP Finance and Administration

      EDWARD F. SPINK has served as President of the Company from August 27, 1997, the date upon which Turbotak Technologies and Sonic Environmental Systems were consolidated to form the Company (the "consolidation date"), until June 15, 1999. On June 15, 1999, the Board of Directors elected him Chairman of the Board and Chief Executive Officer. Prior thereto and from 1995, he was President and a director of Turbotak. Mr. Spink was Vice President - Operations of Turbotak from 1989 to 1995.

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

      RICHARD H. HURD served as President of the Company from August 1993 to August 1997 and Treasurer of the Company from April 1994 to August 1997. He has been a director of the Company since February 1993. Mr. Hurd has been President and sole owner of RHB Capital Company Inc., a financial consulting company since 1987 and is Co-Managing Director of Genuine Article Publishing Group, LLC, a publisher of children's books. He also acts as a Special Assistant to the Treasurer of the State of New Jersey

      DR. DONALD R. SPINK, SR. had served as Chairman of the Company since the consolidation date until June 15, 1999. He remains as a director and has agreed to provide the Company with technical advice. Prior thereto and from 1976 he was Chairman of Turbotak.

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

      FREDERICK G. BERLET has served as President of S.W.O. Management Consultants since 1967. Between 1960 and 1994 he also held several positions with Fleck Manufacturing Inc., a major auto parts manufacturing company, including its Deputy Chairman, President and Chief Executive Officer. He is a Certified Management Accountant (CMA) and has served on numerous boards of directors of private and public companies. He is currently a director of Timberland Ltd., a specialty hoist and winch manufacturing company. He is also involved with several charitable organizations. Since 1997 he has been an advisor to our Board, and was elected to our board December 10, 2002.

      JAMES R. THOMPSON is the founder and, since 1992, the Chief Executive Officer of TAII, now Talo Analytic International, Inc., a consulting company specializing in business and technical issues related to the forest products, basic steel, chemical and other heavy industries. In addition to being consulted by the U.S. Senate Anti-trust Committee concerning mergers in the forest products industry, he has served as an expert witness in multi-million dollar disputes. Since 2001 he has been an advisor to our Board. He has also been an advisory board member and the paper industry business issues editor of Solutions Magazine, since 2000. Mr. Thompson filed for personal bankruptcy in May 2001, as the result of liabilities incurred while convalescing from a medical condition. He was elected to our board December 10, 2002.

      EGBERT Q. VAN EVERDINGEN has served as VP Marketing & Sales, Air Pollution Control Systems of the Company since the consolidation date. Prior thereto and from 1986, he served as project engineer and in various sales and marketing positions with Turbotak. Effective August 5, 2003, he was appointed Executive VP, with responsibility for all sales, design and project engineering.

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

      SEAN J. MCNAMARA had been an advisor to our Board since 1997, and was elected to our board December 10, 2002. It is with regret that we announce his passing on August 22, 2003.

      Edward Spink is the son of Dr. Donald Spink, Sr.

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

      Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no such forms were required for those persons, the Company believes that during the fiscal year ended June 30, 2003, all filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with, except James R. Thompson failed to file on a timely basis one Form 4 reflecting one transaction,

Item 10. Executive Compensation

Summary Compensation

      Set forth below is the aggregate compensation for services rendered in all capacities to the Company during its fiscal years ended June 30, 2003, 2002 and 2001 to its chief executive officer. No other officer received compensation exceeding $100,000 during its fiscal year ended June 30, 2003 (the "Named Officer"):

                                                                                               Long-term
                                              Annual Compensation                         Compensation Awards
                                              -------------------                         -------------------

                                                                                               Shares
                                                                                               Underlying
Name and               Year                                                                    Number of
Principal              Ended                                             Other Annual          Options and
Position               June 30,       Salary (1)         Bonus (1)       Compensation (2)      Warrants
--------               --------       ----------         ---------       ----------------      --------
Edward F. Spink        2003            $115,000              --             $13,603 (3)          10,000
CEO                    2002             $63,752              --             $10,671              10,000
                       2001             $65,821              --             $36,509              10,000

(1) Effective July 1, 2002 Mr. Spink's compensation was revised to $115,400 of salary, together with a $20,000 bonus to be based upon meeting the earnings before tax target in the Company's 2003 business plan. The bonus will be adjusted downward prorata based upon the actual earnings before tax to the plan. Should the plan be exceeded, Mr. Spink will receive 10% of the earnings before tax so generated. For the fiscal year ended June 30, 2003, Mr. Spink was not entitled to any bonus payment due to the performance of the Company over that period.

(2) Effective July 1, 1999 Mr. Spink's compensation was revised to include a sales commission on Scrubber System sales rather than the previous discretionary bonus.

(3)   Represents commission on orders received prior to fiscal 2003.

Option Grants in Fiscal 2003

                            Number of Shares             % of Total
                               Underlying              Options Granted          Exercise            Expiration
                             Options Granted            to Employees              Price                Date
                            ----------------           ---------------          --------            ----------
Edward F. Spink                  10,000                     100%                  0.4500           June 30, 2007

Aggregate Option and Warrant Exercises in Last Fiscal Year and Fiscal Year End Option Values

                                                                     Number of Securities
                                                                    Underlying Unexercised               Value of Unexercised
                    Number of Shares           Value                Options or Warrants at             In-The-Money Options or
                  Acquired on Exercise       Received                    Fiscal Year End            Warrants at Fiscal Year End (1)
                  --------------------       --------           ------------------------------      -------------------------------
                                                                Exercisable      Unexercisable       Exercisable    Unexercisable
                                                                -----------      -------------       -----------    -------------
Edward F. Spink            0                   $0.00              36,000            44,000              $0               $0

(1) The per share exercise price of each of the unexercised options or warrants exceed $0.26, the fair market value of the Company's common stock on June 30, 2003. Employment Agreements

      None of the Company's current executive officers are employed pursuant to an employment agreement with the Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth, as of June 30, 2003 the shares of the Company's Common Stock beneficially owned by each person who, to the knowledge of the Company, is the holder of 5% or more of the Common Stock of the Company, by each director of the Company, by the Named Officer and by all of the executive officers and directors of the Company as a group.

Name and Address of                                  Number of Shares                         Approximate
Beneficial Owner or                                  Beneficially                             Percentage
Identity of Group                                    Owned (1) (2)                            of Class
-----------------                                    -------------                            --------
Dr. Donald R. Spink, Sr.*                         3,306,432(3)(6)(7)(8)(10)                     28.5%

Edward F. Spink*                                    483,838(8)(9)(10)                            4.2%

Patrick J. Forde*                                   884,158(4)(6)(7)(8)(10)                      7.6%

Richard H. Hurd**                                   131,938(5)(8)(10)                            1.1%

Jonathan R. Lagarenne***                                  0                                      0.0%

Frederick G. Berlet*                                361,010(6)(7)(8)(10)                         3.1%

Sean J. McNamara*                                    67,803(8)(10)                               0.6%

James R. Thompson*                                    2,000                                      0.0%

Hamon Research-Cottrell, Inc.                       950,000                                      8.2%

Bard Associates, Inc.****                           840,600(14)                                  7.2%

All executive officers                            5,876,854(2)-(13)                             50.6%
    and directors as a
    group (13 persons)

----------
* c/o TurboSonic Technologies, Inc., 550 Parkside Drive, Suite A-14, Waterloo, Ontario N2L 5V4, Canada.

** c/o TurboSonic Technologies, Inc., 11 Melanie Lane, Unit 22A, East Hanover, NJ 07936

***   c/o Hamon Corporation, 58-72 East Main Street, Somerville, NJ 08876

****  Bard Associates, Inc. 135 South Lasalle St., Suite 2320, Chicago, IL 60603

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

(12) Includes 93,067 shares owned by an executive officer's spouse, as to which the executive officer disclaims any beneficial ownership.

(13) Includes 12,000 shares owned by Mr. Forde's spouse, to which Mr. Forde disclaims any beneficial ownership.

(14) As identified in a Schedule 13-G filing made on February 5, 2003, which indicated that Bard Associates, Inc. had sole power to dispose or direct the disposition of 840,600 common shares, and the sole power to direct the vote of 515,600 common shares;

Securities authorized for issuance under equity compensation plans:

                                Number of Securities to       Weighted average -
                                be issued upon exercise       exercise price of         Number of securities
                                of outstanding options,       outstanding options,      remaining available
Plan Category                   warrants and rights           warrants and rights       for future issuance
-------------                   -------------------           -------------------       -------------------
Equity compensation
plans approved by
security holders (1)                         --                         --                    500,000

Equity compensation
plans not approved by
security holders
- Options (2)                           742,250                     $0.462                        500
- Warrants                              800,000                     $0.657                         --
                                      ---------------------------------------------------------------
           Total                      1,542,250                     $0.563                    500,500
                                      ================================================================

(1)   2003 Stock Plan

(2)   2000 Stock Plan

      The Company instituted the 2000 Stock Plan [the "2000 Plan"] with the express purpose of encouraging key employees of the Company, as well as other individuals who render services to the Company, by providing opportunities to participate in the ownership of the Company. The 2000 Plan provides for the grant of options as non-qualified options, awards of capital stock in the Company and opportunities to make direct purchases of capital stock in the Company. Collectively, these are referred to as stock rights.

      The 2000 Plan, adopted by the Company on February 9, 2000, is administered by the Board of Directors, which determines to whom such stock rights may be granted, at which times the stock rights shall be granted and the time or times when each option shall become exercisable and the duration of the exercise period. The exercise price per each non-qualified option granted under the 2000 Plan shall be not less than the fair market value per share of common stock on the date of such grant. The stock, subject to stock rights, shall be authorized but unissued shares of common stock of the Company or shares of common stock reacquired by the Company in any manner. The aggregate number of shares that may be issued, pursuant to the 2000 Plan, is 750,000.

      In July and December 2001, eight Company directors and advisers were granted options pursuant to the 2000 Plan to purchase 10,000 common shares each at an exercise price of $0.80. The options expire five years from the grant date, and vest July 30, 2006.

      In June 2002, eight Company directors and advisers were granted options pursuant to the 2000 Plan to purchase 10,000 common shares each at an exercise price of $0.45. The options expire five years from the grant date, and vest June 30, 2005.

      In 1998, as an inducement to advance loans by two directors, and two shareholders, the lenders were granted detachable warrants to purchase an aggregate of 400,000 common shares of the Company on terms that were subsequently modified as disclosed below.

      On July 10, 2000, officers, directors and shareholders agreed to extend the maturity dates of their respective loans by an additional year. As an inducement to extend the maturity dates of the loans, the Company modified the exercise price of the detachable stock purchase warrants as follows: for three years after the initial date of the respective loan at a price of $0.50 per share, for a period of two years following the initial three year period at a price of $0.75 per share and for an additional period of one year at a price of $1.00. Additionally, warrants to acquire another 400,000 common shares were granted in aggregate to the lenders, at a price of $0.5625 per share, commencing on the first day of the extension of their loan for a period of two years. The expiry of both sets of warrants is now stated to be the earlier of the specified expiry date or after the date that the common shares in the Company stock have closed at a trading price above $1.50 for 30 consecutive trading days.

During the year ended June 30, 2002, all of the shareholder loans were repaid in full on or prior to the due date [see note 9 to the Consolidated Financial Statements].

Item 12. Certain Relationships and Related Transactions

      Not applicable.

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

    3.3 Certificate of Correction of Certificate of Amendment of the Company (3)

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

    3.5         By-laws, as amended, of the Company (2)

    4.1         Form of certificate evidencing share of common stock (2)

    10.1*       2000 Stock Plan (4)

    10.2*       2003 Stock Plan (5)

    21.1        Subsidiaries of the Company

    23.1        Consent of Ernst & Young LLP

    31.1        Rule 13a-14(a)/15d-14(a) Certifications

    32.1        Section 1350 Certifications

----------

*     Compensatory plan

      (1) Filed on April 9, 1993 as an exhibit to the Company's Registration Statement on Form S-1 (File Number 33-60856) and incorporated herein by reference.

      (2) Filed on November 18, 1997 as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended April 30, 1996 and incorporated herein by reference.

      (3) Filed on September 30, 2002 as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2002 and incorporated herein by reference.

      (4) Filed on March 19, 2001 as an exhibit to the Company's Registration Statement on Form S-8 (File Number 333-57248) and incorporated herein by reference.

      (5) Filed on November 12, 2002 as an exhibit to the Company's proxy statement for the 2002 annual meeting.

(b)   Reports on Form 8K:

      During the quarter ended June 30, 2003, the Company filed or furnished the following current reports on Form 8-K with the Securities and Exchange
Commission:

      Current report on Form 8-K, dated May 12, 2003, was furnished on May 13, 2003. The item reported was:

      o Item 9 - Regulation FD Disclosure, which furnished the Section 906 certification that accompanied the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2003.

      Current report on Form 8-K, dated May 13, 2003, was furnished on May 13, 2003. The items reported were:

      o Item 7 - Financial Statements and Exhibits, which identified the exhibit furnished with the Form 8-K; and

      o Item 9 - Regulation FD Disclosure, which reported the issuance of a press release announcing the Company's financial results for the quarter ended March 31, 2003.

                          INDEPENDENT AUDITORS' REPORT

To the Directors and Shareholders of
TurboSonic Technologies, Inc.

We have audited the accompanying consolidated balance sheets of TurboSonic Technologies, Inc. and Subsidiaries as of June 30, 2003 and 2002 and the related consolidated statements of loss and comprehensive loss, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TurboSonic Technologies, Inc. and subsidiaries as of June 30, 2003 and 2002, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with United States generally accepted accounting principles.


                                                /s/ Ernst & Young LLP
                                                ----------------------------
Kitchener, Canada,                              Ernst & Young LLP
September 5, 2003.                                     Chartered Accountants

TurboSonic Technologies, Inc. and Subsidiaries
[Incorporated under the laws of Delaware, United States of America]

                           CONSOLIDATED BALANCE SHEETS

As at June 30                               [expressed in United States dollars]

                                                                          2003               2002
                                                                            $                  $
-------------------------------------------------------------------------------------------------
ASSETS
Current
Cash and cash equivalents                                            1,183,885            840,665
Accounts receivable [notes 4 and 12]                                   760,619          1,202,300
Income taxes receivable                                                     --             14,571
Inventories [note 5]                                                    57,198             79,336
Deferred contract costs and unbilled revenue [note 6]                   64,524             75,262
Other current assets                                                    47,206             40,959
-------------------------------------------------------------------------------------------------
Total current assets                                                 2,113,432          2,253,093
-------------------------------------------------------------------------------------------------
Capital assets, less accumulated amortization [note 7]                  95,593            125,949
Goodwill, less accumulated amortization [note 8]                       398,897            797,794
Other assets                                                            19,409             20,779
-------------------------------------------------------------------------------------------------
                                                                       513,899            944,522
-------------------------------------------------------------------------------------------------
Total assets                                                         2,627,331          3,197,615
=================================================================================================

See accompanying notes

                                                                          2003               2002
                                                                            $                  $
-------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current
Accounts payable                                                       293,053            252,727
Accrued charges [note 10]                                              339,198            228,975
Obligations under capital leases, current portion [note 11]              9,955             24,193
Unearned revenue and contract advances [note 6]                        221,262            444,821
Income taxes payable                                                    19,366                 --
-------------------------------------------------------------------------------------------------
Total current liabilities                                              882,834            950,716
-------------------------------------------------------------------------------------------------
Obligations under capital leases, long-term portion [note 11]            5,432             18,080
-------------------------------------------------------------------------------------------------
                                                                       888,266            968,796
-------------------------------------------------------------------------------------------------
Commitments and contingencies [note 12]
Shareholders' equity [note 13]
Share capital
   Authorized
    21,800,000  common shares, par value $0.10 per share
     8,200,000  Class B exchangeable shares, par value
                   $0.10 per share
         1,500  preferred shares, no par value Issued
     6,055,885  common shares [2002 - 5,895,609]
     4,451,365  Class B exchangeable shares [2002 - 4,611,641]       2,349,821          2,349,821
Additional paid-in capital                                           2,016,046          2,008,288
--------------------------------------------------------------------------------------------------
                                                                     4,365,867          4,358,109
Accumulated other comprehensive income (loss)                          108,654            (77,529)
(Deficit)                                                           (2,735,456)        (2,051,761)
-------------------------------------------------------------------------------------------------
Total shareholders' equity                                           1,739,065          2,228,819
-------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                           2,627,331          3,197,615
=================================================================================================

TurboSonic Technologies, Inc. and Subsidiaries

             CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

Year ended June 30                          [expressed in United States dollars]

                                                                          2003               2002
                                                                            $                  $
-------------------------------------------------------------------------------------------------
CONTRACT REVENUE AND SALES                                           6,099,741          4,581,893
Contract costs and cost of sales                                     4,558,928          3,397,128
-------------------------------------------------------------------------------------------------
Gross margin                                                         1,540,813          1,184,765
-------------------------------------------------------------------------------------------------

EXPENSES
Selling, general and administrative                                  1,791,623          1,476,902
Research and development [note 15]                                      20,089              2,089
Stock-based compensation expense [note 13]                               7,758              6,505
Goodwill impairment loss [note 8]                                      398,897                 --
-------------------------------------------------------------------------------------------------
                                                                     2,218,367          1,485,496
-------------------------------------------------------------------------------------------------
(Loss) from operations                                                (677,554)          (300,731)
Interest income                                                          9,502             20,311
Interest (expense)                                                     (15,030)           (21,733)
Debt modification expense [note 9]                                          --            (33,028)
-------------------------------------------------------------------------------------------------
(Loss) before provision for (recovery of) income taxes                (683,082)          (335,181)
Provision for (recovery of) income taxes [note 14]                         613            (15,349)
-------------------------------------------------------------------------------------------------
Net (loss)                                                            (683,695)          (319,832)
Other comprehensive income (loss):
   Foreign currency translation adjustment                             186,183            (39,203)
-------------------------------------------------------------------------------------------------
Comprehensive (loss)                                                  (497,512)          (359,035)
=================================================================================================

Basic (loss) per share [note 16]                                        ($0.07)            ($0.03)
=================================================================================================

Diluted (loss) per share [note 16]                                      ($0.07)            ($0.03)
=================================================================================================

Basic weighted average shares [note 16]                             10,507,250         10,384,613
=================================================================================================
Diluted weighted average shares [note 16]                           10,507,250         10,384,613
=================================================================================================

See accompanying notes

TurboSonic Technologies Inc. and Subsidiaries

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

Year ended June 30                          [expressed in United States dollars]

                                                                                                 Accumulated
                                          Exchangeable and         Additional                       other                Total
                                            common stock            paid-in      Accumulated    comprehensive        shareholders'
                                         Shares        Amount       capital        deficit      income (loss)            equity
                                            #            $              $             $                  $                 $
----------------------------------------------------------------------------------------------------------------------------------
Balance - June 30, 2001                10,000,000     2,299,096     1,549,624     (1,731,929)         (38,326)         2,078,465
Net (loss)                                     --            --            --       (319,832)              --           (319,832)
Stock-based compensation [note 13]             --            --         6,505             --               --              6,505
Translation adjustment                         --            --            --             --          (39,203)           (39,203)
Sale of shares [note 13]                  500,000        50,000       450,000             --               --            500,000
Exercise of options [note 13]               7,250           725         2,159             --               --              2,884
----------------------------------------------------------------------------------------------------------------------------------
Balance - June 30, 2002                10,507,250     2,349,821     2,008,288     (2,051,761)         (77,529)         2,228,819
Net (loss)                                     --            --            --       (683,695)              --           (683,695)
Stock-based compensation [note 13]             --            --         7,758             --               --              7,758
Translation adjustment                         --            --            --             --          186,183            186,183
----------------------------------------------------------------------------------------------------------------------------------
Balance - June 30, 2003                10,507,250     2,349,821     2,016,046     (2,735,456)         108,654          1,739,065
==================================================================================================================================

See accompanying notes

TurboSonic Technologies, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended June 30                          [expressed in United States dollars]

                                                                        2003              2002
                                                                         $                  $
--------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net (loss)                                                            (683,695)          (319,832)
Add charge to operations not requiring a
   current cash payment:
    Stock-based compensation expense [note 13]                           7,758              6,505
    Debt modification expense [note 9]                                      --             33,028
    Depreciation and amortization                                       76,792             49,615
    Goodwill impairment loss [note 8]                                  398,897                 --
-------------------------------------------------------------------------------------------------
                                                                      (200,248)          (230,684)
Changes in non-cash working capital balances related
   to operations [note 17]                                             444,298           (801,091)
-------------------------------------------------------------------------------------------------
Cash provided by (applied to) operating activities                     244,050         (1,031,775)
-------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Purchase of capital assets                                             (33,676)           (55,336)
-------------------------------------------------------------------------------------------------
Cash (applied to) investing activities                                 (33,676)           (55,336)
-------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
(Repayment) of capital leases                                          (28,825)           (12,424)
Proceeds from issuance of common shares [note 13]                           --            502,884
(Repayment) of shareholder loans [note 9]                                   --           (253,205)
-------------------------------------------------------------------------------------------------
Cash (applied to) provided by financing activities                     (28,825)           237,255
-------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                161,671            (88,083)
-------------------------------------------------------------------------------------------------

Net cash provided (applied) during year                                343,220           (937,939)
Cash and cash equivalents, beginning of year                           840,665          1,778,604
-------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                               1,183,885            840,665
=================================================================================================

Cash paid for:
Interest                                                                15,073             20,687
Income taxes                                                               300             78,110
=================================================================================================

See accompanying notes

TurboSonic Technologies, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003                               [expressed in United States dollars]

1. ORGANIZATION AND BUSINESS DESCRIPTION

TurboSonic Technologies, Inc. and its subsidiaries [collectively the "Company"], designs and markets integrated pollution control and industrial gas cooling/conditioning systems including liquid atomization technology and dust suppression systems to ameliorate or abate industrial environmental problems.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles and are within the framework of the significant accounting policies summarized below:

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

June 30, 2003                               [expressed in United States dollars]

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES cont'd

Goodwill

Under Statement of Financial Accounting Standard ["SFAS"] No.142, goodwill is no longer amortized but is subject to an annual impairment review [or more frequently if deemed appropriate]. Since the adoption of SFAS No. 142 as at July 1, 2001, the Company has completed the transitional impairment test as at July 1, 2001 and annual impairment tests as at April 1, 2002 and 2003, to identify if there is any impairment to the goodwill using a fair value methodology by reporting unit [note 8].

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

June 30, 2003                               [expressed in United States dollars]

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

Government grants

Government grants are recorded when qualifying expenditures are incurred or the specific terms of grant contracts are fulfilled. Grants received in advance of the incurrence of qualifying expenditures are recorded as deferred grant revenue. Grants received to finance specific expenses are included in the statement of loss as a reduction of these expenses. Grants received to finance capital expenditures are applied to reduce the cost of the related capital assets.

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

June 30, 2003                               [expressed in United States dollars]

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES cont'd

Income taxes

The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes ["SFAS 109"]. SFAS 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance against the deferred tax assets is provided when it is more likely than not that a portion or all of a deferred tax asset will not be realized.

Advertising costs

All costs associated with advertising and promoting products are expensed as incurred. Advertising and promotion expense was $36,383 in 2003 [$33,713 in 2002].

Stock-based compensation

Financial Accounting Standards Board ["FASB"] SFAS No. 123, Accounting for Stock-Based Compensation, provides an alternative to APB Opinion No. 25. The Company follows APB Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for stock-based compensation issued to employees. For companies that continue to account for stock-based compensation arrangements under Opinion No. 25, Statement No. 123 requires disclosure of the pro forma effect on net income and earnings per share of its fair value based accounting for those arrangements. The Company has determined the fair value of the options and warrants at their date of grant using a Black-Scholes option pricing model.

Warranty

The Company carries a reserve based upon historical warranty claims experience. Additionally, warranty accruals are established on the basis of anticipated future expenditures as specific warranty obligations are identified, and are expensed to cost of sales. Expenditures exceeding such accruals are expensed direct to cost of sales.

TurboSonic Technologies, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003                               [expressed in United States dollars]

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES cont'd

Loss per share

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. In computing the loss per share, the TurboSonic Canada Inc. Class B exchangeable shares, disclosed in note 13, are considered outstanding common shares of TurboSonic Technologies, Inc. Diluted loss per share reflects the per share amount under the treasury stock method that would have resulted if dilutive potential common stock had been converted to common stock, as prescribed by SFAS 128.

Foreign currency translation

The Company maintains its accounts in Canadian dollars for Canadian-based subsidiaries, their functional currency, and in United States dollars for the legal parent company. The consolidated financial statements have been translated into United States dollars in accordance with SFAS No. 52, Foreign Currency Translation. All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Income statement amounts have been translated using the average exchange rate for the year. The gains and losses resulting from the changes in exchange rates from year to year have been reported separately as a component of comprehensive income.

Use of estimates

The preparation of the consolidated financial statements, in accordance with United States generally accepted accounting principles, requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the period. Actual results could differ from those estimates.

TurboSonic Technologies, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003                               [expressed in United States dollars]

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES cont'd

Impact of recently issued accounting standards

Accounting for Asset Retirement Obligations

In June 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations". SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It requires recognition of the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. The adoption of SFAS 143 for fiscal 2003 has not had a significant impact on these financial statements.

Accounting for Impairment or Disposal of Long-Lived Assets

In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 established a single model for the impairment of long-lived assets, broadens the presentation of discontinued operations to include more disposal transactions, and states that discontinued operations losses will be measured and recognized when realized. SFAS 144 was adopted for fiscal 2002. The adoption of SFAS 144 has not had a significant impact on these financial statements.

Accounting for Costs Associated with Exit or Disposal Activities

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 nullifies Emerging Issues Task Force [EITF] Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity [Include Certain Costs Incurred in a Restructuring]" in its entirety and addresses the significant issues relating to recognition, measurement, and reporting costs associated with an exit or disposal activity, including restructuring activities. Pursuant to SFAS 146, a liability is recorded on the date on which the obligation is incurred and should be initially measured at fair value. Under EITF Issue No. 94-3, a liability for such costs is recognized as of the date of an entity's commitment to an exit plan as well as its measurement and reporting. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 has not had a significant impact on these financial statements.

TurboSonic Technologies, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003                               [expressed in United States dollars]

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES cont'd

Impact of recently issued accounting standards

Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others

In November 2002, the FASB issued FASB Interpretation 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others". This guarantee significantly changes current practice in the accounting for, and disclosure of guarantees. The adoption of this interpretation did not have a material impact on the consolidated financial statements.

Accounting for Stock-Based Compensation - Transition and Disclosure

In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation Transition and Disclosure". SFAS 148 is effective for 2003, and increases the disclosure requirements for stock-based compensation plans. The impact of implementation of SFAS 148 in 2003 was to increase the Company's pro forma stock compensation disclosure [note 13].

Consolidation of Variable Interest Entities

In January of 2003, the FASB issued Interpretation No. 46 ["FIN 46"], "Consolidation of Variable Interest Entities." FIN 46 requires investors with a majority of the variable interests in a variable interest entity ["VIE"] to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures about their involvement with entities that qualify as a VIE. A VIE is an entity in which the equity investors do not have a controlling interest or in which the equity at risk is insufficient to finance the entity's activities without receiving subordinated financial support from other parties. The adoption of this interpretation did not have a material impact on the consolidated financial statements.

Accounting for Derivative Instruments and Hedging

In May 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". The statement clarifies and amends accounting for derivative instruments including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133. SFAS 149 is effective for contracts entered into or modified after June 30, 2003. The Company does not expect that adoption of this standard will have a material impact on its consolidated financial statements.

TurboSonic Technologies, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003                               [expressed in United States dollars]

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES cont'd

Impact of recently issued accounting standards

Accounting for Certain Financial Instruments with Characteristics of both Assets and Liabilities

In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Assets and Liabilities". SFAS 150 addresses the accounting for these types of freestanding financial instruments: mandatory redeemable shares, put options and forward purchase contracts, and instruments that are liabilities under this Statement that can be settled for shares. This standard is effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective after June 15, 2003. The adoption of this interpretation did not have a material impact on the consolidated financial statements.

3. FINANCIAL INSTRUMENTS

Fair value of financial instruments

The carrying amounts reported in the balance sheet for cash and cash equivalents, accounts receivable, income taxes receivable, income taxes payable, accounts payable, accrued charges and obligations under capital leases approximate fair value based on the short-term maturity of these instruments.

Credit risk

Trade accounts receivable potentially subject the Company to credit risk. Sales are made to end users of all sizes located primarily in North America. The Company provides an allowance for doubtful accounts equal to the estimated losses expected to be incurred in the collection of accounts receivable.

As at June 30, 2003, the Company had three customers that comprised 35% of the total trade receivable balance and had three customers that comprised 69% of the total trade receivable balance at June 30, 2002.

The Company's cash balances are maintained in one United States chartered bank, which is an AA rated financial institution. The Company's cash balances for the Canadian-based subsidiaries are maintained in two Canadian chartered banks, which are AA rated financial institutions.

TurboSonic Technologies, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003                               [expressed in United States dollars]

4. ACCOUNTS RECEIVABLE

                                                          2003             2002
                                                            $                $
--------------------------------------------------------------------------------

Trade accounts receivable                              798,600        1,238,682
Other receivables                                       11,202            7,975
Allowance for doubtful accounts                        (49,183)         (44,357)
--------------------------------------------------------------------------------
                                                       760,619        1,202,300
================================================================================

Bad debt expense was $0 in 2003 and $5,124 in 2002.

5. INVENTORIES

                                                          2003             2002
                                                            $                $
--------------------------------------------------------------------------------

Finished goods                                          66,021          179,303
Reserve for obsolescence                                (8,823)         (99,967)
--------------------------------------------------------------------------------
                                                        57,198           79,336
================================================================================

TurboSonic Technologies, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003                               [expressed in United States dollars]

6. COST AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

                                                            2003           2002
                                                              $              $
--------------------------------------------------------------------------------

Costs incurred on uncompleted contracts                3,097,549     11,455,713
Estimated earnings                                       746,105        580,738
--------------------------------------------------------------------------------
                                                       3,843,654     12,036,451
Less billings to date                                  4,000,392    (12,406,010)
--------------------------------------------------------------------------------
                                                        (156,738)      (369,559)
================================================================================

Included in the accompanying balance sheets under the following captions:

                                                            2003           2002
                                                              $              $
--------------------------------------------------------------------------------

Deferred contract costs and unbilled revenue              64,524         75,262
Unearned revenue and contract advances                  (221,262)      (444,821)
--------------------------------------------------------------------------------
                                                        (156,738)      (369,559)
================================================================================

As the result of the financial difficulties experienced by one of the Company's subcontractors that became known subsequent to June 30, 2001, the estimated completion costs for a project were revised upward by $177,000 in the fiscal 2001 financial statements. In the second quarter of the year ended June 30, 2002, the estimated completion costs were increased by a further $140,000 to a total of $317,000. Substantially all of the estimated completion costs were incurred by June 30, 2002, and no further increases were deemed necessary. Recovery, in whole or part, of these increased costs may be possible through the liquidation of the assets of the subcontractor, although, due to the uncertainty, no recovery has been recorded. The liquidation process was not complete at June 30, 2003.

TurboSonic Technologies, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003                               [expressed in United States dollars]

7. CAPITAL ASSETS

                                                    Accumulated      Net Book
                                       Cost        Depreciation        Value
2003                                     $               $               $
--------------------------------------------------------------------------------

Office equipment                      552,600          507,698         44,902
Other equipment                       412,486          367,336         45,150
Leasehold improvements                 31,370           25,829          5,541
--------------------------------------------------------------------------------
                                      996,456          900,863         95,593
================================================================================

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
================================================================================

Total depreciation incurred by the Company during fiscal 2003 was $76,792 [2002
- $49,615].

The total depreciation, included in the above amounts, for assets under capital leases during fiscal 2003 was $28,885 [2002 - $31,733].

The purchase of certain capital assets was made through the use of capital leases. Capital assets under capital leases at June 30 are as follows:

                                                    Accumulated      Net Book
                                       Cost        Depreciation        Value
2003                                      $               $               $
--------------------------------------------------------------------------------

                                       97,719           87,764          9,955

                                                    Accumulated      Net Book
                                       Cost        Depreciation        Value
2002                                      $              $               $
--------------------------------------------------------------------------------

                                       86,846           53,584         33,262

TurboSonic Technologies, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003                               [expressed in United States dollars]

8. GOODWILL

The changes in the carrying amount of goodwill are as follows:

                                             Scrubber     Nozzle
                                              Systems     Systems        Total
                                                 $           $             $
--------------------------------------------------------------------------------

Balance as of June 30, 2001
   and June 30, 2002                          398,897     398,897       797,794
Impairment loss recognized in operating
    income                                   (398,897)         --      (398,897)
--------------------------------------------------------------------------------
Balance as of June 30, 2003                        --     398,897       398,897
================================================================================

The Company completed its goodwill impairment testing as at April 1, 2003, as required by SFAS No. 142. The Company has two reportable business segments - nozzle systems and scrubber systems. Due to deferred demand in the capital good markets relative to the status of environmental regulatory changes, the scrubber systems business segment has experienced depressed revenue levels and losses from operations. These conditions have created uncertainty regarding the forecasted future cash flows required to support the goodwill associated with the scrubber business segment under the rules of SFAS No. 142. Accordingly, the Company has concluded that the $398,897 of goodwill associated with this business segment should be expensed in the period ended June 30, 2003. The Company has concluded that there has not been an impairment associated with the nozzle systems segment.

9. LOANS FROM SHAREHOLDERS

Certain officers, directors and shareholders of the Company, lent an aggregate of Cdn $400,000 [U.S. $261,510] during the 1999 fiscal year. All of these loans were initially repayable two years from the date of the loan, bearing interest at 10% per annum and were collateralized by a lien upon and security interest in substantially all of the Company's assets. As an inducement to advance these sums and later to extend the maturity date by one year, the lenders were granted detachable warrants to purchase an aggregate of 800,000 common shares.

During the year ended June 30, 2002, all of the shareholder loans were repaid in full on or prior to the due date.

TurboSonic Technologies, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003                               [expressed in United States dollars]

10. WARRANTY

As part of the normal sale of scrubber and nozzle systems, the Company has provided its customers with product warranties. The warranties generally extend for twelve months from the date of start-up or eighteen months after shipment to the customer. The following summarizes the accrual of product warranties that is recorded as part of other accrued liabilities in the accompanying consolidated balance sheet as at June 30, 2003:

                                                      2003               2002
                                                        $                  $
--------------------------------------------------------------------------------

Beginning balance                                   58,385             58,565
Payments made                                      (11,503)           (17,862)
Provisions made                                     21,741             17,682
--------------------------------------------------------------------------------
                                                    68,623             58,385
================================================================================

11. OBLIGATIONS UNDER CAPITAL LEASES

The Company has entered into certain capital leases for automobiles and computer hardware and software, with interest rates ranging from 4.8% to 10%.

The following is a schedule of the future minimum lease payments:

                                                                            $
--------------------------------------------------------------------------------

2004                                                                    11,414
2005                                                                     4,859
--------------------------------------------------------------------------------
Total minimum lease payments                                            16,273
Less amount representing interest                                          886
--------------------------------------------------------------------------------
                                                                        15,387
Less current portion                                                     9,955
--------------------------------------------------------------------------------
                                                                         5,432
================================================================================

TurboSonic Technologies, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003                               [expressed in United States dollars]

12. COMMITMENTS AND CONTINGENCIES

[a]   Operating leases

      The Company has entered into operating leases, expiring through 2009, for office equipment and premises. Total minimum annual payments under these leases for the years after June 30, 2003 are as follows:

                                                                         $
      --------------------------------------------------------------------------

      2004                                                            83,537
      2005                                                            54,795
      2006                                                            48,376
      2007                                                            47,320
      2008                                                            47,320
      2009                                                             4,318
      --------------------------------------------------------------------------
                                                                     285,666
      ==========================================================================

      Rental expense for office equipment and premises was $109,200 in 2003 [$124,175 in 2002].

[b]   Contingencies

      General

      The Company's standard contractual terms with respect to the sale of its products and systems disclaim any liability for consequential or indirect losses or damages stemming from any failure of the Company's products or systems or any component thereof. The Company customarily seeks contractual indemnification from its subcontractors for any loss, damage or claim arising from the subcontractor's failure of performance, negligence or malfeasance. It is possible, however, that a customer's inability to comply with applicable pollution control laws, or regulations stemming from the failure or non-performance of the Company's products or systems, may subject the Company to liability for any fines imposed upon such customer by governmental regulatory authorities, or for damages asserted to have been incurred by any third party adversely affected thereby.

TurboSonic Technologies, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003                               [expressed in United States dollars]

12. COMMITMENTS AND CONTINGENCIES cont'd

[b]   Contingencies cont'd

      Account receivable

      A dispute existed with a customer as to whether a Wet Electrostatic Precipitation System met the performance specified in the contract relating to a fiscal 2001 installation. The customer refused to pay $400,000, which TurboSonic asserted was due under the terms of the contract. In addition, the customer submitted backcharges to the Company in an amount that approximated the outstanding balance.

      In the fourth quarter of fiscal 2003, a settlement was reached in which the entire holdback was released to the Company, compensation was received for its time and expenses incurred while providing assistance to the customer, and a letter was received which confirmed that all of the Company's obligations under the contract had been fulfilled.

13. SHAREHOLDERS' EQUITY

Common and Class B exchangeable shares

The Company has total authorized share capital of 30,000,000 shares. In connection with the consolidation of the Company with Turbotak Technologies Inc., on August 27, 1997, the shareholders of Turbotak Technologies Inc. exchanged their shares for the Class B exchangeable shares of a wholly owned subsidiary of the Company. These shares are exchangeable, at any time, at the election of the holders of such shares, into an equivalent number of common shares of the Company. The Class B exchangeable shares have voting rights through a trustee. During 2003, 160,276 Class B exchangeable shares were exchanged for common shares of the Company, leaving 4,451,365 Class B exchangeable shares outstanding as of June 30, 2003.

During 2002, the Company entered into an agreement to form a strategic alliance with Hamon Research-Cottrell, Inc. ["Hamon"]. As part of the agreement, Hamon acquired directly from the Company 500,000 shares of TurboSonic common stock, representing an approximate 4.7% equity interest at $1.00 U.S. per share. Certain of TurboSonic's shareholders, including officers and directors, granted options to Hamon to acquire control of TurboSonic from these shareholders at prices ranging from $1.80 to $2.50 per share. These options are exercisable only in the event that Hamon initiates a tender offer for TurboSonic's common stock, and expire August 31, 2003. The agreement also provides for the joint marketing of certain products.

At the end of 2003, a total of 6,055,885 common shares and 4,451,365 Class B exchangeable shares were outstanding.

TurboSonic Technologies, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003                               [expressed in United States dollars]

13. SHAREHOLDERS' EQUITY cont'd

Stock-based compensation

The Company instituted the 2000 stock plan [the "2000 Plan"] with the express purpose of encouraging key employees of the Company, as well as other individuals who render services to the Company, by providing opportunities to participate in the ownership of the Company. The Plan provides for the grant of options, awards of capital stock in the Company and opportunities to make direct purchases of capital stock in the Company. Collectively, these are referred to as stock rights.

A stock plan [the "2003 Plan"] was approved at a shareholders vote at the Company's annual meeting held December 10, 2002. The 2003 Plan is essentially on the same basis as the 2000 Plan [collectively the "Plans"].

The Plans are administered by the Board of Directors or a committee established by the Board of Directors. The Board [or committee] shall determine to whom such stock rights may be granted, determine at which times the stock rights shall be granted and determine the time or times when each option shall become exercisable and the duration of the exercise period. The exercise price per each stock option granted under the Plans shall be not less than the fair market value per share of common stock on the date of such grant.

The stocks, subject to stock rights, shall be authorized but unissued shares of common stock of the Company or shares of common stock reacquired by the Company in any manner. The aggregate number of shares that may be issued, pursuant to the Plans, is 750,000 under the 2000 Plan and 500,000 under the 2003 Plan, subject to certain adjustments.

As a result of Board actions and Plan amendments in the 2000 and 2001 fiscal years, certain options which were issued in the prior years are accounted for as "variable plan options" in accordance with FIN 28, Accounting for Stock Appreciation Rights, and other variable stock option or award plans. In 2003, an expense of $7,758 [2002 - $6,505] was recorded in connection with these options.

The Company accounts for all other option grants in accordance with APB Opinion No. 25, Accounting for Stock Issues to Employees.

In July and December 2001, eight Company directors and advisers were granted options to purchase 10,000 common shares each at an exercise price of $0.80. The options expire five years from the grant date, and vest on July 30, 2006.

TurboSonic Technologies, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003                               [expressed in United States dollars]

13. SHAREHOLDERS' EQUITY cont'd

Stock-based compensation cont'd

In June 2002, eight Company directors and advisers were each granted options to purchase 10,000 common shares each at an exercise price of $0.45. The options expire five years from the grant date, and vest on June 30, 2005.

A summary of the option activity since June 30, 2001 is shown below:

                                    Number of shares        Weighted          Number of shares
                                      to be issued          average             available for
                                      upon exercise        exercise            future issuance
                                     of outstanding          price            excluding options
                                         options               $             already outstanding
------------------------------------------------------------------------------------------------
Balance, June 30, 2001                   640,000             0.4178                110,000
   Granted during the year                80,000             0.8000                (80,000)
   Granted during the year                80,000             0.4500                (80,000)
   Exercised during the year              (7,250)            0.4000                     --
   Forfeited during the year             (50,500)            0.4321                 50,500
------------------------------------------------------------------------------------------------
Balance, June 30, 2002                   742,250             0.4616                    500
   New options authorized                     --                 --                500,000
------------------------------------------------------------------------------------------------
Balance, June 30, 2003                   742,250             0.4616                500,500
================================================================================================

The weighted average characteristics of options outstanding at June 30, 2003 are as follows:

                       Options outstanding                                  Options exercisable
------------------------------------------------------------------       ------------------------

                                        Weighted
                       Weighted          average                                         Weighted
                        average         remaining                                         average
     Exercise          exercise        contractual       Number            Number        exercise
       price             price            life         outstanding       exercisable      price
         $                 $             [years]            #                 #              $
-------------------------------------------------------------------------------------------------
      0.4000            0.4000             3.2          522,250            243,520        0.4000
      0.4500            0.4500             4.0           80,000                 --            --
      0.5625            0.5625             3.3           60,000             60,000        0.5625
      0.8000            0.8000             2.3           80,000                 --            --
-------------------------------------------------------------------------------------------------
                        0.4616                          742,250            303,520        0.4305
-------------------------------------------------------------------------------------------------

TurboSonic Technologies, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003                               [expressed in United States dollars]

13. SHAREHOLDERS' EQUITY cont'd

Stock-based compensation cont'd

Pro forma information regarding net income and earnings per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee, director and adviser stock options under the fair value method of that statement. There were no options granted in 2003. The fair value of options granted in fiscal 2002 was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions; risk-free interest rate of 6.0%, dividend yield of 0.0%, volatility factor of the expected market price of the Company's common stock of 0.968, and a weighted-average expected life of the options of 4.3 years. The average fair value of options granted in fiscal 2002 was $0.33.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period. The Company's pro forma information is as follows:

                                                             2003          2002
                                                              $             $
--------------------------------------------------------------------------------

Net (loss)                                               (683,695)     (319,832)
Stock-based compensation expense under APB No.25            7,758         6,505
Stock-based compensation expense under SFAS No.123        (25,578)      (22,581)
--------------------------------------------------------------------------------
Pro forma (loss)                                         (701,515)     (335,908)
================================================================================

Pro forma income per share:
   Basic                                                 $  (0.07)     $  (0.03)
   Diluted                                               $  (0.07)     $  (0.03)

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

TurboSonic Technologies, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003                               [expressed in United States dollars]

13. SHAREHOLDERS' EQUITY cont'd

Warrants cont'd

As an inducement to extend the maturity dates of the loans, the Company modified the exercise price of the detachable stock purchase warrants as follows: for three years after the initial date of the respective loan at a price of $0.50 per share, for a period of two years following the initial three year period at a price of $0.75 per share, and for an additional period of one year at a price of $1.00 per share. Additionally, warrants to acquire another 400,000 common shares were granted in aggregate to the lenders, at a price of $0.5625 per share, commencing on the first day of the extension of their loan for a period of two years. The expiry of both sets of warrants is now stated to be the earlier of the specified expiry date, or ninety days after the date that the common shares in the Company stock have closed at a trading price above $1.50 for 30 consecutive trading days. The new warrants and the modification of existing warrants were recorded at fair value as debt modification costs [$75,240] in October 2000 and were amortized using the interest method over the new term of the debt.

14. INCOME TAXES

Details of the income tax provision (recovery) are as follows:

                                                   2003               2002
                                                     $                  $
--------------------------------------------------------------------------------

Current:   - U.S.                                   613                600
           - Canadian                                --            (15,949)
--------------------------------------------------------------------------------
Total current taxes                                 613            (15,349)
--------------------------------------------------------------------------------
Deferred:  - U.S.                                    --                 --
           - Canadian                                --                 --
--------------------------------------------------------------------------------
Total deferred taxes                                 --                 --
--------------------------------------------------------------------------------
Income tax provision (recovery)                     613            (15,349)
================================================================================

TurboSonic Technologies, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003                               [expressed in United States dollars]

14. INCOME TAXES cont'd

Components of the current tax provision are as follows:

                                                              2003                    2002
                                                         $              %          $            %
--------------------------------------------------------------------------------------------------
(Recovery of) income tax based
   on basic U.S. tax rates                          (210,095)         (31)     (70,986)       (21)
(Recovery of) income taxes based
   on basic Canadian federal income tax rates        (16,354)          (2)     (34,128)       (10)
(Recovery of) income taxes based on basic
   Canadian provincial income tax rates               (8,144)          (1)     (16,306)        (5)
Non-deductible stock compensation expense                 --           --        1,365         --
Non-deductible debt modification expense                  --           --       13,620          4
Non-deductible goodwill impairment loss              135,625           20           --         --
Benefit of deductible temporary differences
  and tax losses not recognized during the year       94,018           14       86,180         26
Other                                                  5,563           --        4,906          1
--------------------------------------------------------------------------------------------------
                                                         613           --      (15,349)        (5)
==================================================================================================

The following is a summary of the statutory income tax rates used:

                                                                           2003              2002
                                                                             %                 %
--------------------------------------------------------------------------------------------------
U.S.                                                                        34.0             34.0
Canadian federal                                                            25.1             27.0
Canadian provincial                                                         12.5             12.9

(Loss) before provision for income taxes:

                                                                          2003               2002
                                                                            $                  $
--------------------------------------------------------------------------------------------------
U.S.                                                                  (617,928)          (208,781)
Canadian                                                               (65,154)          (126,400)
--------------------------------------------------------------------------------------------------
Income before provision for income taxes                              (683,082)          (335,181)
==================================================================================================

TurboSonic Technologies, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003                               [expressed in United States dollars]


14. INCOME TAXES cont'd

Income taxes paid are as follows:
                                                         2003           2002
                                                           $              $
--------------------------------------------------------------------------------

Canadian federal                                           --         47,188
Canadian provincial                                        --         27,422
U.S. federal                                               --             --
U.S. state                                                613          3,500
--------------------------------------------------------------------------------
                                                          613         78,110
================================================================================

Income tax refunds received are as follows:
                                                         2003           2002
                                                           $              $
--------------------------------------------------------------------------------

Canadian federal                                       20,526          9,664
Canadian provincial                                     6,703             --
U.S. federal                                               --             --
--------------------------------------------------------------------------------
                                                       27,229          9,664
================================================================================

The Company has unutilized operating losses in the United States of approximately $1,780,000 available for carry forward to reduce income taxes otherwise payable in future years. This amount includes purchased loss carryforwards of approximately $1,000,000. Access to purchased unutilized operating losses is restricted to $83,168 per year until 2012. If the amount is not used during the year, it is available for utilization in future years. A total of $240,555 relating to prior year purchased operating losses was available to apply against current year income. Other unutilized operating losses available for carryforward total approximately $740,000 and expire in 2012. During the current year, losses in the amount of $0 [$0 in 2002] were utilized.

Deferred tax liabilities and assets are comprised of the following as at June
30:

                                                             2003          2002
                                                               $             $
--------------------------------------------------------------------------------

Book over (under) tax depreciation                          9,076           106
Benefit of unrecorded investment tax credits                   --        14,206
Reserves not currently deductible                          20,669        24,522
Net operating loss carryforward                           618,652       541,566
--------------------------------------------------------------------------------
Total deferred tax assets                                 648,397       580,400
Valuation allowance for deferred tax assets              (648,397)     (580,400)
--------------------------------------------------------------------------------
Net deferred tax asset (liabilities)                           --            --
================================================================================

TurboSonic Technologies, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003                               [expressed in United States dollars]


15. RESEARCH AND DEVELOPMENT EXPENSES

                                                                          2003               2002
                                                                            $                  $
--------------------------------------------------------------------------------------------------
Expenses incurred                                                       22,569             32,210
Customer payments                                                       (2,480)                --
Government grants                                                           --            (30,121)
--------------------------------------------------------------------------------------------------
                                                                        20,089              2,089
==================================================================================================

16. LOSS PER SHARE

The following table sets forth the computation of basic and diluted loss per share. The effect of dilutive securities is included only when dilutive.

                                                                          2003               2002
                                                                            $                  $
--------------------------------------------------------------------------------------------------
Numerator
Net (loss)                                                            (683,695)          (319,832)
==================================================================================================

Denominator
Denominator for basic earnings per share -
   weighted average shares outstanding                              10,507,250         10,384,613
--------------------------------------------------------------------------------------------------
Denominator for diluted earnings per share -
   adjusted weighted average shares and assumed conversions         10,507,250         10,384,613
==================================================================================================
Basic (loss) per share                                                  $(0.07)            $(0.03)
==================================================================================================
Diluted (loss) per share                                                $(0.07)            $(0.03)
==================================================================================================

For 2003 and 2002, all warrants and options were anti-dilutive and therefore excluded from this calculation.

TurboSonic Technologies, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003                               [expressed in United States dollars]

17. SUPPLEMENTARY INFORMATION ON CASH FLOWS

                                                                          2003            2002
                                                                            $               $
-------------------------------------------------------------------------------------------------
Changes in non-cash working capital balances related to operations:
Decrease in accounts receivable                                          527,566         487,271
Decrease (increase) in income taxes receivable                            10,013          (9,608)
Decrease (increase) in inventories                                        24,410            (525)
Decrease in deferred contract costs and unbilled revenue                  16,900       1,141,771
(Increase) in other current assets                                        (1,786)         (8,161)
Decrease in other assets                                                   1,370              --
Increase (decrease) in accounts payable                                    9,838      (1,495,888)
Increase (decrease) in accrued charges                                    84,053         (99,728)
(Decrease) in unearned revenue and contract advances                    (250,051)       (737,606)
Increase (decrease) in income taxes payable                               21,985         (78,617)
-------------------------------------------------------------------------------------------------
                                                                         444,298        (801,091)
=================================================================================================

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

TurboSonic Technologies, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003                               [expressed in United States dollars]

18. SEGMENTED INFORMATION cont'd

Contract revenue and sales are broken down geographically as follows:

                                                             2003           2002
                                                               $              $
--------------------------------------------------------------------------------

United States                                           4,221,000      3,583,000
Canada                                                  1,147,000        696,000
Asia                                                      122,000         47,000
Europe                                                    177,000         55,000
South America                                             268,000        157,000
Other                                                     164,741         43,893
--------------------------------------------------------------------------------
                                                        6,099,741      4,581,893
================================================================================

The long-lived assets of the nozzle segment are located in the United States while the remainder of the Company's assets, including those of the scrubber segment, are located in Canada. For the year ended June 30, 2003, three customers represented 45% of total revenues [in fiscal 2002, two customers represented 27% of total revenues].

TurboSonic Technologies, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003                               [expressed in United States dollars]

18. SEGMENTED INFORMATION cont'd

Industry segments

                                       Scrubber        Nozzle
                                        Systems        Systems          Other         Total
----------------------------------------------------------------------------------------------
2003                                       $              $               $             $
----------------------------------------------------------------------------------------------
Contract revenue and sales
Evaporative gas cooling                      --       1,154,212             --      1,154,212
Dust suppression                             --         152,292             --        152,292
Spray dry systems                            --       1,122,150             --      1,122,150
Other nozzle systems                         --         243,132             --        243,132
Wet scrubber systems                  1,326,619              --             --      1,326,619
Wet electrostatic precipitation       2,101,336              --             --      2,101,336
----------------------------------------------------------------------------------------------
Total contract revenue and sales      3,427,955       2,671,786             --      6,099,741
----------------------------------------------------------------------------------------------
(Loss) income from operations          (781,550)        103,996             --       (677,554)
Interest income                           5,340           4,162             --          9,502
Interest expense                         (8,447)         (6,583)            --        (15,030)
----------------------------------------------------------------------------------------------
(Loss) income before provision
   for income taxes                    (784,657)        101,575             --       (683,082)
Provision for income taxes                  344             269             --            613
----------------------------------------------------------------------------------------------
Net (loss) income                      (785,001)        101,306             --       (683,695)
==============================================================================================

Depreciation and amortization            43,156          33,636             --         76,792
Capital expenditures                     19,036          14,640             --         33,676
Segment assets                          397,791       1,045,655      1,183,885      2,627,331
Capital assets                           54,149          41,444             --         95,593
Goodwill                                     --         398,897             --        398,897

TurboSonic Technologies, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003                               [expressed in United States dollars]

18. SEGMENTED INFORMATION cont'd

                                        Scrubber         Nozzle
                                        Systems         Systems         Other        Total
----------------------------------------------------------------------------------------------
2002                                       $               $              $            $
----------------------------------------------------------------------------------------------
Contract revenue and sales
Evaporative gas cooling                        --       1,878,263           --      1,878,263
Dust suppression                               --          44,472           --         44,472
Spray dry systems                              --         298,220           --        298,220
Other nozzle systems                           --         395,010           --        395,010
Wet scrubber systems                    1,785,225              --           --      1,785,225
Wet electrostatic precipitation           180,703              --           --        180,703
----------------------------------------------------------------------------------------------
Total contract revenue and sales        1,965,928       2,615,965           --      4,581,893
----------------------------------------------------------------------------------------------
(Loss) income from operations            (483,162)        149,403           --       (333,759)
Interest income                             8,734          11,577           --         20,311
Interest expense                           (9,345)        (12,388)          --        (21,733)
----------------------------------------------------------------------------------------------
(Loss) income before (recovery of)
   provision for taxes                   (483,773)        148,592           --       (335,181)
(Recovery of) provision for
   income taxes                           (65,870)         50,521           --        (15,349)
----------------------------------------------------------------------------------------------
Net (loss) income                        (417,903)         98,071           --       (319,832)
==============================================================================================

Depreciation and amortization              32,276          17,339           --         49,615
Capital expenditures                       49,936           5,400           --         55,336
Segment assets                          1,113,705       1,243,245      840,665      3,197,615
Capital assets                             84,129          41,820           --        125,949
Goodwill                                  398,897         398,897           --        797,794

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

Date: September 26, 2002

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signatures                  Capacity                                    Date
                                     --------                                    ----
  /s/ Edward F. Spink                Chairman of the Board of            September 26, 2002
------------------------------        Directors and Chief Executive
      Edward F. Spink                 Officer (Principal
                                      Executive Officer)

  /s/ Patrick J. Forde               President, Secretary, Treasurer     September 26, 2002
------------------------------        and Director (Principal
      Patrick J. Forde                Financial and Accounting
                                      Officer)

  /s/ Richard H. Hurd                Director                            September 26, 2002
------------------------------
      Richard H. Hurd

  /s/ Donald R. Spink, Sr.           Director                            September 26, 2002
------------------------------
      Dr. Donald R. Spink, Sr.

  /s/ Jonathan R. Lagarenne          Director                            September 26, 2002
------------------------------
      Jonathan R. Lagarenne

  /s/ Frederick R. Berlet            Director                            September 26, 2002
------------------------------
      Frederick R. Berlet

  /s/ James R. Thompson              Director                            September 26, 2002
------------------------------
      James R. Thompson