Form 10QSB
period 2003-09-30
TURBOSONIC TECHNOLOGIES INC
filed 2003-11-14
CIK 900393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                                                 September 30, 2003

Commission File Number                                                                               0-21832

TurboSonic Technologies, Inc.
Exact name of small business issuer as specified in its charter)

Delaware	13-1949528
(State of other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

550 Parkside Drive, Suite A-14,
Waterloo, Ontario, Canada	N2L 5V4
(Address of principal executive offices)	(Zip Code)

519-885-5513
(Issuer's telephone number, including area code)

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X ] No [ ]

The number of shares outstanding of the Issuer's Common Stock was 10,507,250 as of September 30, 2003.

Transitional Small Business Disclosure Format (check one).   Yes [ ] No [X]

1 -

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES
Form 10-QSB

TURBOSONIC TECHNOLOGIES, INC.
AND SUBSIDIARIES

Consolidated Statement of (Loss) Income and Comprehensive Loss
US dollars (Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	September 30,	September 30,
	2003	2002

Nozzle systems revenue	$535,919	$846,328

Scrubber systems revenue	610,701	1,382,855

Total revenue	1,146,620	2,229,183

Cost of nozzles systems	348,096	629,383

Cost of scrubber systems	470,757	1,162,994

Total cost of goods sold	818,853	1,792,377

Gross profit	327,767	436,806

Selling, general and administrative
expenses	504,350	352,957

Stock-based compensation expense
	1,823	1,660

Depreciation and amortization	13,613	8,974

Total expenses	519,786	363,591

(Loss) gain from operations	(192,019)	73,215

Interest income net	4,143	1,048

(Loss) net income before taxes	(187,876)	74,263

Provision for income taxes	1,620	42,279

Net (loss) income	$(189,496)	$ 31,984

Other comprehensive (loss): foreign
currency translation	(5,658)	(58,782)

Comprehensive (loss)	$(195,154)	$ (26,798)

Weighted average number of shares
outstanding	10,507,250	10,507,250

Diluted weighted average number of shares
[note 6]	10,507,250	10,507,250

Basic EPS	(0.018)	0.003

Diluted EPS	(0.018)	0.003

TURBOSONIC TECHNOLOGIES, INC.
AND SUBSIDIARIES

Consolidated Balance Sheet
(US dollars)

	September 30 2003	June 30, 2003
	(Unaudited)	(Audited)
Assets
Current Assets:

Cash and cash equivalents	$1,033,546	$1,183,885
Contracts and accounts receivable, net of allowance
for doubtful accounts of $49,107 and $45,628	713,633	760,619
Deferred contract costs and unbilled revenue [note 2]	101,374	64,524
Inventories	71,553	57,198
Other current assets	37,970	47,206
Total current assets	1,958,076	2,113,432

Capital assets, at cost, net of accumulated depreciation	99,444	95,593
Patents, less accumulated amortization	1	1
Goodwill, net of accumulated amortization [note 4]	398,897	398,897
Other assets	19,408	19,408

Total Assets	$2,475,826	$2,627,331

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable	335,294	293,053
Accrued expenses	309,255	339,198
Billings in excess of costs and estimated
earnings on uncompleted contracts [note 2]	255,531	221,262
Income taxes payable	19,332	19,366
Obligations under capital leases, current portion	6,469	9,955

Total Current Liabilities	925,881	882,834

Obligations under capital leases, long-term portion	4,211	5,432
	930,092	888,266

Stockholders' Equity:
Authorized share capital
21,800,000 common shares par value $0.10 per share
8,200,000 exchangeable common shares par value
$0.10 per share

Issued share capital
6,055,885 common shares [note 5]	50,725	50,725
4,451,365 exchangeable shares	2,299,096	2,299,096
Additional paid - in capital [notes 3 and 5]	2,017,869	2,016,046
	4,367,690	4,365,867
Accumulated other comprehensive income	102,996	108,654
Accumulated deficit	(2,924,952)	(2,735,456)

Total stockholders' equity	1,545,734	1,739,065

Total Liabilities and Stockholders' Equity	$2,475,826	$2,627,331

TURBOSONIC TECHNOLOGIES, INC.
AND SUBSIDIARIES

Consolidated Statement of Cash Flows
For the three months ended September 30, 2003 and September 30, 2002
 (US dollars) (Unaudited)

	September 30, 2003	September 30, 2002

Cash flows from operating activities
Net (loss) income	$(189,496)	$31,984
Add changes to operations not requiring
a current cash payment:
Stock-based compensation expense	1,823	1,660
Depreciation and amortization	13,613	8,974
	(174,060)	42,618

Changes in non-cash working capital balances
related to operations:
Decrease in accounts receivable	43,587	76,221
(Increase) in inventories	(14,030)	(5,598)
(Increase) decrease in deferred contract costs
and unbilled revenue	(36,074)	14,071
Decrease in other current assets	8,617	17,620
Increase in accounts payable and
Accrued charges	13,156	156,719
Increase (decrease) in unearned revenue and
Contract advances	34,299	(60,615)
Increase in income taxes payable	--	41,894
	49,555	240,312
Net cash (applied to) provided by operating activities	(124,505)	282,930

Cash flows from investing activities:
Purchase of capital assets	(17,453)	(9,721)

Net cash (applied to) investing activities	(17,453)	(9,721)

Cash flows from financing activities
(Repayment) of capital leases	(4,578)	(7,306)

Net cash (applied to) provided by financing activities	(4,578)	(7,306)

Effect of exchange rate change on cash	(3,803)	(34,348)

Net cash (applied) during the period	(150,339)	231,555
Cash - beginning of period	1,183,885	840,665

Cash - end of period	$1,033,546	$1,072,220

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2003
(Unaudited)

Note 1.

TurboSonic Technologies, Inc. and its subsidiaries (collectively the "Company"), directly and through subsidiaries, designs and markets integrated pollution control and industrial gas cooling/conditioning systems including liquid atomization technology and dust suppression systems to ameliorate or abate industrial environmental problems.

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending June 30, 2004. These consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2003.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

	Three Months	Three Months
	ended	ended
	September 30,	September 30,
	2003	2002

Net income (loss)	$(189,496)	$ 31,984
Stock-based compensation expense under APB
No.25	1,823	1,660
Stock-based compensation expense under SFAS
No.123,	(6,456)	(6,456)

Pro forma income (loss)	$(194,129)	$ 27,188

Pro forma income per share:
Basic	(0.018)	0.003
Diluted	(0.018)	0.003

In November 2002, the FASB issued FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others" ("FIN 45"), which requires elaborating on the disclosures, that must be made by a guarantor, in financial statements about its obligations under certain types of guarantees. It also requires that a guarantor recognize, at the time of inception of certain types of guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for financial statements issued after December 15, 2002, and have been applied in the presentation of the accompanying consolidated financial statements. The recognition requirements of FIN 45 are applicable for guarantees issued or modified after December 31, 2002.

In accordance with FIN 45, the Company is required to make the following disclosure regarding product warranties:

As part of the normal sale of scrubber and nozzle systems, the Company has provided its customers with product warranties. The warranties generally extend for twelve months from the date of start-up or eighteen months after shipment to the customer. The following summarizes the accrual of product warranties that is recorded as part of other accrued liabilities in the accompanying consolidated balance sheets:

	Three Months ended	Three Months ended
	September 30, 2003	September 30, 2002

Opening balance	$68,623	$58,385

Payments made during the period	(15,082)	(17,451)

Warranty provision made during the period	10,763	14,839

Closing balance	$64,304	$55,773

Note. 2. Costs and Estimated Earnings on Uncompleted Contracts

		September 30, 2003	June 30, 2003

Costs incurred on uncompleted contracts		$3,505,330		$3,097,549

Estimated earnings		859,386		746,105

		4,364,716		3,843,654

Less:	billings to date	4,518,873		4,000,392

		$(154,157)		$(156,738)

Included in accompanying balance sheets
under the following captions:

Deferred contract costs and unbilled revenue		$101,374		$64,524
Billings in excess of costs and estimated
earnings on uncompleted contracts		(255,531)		(221,262)
		$(154,157)	$	(156,738)

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

As at September 30, 2003, 800,000 warrants were outstanding. One hundred thousand warrants each expire on the following dates: October 31, 2003, October 31, 2003, January 1, 2004, April 1, 2004, October 21, 2004, October 21, 2004, January 1, 2005 and April 1, 2005.

Note 4. Goodwill

Effective July 1, 2001, the Company early adopted SFAS No. 142, Goodwill and Intangible Assets. Under SFAS No.142, goodwill is no longer amortized but is subject to an annual impairment review (or more frequently if deemed appropriate). Since the adoption of SFAS No. 142 at July 1, 2001, the Company has completed the transitional impairment test as at July 1, 2001 and an annual impairment test as at April 1, 2002 and 2003, to identify if there is any impairment to the goodwill using a fair value methodology by reporting unit. The Company concluded at April 1, 2003 that, of the two business segments under review, the scrubber system business segment was impaired but the nozzle systems segment was not. In the fourth quarter of fiscal 2003, the Company took a charge against earnings of $398,897 thereby reducing the carrying value of goodwill to $398,897. The next annual impairment test will be conducted as at April 1, 2004.

Note 5. Share Capital

On August 7, 2001, the Company announced that it had entered into an agreement to form a strategic alliance with Hamon Research-Cottrell, Inc. ("HAMON") As part of the agreement, Hamon acquired directly from the Company 500,000 shares of TurboSonic common stock, representing an approximately 4.7% equity interest at $1.00 U.S. per share. Amounts of $50,000 and $450,000 were added to Common Shares and Additional Paid-in Capital as the result of this transaction. The investment agreement also provides for the joint marketing of certain products. Certain of

TurboSonic's shareholders, including officers and directors, granted options to Hamon to acquire control of TurboSonic from these shareholders at prices ranging from $1.80 to $2.50 per share. These options were exercisable only in the event that Hamon initiated a tender offer for TurboSonic's common stock. These options expired August 31, 2003, without further action by Hamon.

During fiscal 2003 and the first quarter of fiscal 2004, there were no stock options exercised by employees, directors or advisers.

At the 2002 annual shareholders meeting held December 10, 2002, the 2003 Stock Plan was approved by the shareholders. No award of stock options under the 2003 Stock Plan has been granted.

Note 6. Earnings Per Share

Basic earnings per share is calculated based on the weighted average shares of common stock outstanding during the period. Diluted earnings per share is calculated based on the weighted average shares of common stock outstanding, plus the dilutive effect of stock options and warrants outstanding, calculated using the treasury stock method. There was no dilution in the three months ended September 30, 2002 and 2003 as the average market price was below the trigger prices for each of the groups of options and warrants listed.

Note 7. Segment Information

(Loss) Income Before Provision for Income Taxes

	Scrubber Systems	Nozzle Systems	Total
Three months ended
September 30, 2003	$ (192,351)	$ 2,855	$ (189,496)
September 30, 2002	$ (25,095)	$ 57,079	$ 31,984

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Forward-looking statements in this Report, including without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that such forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed therein. In evaluating these statements, you should specifically consider the risks discussed in our Annual Report on Form 10-KSB for the year ended June 30, 2003 and other reports or documents that we have filed from time to time with the SEC.

Three Months ended September 30, 2003
Compared with Three Months ended September 30, 2002

Due to deferred demand in the capital goods markets relative to the timing of environmental regulatory changes, the scrubber systems business segment, and to a lesser degree the nozzle systems business segment has experienced depressed revenue levels for large systems orders although our parts order levels have remained largely constant. Although there can be no assurances, we expect to receive new order placements early in the coming calendar year, with positive revenue impact expected late in our third and in our fourth quarters of fiscal 2004.

Nozzle systems revenue decreased by $310,409 (36.7%) to $535,919 for the three-month period ended September 30, 2003 from $846,328 for the same period in fiscal 2003. The decrease is primarily the result of reduced revenue for evaporative cooling systems and semi-dry spray systems compared to the same quarter one year ago.

Scrubber system revenue decreased by $772,154 (55.8%) to $610,701 for the three month period ended September 30, 2003 from $1,382,855 for the same period one year earlier. Decreased revenue for wet electrostatic precipitator ("WESP") systems and wet scrubbers from the levels recorded for the same period in fiscal 2003 are responsible for this reduction.

Cost of nozzle systems decreased by $281,287 (44.7%) to $348,096 for the three months ended September 30, 2003 from $629,383 for the same period in fiscal 2003. The lower costs due to the reduced nozzle systems revenue volume discussed above were only partially offset by the increased margins percentage-wise, due to the higher proportion of parts order revenue to the total in 2004. As a percentage of nozzle systems revenue, the cost of nozzle systems decreased to 65.0% for the three month period ended September 30, 2003 from 74.4% for the same period in fiscal 2003, due to the higher proportion of parts revenue to the total, and the associated higher margins.

Cost of scrubber systems decreased by $692,237 (59.5%) to $470,757 for the three month period ended September 30, 2003 from $1,162,994 for the same period one year earlier. . The lower costs recorded were due to the reduced scrubber systems revenue volume discussed above. As a percentage of scrubber systems revenue, the cost of scrubber systems was 77.1% versus 84.1% for the same period in fiscal 2003. The reduced ratio of costs to revenue was the result of higher than normal margins achieved on two scrubber systems in this fiscal period.

Selling, general and administrative expenses increased $151,393 (42.9%) to $504,350 for the three month period ended September 30, 2003 from $352,957 for the same period in fiscal 2003. The variance was the result of increases in sales travel expense, additional sales personnel and insurance premiums. As a percentage of total revenue, selling, general and administrative expenses were 44.0% for the quarter ended September 30, 2003 and 15.8% for the same period a year earlier. Also included in total expenses was $1,823 of stock-based compensation expense for the three-month period ended September 30, 2003, and $1,660 for the same period in fiscal 2003.

The loss before tax increased $262,139 to $187,876 from the net income before taxes of $74,263 for the same period in fiscal 2003. Income tax expense of $1,620 was recorded in the three month period ended September 30, 2003 compared to $42,279 tax expense in the same period one year ago.

An "other comprehensive loss" of $5,658 was recorded for the three months ended September 30, 2003, as compared to "other comprehensive loss" of $58,782 for the same period in fiscal 2003. The "other comprehensive loss and income" in the comparative quarters was the result of the fluctuation in the value of the Canadian dollar opposite the US dollar in the two fiscal periods, and the resulting changes in our balance sheet relative to Canadian dollar-denominated accounts.

Liquidity and Capital Resources

The Company had net cash applied to operating activities of $124,505 for the three-month period ended September 30, 2003 as compared to net cash provided by operating activities of $282,930 for the same period in fiscal 2003. The net cash applied for the period ended September 30, 2003 is primarily the result of the operating loss, an increase in deferred contract costs and unbilled revenue, together with a decrease in unearned revenue and contract advances. The net cash provided in the prior period was the result of a decrease in accounts receivable and increases in accounts payable and income taxes payable.

At September 30, 2003, the Company had working capital of $1,032,195, as compared to working capital as at June 30, 2003 of $1,230,598, a decrease of $198,403. The Company's current ratio (current assets divided by current liabilities) was 2.11 and 2.39 as at September 30, 2003 and June 30, 2003, respectively.

The Company's contracts typically provide for progress payments based upon the achievement of performance milestones or the passage of time. The Company's contracts often provide for the Company's customers to retain a portion of the contract price until the achievement of performance guarantees has been demonstrated. The Company attempts to have its progress billings exceed its costs and estimated earnings on uncompleted contracts; however, it is possible, at any point in time, that costs and estimated earnings can exceed progress billings on uncompleted contracts, which would negatively impact cash flow and working capital. At September 30, 2003, "Billings in excess of costs and estimated earnings on uncompleted contracts" exceeded "Deferred contract costs and unbilled revenue" by $154,157, thereby favourably impacting cash flow. At June 30, 2003, "Billings in excess of costs and estimated earnings on uncompleted contracts" also exceeded "Deferred contract costs and unbilled revenue" by $156,738. The variances are the result of favourable terms of payment with our current mix of contracts in progress.

The Company's backlog as at September 30, 2003 was approximately $600,000, of which the Company believes 100% will be shipped prior to the end of the current fiscal year. The Company believes that the projected cash generated from operations, together with current cash reserves will be sufficient to meet its cash needs through the coming year.

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

Item 3. Controls and Procedures.

Management of the Company carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of September 30, 2003. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by it in reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in the Company's internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II - Other Information

Item 1.	None

Item 2.	None

Item 3.	None

Item 4.	None

Item 5.	None

Item 6.	(a)	None

	(b)	On September 30, 2003, the Company furnished a current report on Form 8-K, dated
September 30, 2003, reporting Item 12 - Results of Operation and Financial Condition.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2003

TURBOSONIC TECHNOLOGIES, INC.

By: /s/ PATRICK J. FORDE
Patrick J. Forde, President,
Secretary and Treasurer

Exhibit 31.1

302 Certification

I, Edward F. Spink, certify that:

1. I have reviewed this 10-QSB of TurboSonic Technologies, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: November 14, 2003

/s/ EDWARD F. SPINK
Edward F. Spink
Chief Executive Officer

302 Certification

I, Patrick J. Forde, certify that:

1. I have reviewed this 10-QSB of TurboSonic Technologies, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: November 14, 2003

/s/ PATRICK J. FORDE
Patrick J. Forde
Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of TurboSonic Technologies Inc., (the "Company"), on Form 10-QSB for the period ending September 30, 2003, as filed with the Securities and Exchange Commission, (the "Report"), I, Edward F. Spink, Chief Executive Officer of the Company, certify, pursuant to 18U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ EDWARD F. SPINK
Edward F. Spink
Chief Executive Officer
November 14, 2003

CERTIFICATION PURSUANT TO 18 U.S.C.
SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of TurboSonic Technologies Inc., (the "Company"), on Form 10-QSB for the period ending September 30, 2003, as filed with the Securities and Exchange Commission, (the "Report"), I, Patrick J. Forde, President, Secretary and Treasurer of the Company, certify, pursuant to 18U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ PATRICK J. FORDE
Patrick J. Forde
President, Secretary and Treasurer
(Chief Financial Officer)
November 14, 2003