Form 10QSB
period 2003-12-31
TURBOSONIC TECHNOLOGIES INC
filed 2004-02-17
CIK 900393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549 FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	December 31, 2003

Commission File Number	0-21832

TurboSonic Technologies, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware	13-1949528
(State of other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

550 Parkside Drive, Suite A-14,
Waterloo, Ontario, Canada	N2L 5V4
(Address of principal executive offices)	(Zip Code)

519-885-5513
(Issuer's telephone number, including area code)

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X ]      No [ ]

The number of shares outstanding of the Issuer's Common Stock was 10,507,250 as of December 31, 2003.

Transitional Small Business Disclosure Format (check one).

Yes [ ]      No [X]

1 -

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES

Form 10-QSB

INDEX

TURBOSONIC TECHNOLOGIES, INC.
AND SUBSIDIARIES

Consolidated Statement of Loss and Comprehensive Loss
US dollars (Unaudited)

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	December 31,	December 31,	December 31,	December 31,
	2003	2002	2003	2002

Nozzle systems revenue	$ 538,453	$ 519,698	$ 1,081,509	$ 1,366,871

Scrubber systems revenue	191,446	681,738	795,010	2,063,748

Total revenue	729,899	1,201,436	1,876,519	3,430,619

Cost of nozzles systems	413,633	388,202	756,219	1,016,548

Cost of scrubber systems	148,763	519,351	625,030	1,683,382

Total cost of goods sold	562,396	907,553	1,381,249	2,699,930

Gross profit	167,503	293,883	495,270	730,689

Selling, general and administrative expenses	580,284	451,274	1,084,634	804,231

Stock-based compensation expense	1,652	2,452	3,475	4,112

Depreciation and amortization	15,567	9,109	29,180	18,083

Total expenses	597,503	462,835	1,117,289	826,426

(Loss) from operations	(430,000)	(168,952)	(622,019)	(95,737)

Interest income net	3,272	582	7,415	1,630

(Loss) before taxes	(426,728)	(168,370)	(614,604)	(94,107)

(Recovery of) provision for income taxes	--	(26,184)	1,620	16,095

Net (loss)	$ (426,728)	$ (142,186)	$ (616,224)	$ (110,202)

Other comprehensive income (loss): foreign
currency translation	54,968	9,679	49,310	(49,103)
Comprehensive (loss)	$ (371,760)	$ (132,507)	$ (566,914)	$ (159,305)

Weighted average number of shares outstanding	10,507,250	10,507,250	10,507,250	10,507,250

Diluted weighted average number of shares [note 6]	10,507,250	10,507,250	10,507,250	10,507,250

Basic EPS	(0.04)	(0.01)	(0.06)	(0.01)

Diluted EPS	(0.04)	(0.01)	(0.06)	(0.01)

TURBOSONIC TECHNOLOGIES, INC.
AND SUBSIDIARIES

Consolidated Balance Sheet
(US dollars)

	December 31 2003	June 30, 2003
	(Unaudited)	(Audited)
Assets

Current Assets:
Cash and cash equivalents	$ 507,058	$ 1,183,885
Contracts and accounts receivable, net of allowance
for doubtful accounts of $50,890 and $45,628	774,473	612,261
Retentions receivable	82,263	148,358
Deferred contract costs and unbilled revenue [note 2]	42,627	64,524
Inventories	61,280	57,198
Other current assets	38,879	47,206
Total current assets	1,506,580	2,113,432

Capital assets, at cost, net of accumulated depreciation	108,886	95,593
Goodwill, net of accumulated amortization [note 4]	398,897	398,897
Other assets	19,409	19,409

Total Assets	$ 2,033,772	$ 2,627,331

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable	339,324	293,053
Accrued expenses	317,761	339,198
Billings in excess of costs and estimated earnings
on uncompleted contracts [note 2]	172,380	221,262
Income taxes payable	20,128	19,366
Obligations under capital leases, current portion	5,444	9,955
Total Current Liabilities	855,037	882,834

Obligations under capital leases, long-term portion	3,109	5,432
	858,146	888,266
Stockholders' Equity:
Authorized share capital
21,800,000 common shares par value $0.10 per share
8,200,000 exchangeable common shares par value $0.10 per share

Issued share capital
6,055,885 common shares [note 5]	50,725	50,725
4,451,365 exchangeable shares	2,299,096	2,299,096
Additional paid - in capital [notes 3 and 5]	2,019,521	2,016,046
	4,369,342	4,365,867
Accumulated other comprehensive income	157,964	108,654
Accumulated deficit	(3,351,680)	(2,735,456)

Total stockholders' equity	1,175,626	1,739,065

Total Liabilities and Stockholders' Equity	$ 2,033,772	$ 2,627,331

TURBOSONIC TECHNOLOGIES, INC.
AND SUBSIDIARIES

Consolidated Statement of Cash Flows
For the six months ended December 31, 2003 and December 31, 2002
(US dollars) (Unaudited)

	December 31, 2003	December 31, 2002

Cash flows from operating activities
Net (loss)	$ (616,224)	$ (110,202)
Add changes to operations not requiring
a current cash payment:
Stock-based compensation expense	3,475	4,112
Depreciation and amortization	29,180	18,083
	(583,569)	(88,007)

Changes in non-cash working capital balances
related to operations:
(Increase) decrease in contracts & accounts receivable	(135,417)	407,489
Decrease (increase) in retentions receivable	69,436	(149,823)
(Increase) in inventories	(3,235)	(7,265)
Decrease in deferred contract costs
and unbilled revenue	23,515	3,499
Decrease (increase) in other current assets	8,911	(53,591)
Increase in accounts payable and
accrued expenses	4,049	439,021
(Decrease) in unearned revenue and
contract advances	(55,569)	(264,043)
Increase in income taxes payable	--	15,908
	(88,310)	391,195
Net cash (applied to) provided by operating activities	(671,879)	303,188

Cash flows from investing activities:
Purchase of capital assets	(38,962)	(9,754)

Net cash (applied to)investing activities	(38,962)	(9,754)

Cash flows from financing activities
(Repayment) of capital leases	(7,185)	(14,840)

Net cash (applied to) financing activities	(7,185)	(14,840)

Effect of exchange rate change on cash	41,199	(29,472)

Net cash (applied) provided during the period	(676,827)	249,122
Cash - beginning of period	1,183,885	840,665

Cash - end of period	$ 507,058	$ 1,089,787

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2003
(Unaudited)

Note 1.

TurboSonic Technologies, Inc. and its subsidiaries (collectively the "Company"), directly and through subsidiaries, designs and markets integrated pollution control and industrial gas cooling/conditioning systems including liquid atomization technology and dust suppression systems to ameliorate or abate industrial environmental problems.

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six month periods ended December 31, 2003 are not necessarily indicative of the results that may be expected for the year ending June 30, 2004. These consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2003.

The Company accounts for option grants in accordance with APB Opinion No. 25, Accounting for Stock Issues to Employees and SFAS No. 123 Accounting for Stock-Based Compensation. Pro forma information regarding net income and earnings per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee, director and adviser stock options under the fair value method of that statement. The fair value of these options was estimated at the date of grant using a Black-Scholes option-pricing model.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

	Three Months	Three Months	Six Months	Six Months
	ended	ended	ended	ended
	December 31,	December 31,	December 31,	December 31,
	2003	2002	2003	2002

Net (loss)	$(426,728)	$ (142,186)	$(616,224)	$ (110,202)
Stock-based compensation expense under APB
No.25	1,652	2,452	3,475	4,112
Stock-based compensation expense under SFAS
No.123,	(40,056)	(6,456)	(46,512)	(12,912)

Pro forma (loss)	$(465,132)	$ (146,190)	$(659,261)	$ (119,002)

Pro forma income per share:
Basic	(0.04)	(0.01)	(0.06)	(0.01)
Diluted	(0.04)	(0.01)	(0.06)	(0.01)

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

	Three Months	Three Months	Six Months	Six Months
	ended	ended	ended	ended
	December 31,	December 31,	December 31,	December 31,
	2003	2002	2003	2002

Opening balance	$64,304	$55,773	$68,623	$58,385

Payments made during the period	(4,478)	(4,733)	(19,560)	(4,846)

Warranty provision made during the period	2,354	5,072	13,117	2,573

Closing balance	$62,180	$56,112	$62,180	$56,112

Note. 2. Costs and Estimated Earnings on Uncompleted Contracts

	December 31, 2003	June 30, 2003

Costs incurred on uncompleted contracts	$3,069,576	$ 3,097,549

Estimated earnings	660,879	746,105

	3,730,455	3,843,654

Billings to date	(3,860,208)	(4,000,392)

	$(129,753)	$ (156,738)

Included in accompanying balance sheets
under the following captions:

Deferred contract costs and unbilled revenue	$42,627	$ 64,524
Billings in excess of costs and estimated
earnings on uncompleted contracts	(172,380)	(221,262)
	$(129,753)	$ (156,738)

Note 3. Warrants

The Company has in the past granted detachable warrants for 800,000 common shares to debt holders as an inducement to advance funds to the Company. In accordance with APB 14, a portion of the proceeds of the debt securities issued with detachable stock purchase warrants, which is allocated as the fair-value of the warrants, has been accounted for as paid-in capital. The related discount on the debt securities was amortized over the remaining period to the original maturity dates.

As at December 31, 2003, 600,000 warrants were outstanding. One hundred thousand warrants expire on each of the following dates: January 1, 2004, April 1, 2004, October 21, 2004, October 21, 2004, January 1, 2005 and April 1, 2005. The January 1, 2004 and April 1, 2004 warrants have an exercise price of $0.5625, with the remaining warrants having a $1.00 exercise price.

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

During fiscal 2003 and the two quarters of fiscal 2004, there were no stock options exercised by employees, directors or advisers.

At the 2002 annual shareholders meeting held December 10, 2002, the 2003 Stock Plan was approved by the shareholders. At the December 11, 2003 board meeting, 120,000 stock options were awarded to the current directors from the 2003 Stock Plan, including 40,000 stock options in recognition of those serving on the Company's audit and compensation committees. These options have an exercise price of $0.35 [Black-Scholes fair value $0.28], which was the market value at the close of business on December 11, 2003, vest immediately and are exercisable for five years from the date of grant. With this grant, there remain 380,000 shares in the 2003 Stock Plan for future issuance.

Note 6. Earnings Per Share

Basic earnings per share is calculated based on the weighted average shares of common stock outstanding during the period. Diluted earnings per share is calculated based on the weighted average shares of common stock outstanding, plus the dilutive effect of stock options and warrants outstanding, calculated using the treasury stock method. For the three months and six months ended December 31, 2002 and 2003, all outstanding warrants and stock options have been excluded from the denominator for the EPS calculation, as these instruments would be anti-dilutive.

Note 7. Segment Information

	Three Months	Three Months	Six Months	Six Months
	ended	ended	ended	ended
	December 31,	December 31,	December 31,	December 31,
	2003	2002	2003	2002
(Loss) Income Before Provision for
Income Taxes:

Scrubber systems	$(240,961)	$(124,140)	$(468,644)	$(123,007)
Nozzle systems	$(185,767)	$(44,230)	$(145,960)	$28,900

Total	$(426,728)	$(168,370)	$(614,604)	$(94,107)

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

Due to deferred demand in the capital goods markets relative to the timing of environmental regulatory changes, the scrubber systems business segment, and to a lesser degree the nozzle systems business segment, has experienced depressed revenue levels for large systems orders although our parts order levels have remained largely constant. Although there can be no assurances, we expect to continue to receive new order placements early in the 2004 calendar year, with positive revenue impact expected late in our third and in our fourth quarters of fiscal 2004 and into 2005. At the end of January 2004, in-house orders received and expected to convert to revenue by June 30, 2004 total $1.9 million.

Three Months ended December 31, 2003
Compared with Three Months ended December 31, 2002

Nozzle systems revenue increased by $18,755 (3.6%) to $538,453 for the three-month period ended December 31, 2003 from $519,698 for the same period in fiscal 2003. The increase is the result of increased sales of evaporative gas cooling systems in the period.

Scrubber system revenue decreased by $490,292 (71.9%) to $191,446 for the three month period ended December 31, 2003 from $681,738 for the same period one year earlier. As discussed above regarding the deferred demand in the capital goods markets and environmental regulatory change, decreased revenue for scrubber systems and, to a lesser degree, spare parts from the levels recorded for the same period in fiscal 2003 are responsible for this reduction.

Cost of nozzle systems increased by $25,431 (6.6%) to $413,633 for the three months ended December 31, 2003 from $388,202 for the same period in fiscal 2003. The higher costs are due to the increased gas cooling systems revenue volume discussed above and the associated historically lower margins of these systems compared to parts order revenue. As a percentage of nozzle systems revenue, the cost of nozzle systems increased to 76.8% for the three month period ended December 31, 2003 from 74.7% for the same period in fiscal 2003, due to the higher proportion of systems revenue to the total, and the associated lower margins.

Cost of scrubber systems decreased by $370,588 (71.4%) to $148,763 for the three month period ended December 31, 2003 from $519,351 for the same period one year earlier. The lower costs recorded were due to the reduced scrubber systems revenue volume discussed above. As a percentage of scrubber systems revenue, the cost of scrubber systems increased to 77.7% for the three-month period ended December 31, 2003 from 76.2% for the same period in fiscal 2003. The increased ratio of costs to revenue in this fiscal period was the result of lower spare parts margin percentage-wise to revenue in the current fiscal period, due to more favourable than normal margins experienced in fiscal 2003.

Selling, general and administrative expenses increased $129,010 (28.6%) to $580,284 for the three month period ended December 31, 2003 from $451,274 for the same period in fiscal 2003. The variance was the result of increases in sales travel expense, additional sales personnel and insurance premiums. As a percentage of total revenue, selling, general and administrative expenses were 79.5% for the quarter ended December 31, 2003 and 37.6% for the same period a year earlier. Also included in total expenses was $1,652 of stock-based compensation expense for the three-month period ended December 31, 2003, and $2,452 for the same period in fiscal 2003.

The loss before tax increased $258,358 to $426,728 from the loss before taxes of $168,370 for the same period in fiscal 2003. Income tax expense of nil was recorded in the three month period ended December 31, 2003 compared to an income tax recovery of $26,184 in the same period one year ago.

An "other comprehensive income" of $54,968 was recorded for the three months ended December 31, 2003, as compared to "other comprehensive income" of $9,679 for the same period in fiscal 2003. The "other comprehensive income" in the comparative quarters was the result of the fluctuation in the value of the Canadian dollar relative to the US dollar in the two fiscal periods, and the resulting changes in our balance sheet relative to Canadian dollar-denominated accounts.

Six Months ended December 31, 2003
Compared with Six Months ended December 31, 2002

Nozzle systems revenue decreased by $285,362 (20.9%) to $1,081,509 for the six-month period ended December 31, 2003 from $1,366,871 for the same period in fiscal 2003. The decrease is primarily the result of reduced revenue for semi-dry spray systems compared to the same fiscal period one year ago, and as discussed above regarding deferred demand in the capital goods market and environmental regulatory change.

Scrubber system revenue decreased by $1,268,738 (61.5%) to $795,010 for the six month period ended December 31, 2003 from $2,063,748 for the same period one year earlier. As discussed above regarding the deferred demand in the capital goods markets and environmental regulatory change, decreased revenue for wet scrubber systems from the levels recorded for the same period in fiscal 2003 is responsible for this reduction.

Cost of nozzle systems decreased by $260,329 (25.6%) to $756,219 for the six months ended December 31, 2003 from $1,016,548 for the same period in fiscal 2003. The lower costs due to the reduced nozzle systems revenue volume discussed above were partially offset by the increased margins on a percentage-wise basis, due to the higher proportion of parts order revenue to the total in 2004. As a percentage of nozzle systems revenue, the cost of nozzle systems decreased to the total to 69.9% for the six month period ended December 31, 2003 from 74.4% for the same period in fiscal 2003, due to the higher proportion of parts revenue to the total, and the associated higher margins.

Cost of scrubber systems decreased by $1,058,352 (62.9%) to $625,030 for the six month period ended December 31, 2003 from $1,683,382 for the same period one year earlier. The lower costs recorded were due to the reduced scrubber systems revenue volume discussed above. As a percentage of scrubber systems revenue, the cost of scrubber systems was 78.6% versus 81.6% for the same period in fiscal 2003. The reduced ratio of costs to revenue was the result of higher than normal margins achieved on scrubber systems in the current fiscal period.

Selling, general and administrative expenses increased $280,403 (34.9%) to $1,084,634 for the six month period ended December 31, 2003 from $804,231 for the same period in fiscal 2003. The variance was the result of increases in sales travel expense, additional sales personnel and insurance premiums. As a percentage of total revenue, selling, general and administrative expenses were 57.8% for the two quarters ended December 31, 2003 and 23.4% for the same period a year earlier. Also included in total expenses was $3,475 of stock-based compensation expense for the six-month period ended December 31, 2003, and $4,112 for the same period in fiscal 2003.

The loss before tax increased $520,497 to $614,604 from the loss before taxes of $94,107 for the same period in fiscal 2003. Income tax expense of $1,620 was recorded in the six month period ended December 31, 2003 compared to $16,095 tax expense in the same period one year ago.

An "other comprehensive income" of $49,310 was recorded for the six months ended December 31, 2003, as compared to "other comprehensive loss" of $49,103 for the same period in fiscal 2003. The "other comprehensive loss and income" in the comparative quarters was the result of the fluctuation in the value of the Canadian dollar relative to the US dollar in the two fiscal periods, and the resulting changes in our balance sheet relative to Canadian dollar-denominated accounts.

Liquidity and Capital Resources

The Company had net cash applied to operating activities of $671,879 for the six-month period ended December 31, 2003 as compared to net cash provided by operating activities of $303,188 for the same period in fiscal 2003. The net cash applied for the period ended December 31, 2003 is primarily the result of the operating loss, an increase in accounts receivable, together with a decrease in unearned revenue and contract advances. The net cash provided in the prior period was the result of a decrease in accounts receivable and increases in accounts payable and accrued charges and income taxes payable.

At December 31, 2003, the Company had working capital of $651,543, as compared to working capital as at June 30, 2003 of $1,230,598, a decrease of $579,055. The Company's current ratio (current assets divided by current liabilities) was 1.76 and 2.39 as at December 31, 2003 and June 30, 2003, respectively.

The Company's contracts typically provide for progress payments based upon the achievement of performance milestones or the passage of time. The Company's contracts often provide for the Company's customers to retain a portion of the contract price until the achievement of performance guarantees has been demonstrated. The Company endeavours to have its progress billings exceed its costs and estimated earnings on uncompleted contracts; however, it is possible that, at any point in time, costs and estimated earnings can exceed progress billings on uncompleted contracts, which would negatively impact cash flow and working capital. At December 31, 2003, "Billings in excess of costs and estimated earnings on uncompleted contracts" exceeded "Deferred contract costs and unbilled revenue" by $129,753, thereby favourably impacting cash flow. At June 30, 2003, "Billings in excess of costs and estimated earnings on uncompleted contracts" also exceeded "Deferred contract costs and unbilled revenue" by $156,738. The variances are the result of favourable terms of payment with our current mix of contracts in progress.

The Company's backlog at December 31, 2003 was approximately $1.15 million, of which the Company believes 100% will be shipped prior to the end of the current fiscal year. With the value of new bookings received in January 2004, the projected value of shipments from backlog prior to the end of fiscal 2004 has risen to $1.9 million. The Company believes that the projected cash generated from operations, together with current cash reserves will be sufficient to meet its cash needs through the coming year.

Quantitative and Qualitative Information About Market Risk

The Company does not engage in trading market risk sensitive instruments and does not purchase hedging instruments or "other than trading" instruments that are likely to expose the Company to market risks, whether interest rate, foreign currency exchange, commodity price or equity prices risk. The Company has purchased no options and entered into no swaps. The Company has no bank borrowing facility, which could subject it to the risk of interest rate fluctuations.

Item 3. Controls and Procedures.

Management of the Company carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of December 31, 2003. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by it in reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in the Company's internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II - Other Information

Item 1.	None

Item 2.	During the three months ended December 31, 2003, the Company granted stock options to its directors
	to purchase an aggregate of 120,000 shares of common stock. These stock options were not registered
	under the Securities Act of 1933 because the issuance of such securities either did not involve an offer
	or sale for purposes of Section 2(a)(3) of the Securities Act of 1933, in reliance on the fact that the stock
	options were granted for no consideration, or were offered and sold in transactions not involving a
	public offering, exempt from registration under the Securities Act of 1933 pursuant to Section 4(2).

Item 3.	None

Item 4.	Submission of Matters to a Vote of Security Holders

	The Annual Meeting of Stockholders was held December 11, 2003.
	The voting results of the meeting were as follows:

	1)	Election of Officers:

		Name	For	Against

		Edward F. Spink	7,157,012	27,743
		Patrick J. Forde	7,156,985	27,770
		Richard H. Hurd	7,154,401	30,354
		Dr. Donald R. Spink	7,156,985	27,770
		Jonathan R. Lagarenne	7,178,163	6,592
		Frederick G. Berlet	7,178,136	6,619
		James R. Thompson	7,178,163	6,592
		Michael J. Widico	7,178,163	6,592

	2)	Ratification of Selection of Ernst & Young as Independent Auditors:

		For	Against	Abstention

		7,167,433	15,285	2,037

Item 5.	None

Item 6.	(a)	Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certifications
		Exhibit 32.1	Section 1350 Certifications

	(b)	None

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 17, 2004

TURBOSONIC TECHNOLOGIES, INC.

By: /s/ PATRICK J. FORDE
Patrick J. Forde, President,
Secretary and Treasurer