Form 10QSB
period 2004-03-31
TURBOSONIC TECHNOLOGIES INC
filed 2004-05-17
CIK 900393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  March 31, 2004

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

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [ ]

The number of shares outstanding of the Issuer's Common Stock was 10,507,250 as of March 31, 2004.

Transitional Small Business Disclosure Format (check one). Yes [ ] No [X]

TURBOSONIC TECHNOLOGIES, INC.
AND SUBSIDIARIES
Form 10-QSB

INDEX

PART 1 - FINANCIAL INFORMATION		PAGE

Item 1.
Consolidated Statement of Loss and Comprehensive Loss
(Unaudited) for the Three Month and Nine Month Periods
Ended March 31, 2004 and March 31, 2003		3

Consolidated Balance Sheet
(Unaudited) at March 31, 2004 and June 30, 2003		4

Consolidated Statement of Cash Flows
(Unaudited) for the Nine Months Ended
March 31, 2004 and March 31, 2003		5

Notes to Consolidated Financial Statements
(Unaudited)		6 - 9

Item 2.
Management's Discussion and Analysis of
Financial Conditions and Results of Operations		9 - 12

Item 3.
Controls and Procedures		12

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	12

Item 2.	Changes in Securities and Small Business Issuer Purchases of Equity Securities	12

Item 3.	Defaults Upon Senior Securities	12

Item 4.	Submission of Matters to a Vote of Security Holders	12

Item 5.	Other Information	12

Item 6.	Exhibits and Reports on Form 8-K	12

	Signature	12

TURBOSONIC TECHNOLOGIES, INC.
AND SUBSIDIARIES
Consolidated Statement of Loss and Comprehensive Loss
US dollars (Unaudited)
(see note 1 -Going Concern)

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	March 31,	March 31,	March 31,	March 31,
	2004	2003	2004	2003

OEM Systems revenue	$522,156	$682,639	$1,200,803	$ 3,214,163

Aftermarket revenue	638,547	819,301	1,836,419	1,718,396

Total revenue	1,160,703	1,501,940	3,037,222	4,932,559

OEM Systems costs	514,971	586,056	1,181,065	2,817,031

Aftermarket costs	357,875	488,466	1,073,028	957,421

Total cost of goods sold	872,846	1,074,522	2,254,093	3,774,452

Gross profit	287,857	427,418	783,129	1,158,107

Selling, general and administrative expenses	530,697	423,690	1,615,331	1,227,921

Stock-based compensation expense	1,573	1,823	5,048	5,935

Depreciation and amortization	15,842	9,431	45,022	27,514

Total expenses	548,112	434,944	1,665,401	1,261,370

(Loss) from operations	(260,255)	(7,526)	(882,272)	(103,263)

Interest income net	155	1,944	7,570	3,574

(Loss) before taxes	(260,100)	(5,582)	(874,702)	(99,689)

(Recovery of) provision for income taxes	(18,551)	(16,082)	(16,931)	13

Net (loss) income	$(241,549)	$10,500	$(857,771)	$(99,702)

Other comprehensive (loss) income: foreign
currency translation	(19,429)	76,949	29,881	27,846
Comprehensive (loss) income	$(260,978)	$87,449	$(827,890)	$(71,856)

Weighted average number of shares outstanding	10,507,250	10,507,250	10,507,250	10,507,250

Diluted weighted average number of shares [note 6]	10,507,250	10,507,250	10,507,250	10,507,250

Basic EPS	(0.02)	0.00	(0.08)	(0.01)

Diluted EPS	(0.02)	0.00	(0.08)	(0.01)

TURBOSONIC TECHNOLOGIES, INC.
AND SUBSIDIARIES
Consolidated Balance Sheet
(US dollars) (Unaudited)
(see note 1 - Going Concern)

	March 31 2004	June 30, 2003
Assets

Current Assets:
Cash and cash equivalents	$280,542	$1,183,885
Contracts and accounts receivable, net of allowance
for doubtful accounts of $50,381and $49,183	989,682	612,261
Retentions receivable	78,849	148,358
Deferred contract costs and unbilled revenue [note 3]	66,031	64,524
Inventories	76,000	57,198
Other current assets	108,982	47,206
Total current assets	1,600,086	2,113,432

Capital assets, at cost, net of accumulated depreciation	127,296	95,593
Goodwill, net of accumulated amortization [note 5]	398,897	398,897
Other assets	19,409	19,409

Total Assets	$2,145,688	$2,627,331

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable	414,115	293,053
Accrued expenses	381,322	339,198
Billings in excess of costs and estimated earnings
on uncompleted contracts [note 3]	392,131	221,262
Income taxes payable	19,901	19,366
Obligations under capital leases, current portion	9,414	9,955
Total Current Liabilities	1,216,883	882,834

Obligations under capital leases, long-term portion	12,595	5,432
	1,229,478	888,266
Stockholders' Equity:
Authorized share capital
21,800,000 common shares par value $0.10 per share
8,200,000 exchangeable common shares par value $0.10 per share

Issued share capital
6,055,885 common shares [note 6]	50,725	50,725
4,451,365 exchangeable shares	2,299,096	2,299,096
Additional paid - in capital [notes 4 and 6]	2,021,081	2,016,046
	4,370,902	4,365,867
Accumulated other comprehensive income	138,535	108,654
Accumulated deficit	(3,593,227)	(2,735,456)

Total stockholders' equity	916,210	1,739,065

Total Liabilities and Stockholders' Equity	$2,145,688	$2,627,331

TURBOSONIC TECHNOLOGIES, INC.
AND SUBSIDIARIES
Consolidated Statement of Cash Flows
For the nine months ended March 31, 2004 and March 31, 2003
(US dollars) (Unaudited)
(see note 1 - Going Concern)

	March 31, 2004	March 31, 2003

Cash flows from operating activities
Net (loss)	$(857,771)	$(99,702)
Add changes to operations not requiring
a current cash payment:
Stock-based compensation expense	5,048	5,935
Depreciation and amortization	45,022	27,514
	(807,701)	(66,253)

Changes in non-cash working capital balances
related to operations:
(Increase) in contracts & accounts receivable	(356,144)	26,289
Decrease (increase) in retentions receivable	72,229	(310,427)
(Increase) decrease in inventories	(18,114)	24,918
(Increase) in deferred contract costs
and unbilled revenue	(38)	(48,270)
(Increase) in other current assets	(59,902)	(31,974)
Increase in accounts payable and
accrued expenses	147,143	279,165
Increase (decrease) in unearned revenue and
contract advances	162,937	(220,375)
Increase in income taxes payable	--	16,882
	(51,889)	(263,792)
Net cash (applied to) operating activities	(859,590)	(330,045)

Cash flows from investing activities:
Purchase of capital assets	(73,901)	(5,740)

Net cash (applied to) investing activities	(73,901)	(5,740)

Cash flows from financing activities
(Repayment) of capital leases	(10,284)	(22,742)
Funds advanced for capital leases	16,365	--

Net cash provided by (applied to) financing activities	6,081	(22,742)

Effect of exchange rate change on cash	24,067	(7,740)

Net cash (applied) during the period	(903,343)	(366,267)
Cash - beginning of period	1,183,885	840,665

Cash - end of period	$280,542	$474,398

TURBOSONIC TECHNOLOGIES, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2004
(Unaudited)

Note 1. Going Concern Uncertainty

These consolidated financial statements have been prepared on a going concern basis, which presumes that assets will be realized and liabilities discharged in the normal course of business over the foreseeable future. TurboSonic Technologies, Inc. and its subsidiaries (collectively the "Company") has incurred significant losses during the current fiscal year and the past two most recently completed fiscal years, which have reduced the Company's cash reserves and reduced stockholders' equity. These conditions raise substantial doubt about the Company's ability to continue in the normal course of business as a going concern. The Company's ability to continue in the normal course of business is dependent on achieving a profitable level of operations and support from the Company's suppliers and shareholders.

Between cash on hand, initiatives to lower operating expenses, new orders anticipated and line of credit backed by such new orders, the Company expects to have enough cash to fund its operations over the next twelve-month period. These initiatives include lowering the office staff head count, significant reduction in travel and entertainment expenses and cost and expenditure controls and monitoring. As indicated in Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operation, the Company expects to receive new OEM systems orders in the second and third quarters of calendar 2004, with positive revenue impact expected late in the fourth quarter of fiscal 2004 and into fiscal 2005. The Company is also pursuing a line of credit on the basis of current and future projects. TurboSonic has no outside debt. However, there can be no assurance that such cost cutting initiatives or new orders will be realized. If the above-mentioned liquidity events do not occur or if other sources of cash are not available, the Company estimates that it could run out of operating cash in the first quarter of fiscal 2005 (i.e., July to September 2004). The Company has not yet addressed the prospects of shareholder loans or equity financing.

These financial statements do not include any of the adjustments to the amounts or classification of assets and liabilities that may be required should the Company be unable to continue its business in the normal course of business.

Note 2.

The Company, directly and through subsidiaries, designs and markets integrated pollution control and industrial gas cooling/conditioning systems including liquid atomization technology and dust suppression systems to ameliorate or abate industrial environmental problems.

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine month periods ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending June 30, 2004. These consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2003.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

	Three Months	Three Months	Nine Months	Nine Months
	ended	ended	ended	ended
	March 31, 2004	March 31, 2003	March 31, 2004	March 31, 2003

Net (loss)	$(241,549)	$ 10,500	$(857,771)	$ (99,702)
Stock-based compensation expense under APB
No.25	1,573	1,823	5,048	5,935
Stock-based compensation expense under SFAS
No.123,	(6,456)	(6,456)	(52,968)	(19,368)

Pro forma (loss)	$(246,432)	$ 5,867	$(905,691)	$ (113,135)

Pro forma income per share:
Basic	(0.02)	0.00	(0.09)	(0.01)
Diluted	(0.02)	0.00	(0.09)	(0.01)

In November 2002, the FASB issued FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others" ("FIN 45") which requires elaborating on the disclosures, that must be made by a guarantor in financial statements about its obligations under certain types of guarantees. It also requires that a guarantor recognize, at the time of inception of certain types of guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for financial statements issued after December 15, 2002, and have been applied in the presentation of the accompanying consolidated financial statements. The recognition requirements of FIN 45 are applicable for guarantees issued or modified after December 31, 2002.

In accordance with FIN 45, the Company is required to make the following disclosure regarding product warranties:

As part of the normal sale of products, the Company has provided its customers with product warranties. The warranties generally extend for twelve months from the date of start-up or eighteen months after shipment to the customer. The following summarizes the accrual of product warranties that is recorded as part of other accrued liabilities in the accompanying consolidated balance sheets:

	Three Months	Three Months	Nine Months	Nine Months
	ended	ended	ended	ended
	March 31, 2004	March 31, 2003	March 31, 2004	March 31, 2003

Opening balance	$62,180	$54,304	$68,623	$58,385

Payments made during the period	(26,572)	(1,267)	(39,689)	(3,840)

Warranty provision made during the period	33,047	5,329	39,721	3,821

Closing balance	$68,655	$58,366	$68,655	$58,366

In December 2003, the FASB amended Interpretation No. 46 ("FIN 46"),'Consolidation of Variable Interest Entities ("FIN 46R")'. FIN 46R requires that a variable interest entity ("VIE") be consolidated by a company if that company is subject to a majority of the risk of loss from the VIEs residual returns. For the Company, the requirements of FIN 46R apply to VIE's created after January 31, 2003. For those VIEs created before January 31, 2003, the requirements of FIN 46R apply as at February 29, 2004. The adoption of FIN 46R does not have an impact on the Company's financial statements.

Note. 3. Costs and Estimated Earnings on Uncompleted Contracts

	March 31, 2004	June 30, 2003

Costs incurred on uncompleted contracts	$ 3,511,570	$ 3,097,549

Estimated earnings	782,436	746,105

	4,294,006	3,843,654

Billings to date	(4,620,106)	(4,000,392)

	$ (326,100)	$ (156,738)

Included in accompanying balance sheets
Under the following captions:

Deferred contract costs and unbilled revenue	$ 66,031	$ 64,524
Billings in excess of costs and estimated
Earnings on uncompleted contracts	(392,131)	(221,262)
	$ (326,100)	$ (156,738)

Note 4. Warrants

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

As at March 31, 2004, 500,000 warrants were outstanding. One hundred thousand warrants expire on each of the following dates: April 1, 2004, October 21, 2004, October 21, 2004, January 1, 2005 and April 1, 2005. The April 1, 2004 warrants have an exercise price of $0.5625, with the remaining warrants having a $1.00 exercise price.

Note 5. Goodwill

Effective July 1, 2001, the Company adopted SFAS No. 142, Goodwill and Intangible Assets. Under SFAS No.142, goodwill is no longer amortized but is subject to an annual impairment review (or more frequently if deemed appropriate). Since the adoption of SFAS No. 142 at July 1, 2001, the Company has completed the transitional impairment test as at July 1, 2001 and an annual impairment test as at April 1, 2002 and 2003, to identify if there is any impairment to the goodwill using a fair value methodology by reporting unit. The Company concluded at April 1, 2003 that goodwill related to scrubber and WESP products within the OEM business segment was impaired. In the fourth quarter of fiscal 2003, the Company took a charge against earnings of $398,897, thereby reducing the carrying value of goodwill to $398,897. The next annual impairment test will be conducted as at April 1, 2004.

Note 6. Share Capital

On August 7, 2001, the Company announced that it had entered into an agreement to form a strategic alliance with Hamon Research-Cottrell, Inc. ("HAMON").  As part of the agreement, Hamon acquired directly from the Company 500,000 shares of TurboSonic common stock, representing an approximately 4.7% equity interest at $1.00 U.S. per share. Amounts of $50,000 and $450,000 were added to Common Shares and Additional Paid-in Capital as the result of this transaction. The investment agreement also provides for the joint marketing of certain products. Certain of TurboSonic's shareholders, including officers and directors, granted options to Hamon to acquire control of TurboSonic from these shareholders at prices ranging from $1.80 to $2.50 per share. These options were exercisable only in the event that Hamon initiated a tender offer for TurboSonic's common stock. These options expired August 31, 2003, without further action by Hamon.

During fiscal 2003 and the three quarters of fiscal 2004, there were no stock options exercised by employees, directors or advisers.

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

Note 7. Earnings Per Share

Basic earnings per share is calculated based on the weighted average shares of common stock outstanding during the period. Diluted earnings per share is calculated based on the weighted average shares of common stock outstanding, plus the dilutive effect of stock options and warrants outstanding, calculated using the treasury stock method. For the three and nine months ended March 31, 2003 and 2003, all warrants and stock options have been excluded from the denominator for the EPS calculation, as these instruments would be anti-dilutive.

Note 8. Segment Information

During the quarter, the Company realigned its business activities on the basis of long-term contracts and components/spare parts. Internal reporting to support decision-making regarding the allocation of resources and evaluation of activities was realigned to be consistent with the alignment of the business. As such the Company has commenced reporting to shareholders on the two business segments into which management now classifies the business - OEM systems and Aftermarket. The comparative segment information has been reclassified to be consistent with this presentation.

	Three Months	Three Months	Nine Months	Nine Months
	ended March	ended March	ended March	ended March
	31, 2004	31, 2003	31, 2004	31, 2003
(Loss) Income Before Provision for
Income Taxes:

OEM Systems	$(326,847)	$(162,000)	$(990,369)	$(350,318)
Aftermarket	$66,747	$156,418	$115,667	$250,629

Total	$(260,100)	$(5,582)	$(874,702)	$(99,689)

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

Due to deferred demand in the capital goods markets relative to the timing of US environmental regulatory changes, the Original Equipment ("OEM") systems business segment has experienced depressed revenue levels for large systems orders whereas our order levels for the Aftermarket business segment have remained largely constant. Although there can be no assurances, we expect to receive new OEM systems order placements commencing in the second and third quarters of the 2004 calendar year, with positive revenue impact expected late in our fourth quarter of fiscal 2004 and into fiscal 2005.

Three Months ended March 31, 2004
Compared with Three Months ended March 31, 2003

OEM systems revenue decreased by $160,483 (23.5%) to $522,156 for the three-month period ended March 31, 2004 from $682,639 for the same period in fiscal 2003. The decrease is the result of decreased large system sales in the period, and in particular, those of Wet Electrostatic Precipitators ("WESP").

Aftermarket revenue decreased by $180,754 (22.1%) to $638,547 for the three month period ended March 31, 2004 from $819,301 for the same period one year earlier. The reduced revenue is the result of decreased sales of evaporative gas cooling and semi-dry spray system components and parts, partially offset by increased scrubber and WESP parts revenue.

OEM systems costs decreased by $71,085 (12.1%) to $514,971 for the three months ended March 31, 2004 from $586,056 for the same period in fiscal 2003. The lower costs are due to the decreased volume of large systems work, as discussed above. As a percentage of OEM systems revenue, the OEM systems cost increased to 98.6% for the three month period ended March 31, 2004 from 85.9% for the same period in fiscal 2003, due to the high level of unabsorbed engineering costs, which are not variable with the volume of activity.

Aftermarket costs decreased by $130,591 (26.7%) to $357,875 for the three month period ended March 31, 2004 from $488,466 for the same period one year earlier. The lower costs recorded were due to the reduced revenue volume discussed above. As a percentage of Aftermarket revenue, the Aftermarket costs decreased to 56.0% for the three-month period ended March 31, 2004 from 59.6% for the same period in fiscal 2003. The decreased ratio of costs to revenue in this fiscal period was the result of a favourable variance on close-out of a scrubber upgrade in the current fiscal period.

Selling, general and administrative expenses increased $107,007 (25.3%) to $530,697 for the three month period ended March 31, 2004 from $423,690 for the same period in fiscal 2003. The variance was the result of increases in sales travel expense, additional sales personnel and insurance premiums. As a percentage of total revenue, selling, general and administrative expenses were 45.7% for the quarter ended March 31, 2004 and 28.2% for the same period a year earlier. Also included in total expenses was $1,573 of stock-based compensation expense for the three-month period ended March 31, 2004, and $1,823 for the same period in fiscal 2003.

The loss before tax increased $254,518 to $260,100 from the loss before taxes of $5,582 for the same period in fiscal 2003. Income tax recovery of $18,551 was recorded in the three month period ended March 31, 2004 compared to an income tax recovery of $16,082 in the same period one year ago.

An "other comprehensive loss" of $19,429 was recorded for the three months ended March 31, 2004, as compared to "other comprehensive income" of $76,949 for the same period in fiscal 2003. The change in "other comprehensive income (loss)" between the comparative quarters was the result of the fluctuation in the value of the Canadian dollar relative to the US dollar in the two fiscal periods, and the resulting changes in our balance sheet relative to Canadian dollar-denominated accounts.

Nine Months ended March 31, 2004
Compared with Nine Months ended March 31, 2003

OEM systems revenue decreased by $2,013,360 (62.6%) to $1,200,803 for the nine-month period ended March 31, 2004 from $3,214,163 for the same period in fiscal 2003. The decrease is primarily the result of reduced revenue for semi-dry spray systems and WESPs compared to the same fiscal period one year ago, and as discussed above regarding deferred demand in the capital goods market and environmental regulatory change.

Aftermarket revenue increased by $118,023 (6.9%) to $1,836,419 for the nine-month period ended March 31, 2004 from $1,718,396 for the same period one year earlier as the result of increased scrubber and WESP spare parts in the current fiscal period.

Cost of OEM systems decreased by $1,635,966 (58.1%) to $1,181,065 for the nine months ended March 31, 2004 from $2,817,031 for the same period in fiscal 2003. The lower costs are due to the decreased volume of large systems work, as discussed above. As a percentage of OEM systems revenue, the cost of OEM systems increased to 98.4% for the nine month period ended March 31, 2004 from 87.6% for the same period in fiscal 2003, due to the high levels of unabsorbed engineering due to reduced activity levels.

Aftermarket costs increased by $115,607 (12.1%) to $1,073,028 for the nine month period ended March 31, 2004 from $957,421 for the same period one year earlier. The higher costs recorded were primarily due to the increased revenue discussed above. As a percentage of Aftermarket revenue, the Aftermarket costs were 58.4% versus 55.7% for the same period in fiscal 2003. The increased ratio of costs to revenue was the result of a one-time favourable contract settlement recorded in fiscal 2003, but not duplicated in fiscal 2004.

Selling, general and administrative expenses increased $387,410 (31.6%) to $1,615,331 for the nine month period ended March 31, 2004 from $1,227,921 for the same period in fiscal 2003. The variance was the result of increases in sales travel expense, additional sales personnel and insurance premiums. As a percentage of total revenue, selling, general and administrative expenses were 53.2% for the three quarters ended March 31, 2004 and 24.9% for the same period a year earlier. Also included in total expenses was $5,048 of stock-based compensation expense for the nine-month period ended March 31, 2004, and $5,935 for the same period in fiscal 2003.

The loss before tax increased $775,013 to $874,702 from the loss before taxes of $99,689 for the same period in fiscal 2003. Income tax recovery of $16,931 was recorded in the nine month period ended March 31, 2004 compared to $13 tax expense in the same period one year ago.

An "other comprehensive income" of $29,881 was recorded for the nine months ended March 31, 2004, as compared to "other comprehensive income" of $27,846 for the same period in fiscal 2003. The change in "other comprehensive income" between the comparative quarters was the result of the fluctuation in the value of the Canadian dollar relative to the US dollar in the two fiscal periods, and the resulting changes in our balance sheet relative to Canadian dollar-denominated accounts.

Liquidity and Capital Resources

The Company had net cash applied to operating activities of $859,590 for the nine-month period ended March 31, 2004 as compared to net cash applied to operating activities of $330,045 for the same period in fiscal 2003. The net cash applied for the nine-month period ended March 31, 2004 is primarily the result of the operating loss, and an increase in accounts receivable, partially offset by increased accounts payable and accrued expenses together with unearned revenue and contract advances. The net cash applied in the prior nine-month period was the result of the operating loss, increased accounts receivable and decreased accounts payable and accrued charges, partially offset by increased accounts payable and accrued charges. The operating losses in both periods are the result of a reduced level of OEM system orders as discussed above.

At March 31, 2004, the Company had working capital of $383,203, as compared to working capital as at June 30, 2003 of $1,230,598, a decrease of $847,395. The Company's current ratio (current assets divided by current liabilities) was 1.31 and 2.39 as at March 31, 2004 and June 30, 2003, respectively. TurboSonic has no outside debt.

The Company's contracts typically provide for progress payments based upon the achievement of performance milestones or the passage of time. The Company's contracts often provide for the Company's customers to retain a portion of the contract price until the achievement of performance guarantees has been demonstrated. The Company endeavours to have its progress billings exceed its costs and estimated earnings on uncompleted contracts; however, it is possible that, at any point in time, costs and estimated earnings can exceed progress billings on uncompleted contracts, which would negatively impact cash flow and working capital. At March 31, 2004, "Billings in excess of costs and estimated earnings on uncompleted contracts" exceeded "Deferred contract costs and unbilled revenue" by $326,100, thereby favourably impacting cash flow. At June 30, 2003, "Billings in excess of costs and estimated earnings on uncompleted contracts" also exceeded "Deferred contract costs and unbilled revenue" by $156,738. The variances are the result of favourable terms of payment with our current mix of contracts in progress.

The Company's backlog at March 31, 2004 was approximately $1.53 million, of which the Company believes 80% will be shipped prior to the end of the current fiscal year.

Between cash on hand, initiatives to lower operating expenses, new orders anticipated and line of credit backed by such new orders, the Company expects to have enough cash to fund its operations over the next twelve-month period. These initiatives include lowering the office staff head count, significant reduction in travel and entertainment expenses and cost and expenditure controls and monitoring. As at March 31, 2004 the cash balance was $280,542, which is a decrease of $205,809 compared to December 31, 2003, and a decrease of $903,343 compared to June 30, 2003. As indicated earlier, the Company expects to receive new OEM systems orders in the second and third quarters of calendar 2004, with positive revenue impact expected late in the fourth quarter of fiscal 2004 and into fiscal 2005. The Company is also pursuing a line of credit on the basis of current and future projects. However, there can be no assurance that such cost cutting initiatives or new orders will be realized. If the above-mentioned liquidity events do not occur or if other sources of cash are not available, the Company estimates that it could run out of operating cash in the first quarter of fiscal 2005 (i.e., July to September 2004). The Company has not yet addressed the prospects of shareholder loans or equity financing.

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

Item 3. Controls and Procedures.

Management of the Company carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of March 31, 2004. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by it in reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in the Company's internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II - Other Information

Item 1.	Not applicable

Item 2.	Not applicable

Item 3.	Not applicable

Item 4.	Not applicable

Item 5.	Not applicable

Item 6.	(a) Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certifications
	Exhibit 32.1	Section 1350 Certifications

	(b)	On February 19, 2004, the Company furnished to the SEC a current report on Form 8-K, dated
February 17, 2004, reporting Item 12 - Results of Operations and Financial Condition

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 17, 2004

TURBOSONIC TECHNOLOGIES, INC.

By: /s/ PATRICK J. FORDE
Patrick J. Forde, President,
Secretary and Treasurer