Form 10KSB
period 2004-06-30
TURBOSONIC TECHNOLOGIES INC
filed 2004-09-28
CIK 900393

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2004

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

Issuer's revenues for its most recent fiscal year: $4,722,557

Aggregate market value of the Issuer's common stock held by non-affiliates of the Issuer as of September 17, 2004: $1,579,620

The number of shares outstanding of the Issuer's common stock as of September 17, 2004: 10,507,224

Transitional Small Business Disclosure Format (check one): Yes   No

PART I

ITEM 1: DESCRIPTION OF BUSINESS

a) Business Development

TurboSonic Technologies, Inc., (the "Company"), directly and through subsidiaries, designs and markets integrated pollution control and industrial gas cooling/conditioning systems including liquid atomization technology and dust suppression systems to ameliorate or abate industrial environmental problems.

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

b) Business of Company

Introduction

The Company's proprietary technology is designed to control a wide variety of air pollution control problems for industries including pulp and paper, wood/forest products, metallurgical (non-ferrous and iron and steel), chemical and mineral processing (including cement), grain processing, hazardous and municipal solid waste (MSW) incineration, and power generation. The Company believes its products, which are designed to meet the strictest emission regulations for gaseous and particulate emissions, afford economic and technical advantages over conventional air pollution equipment.

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

The following table reflects the approximate percentages of the Company's revenue derived from its principal customer categories during the fiscal years indicated:

	Year Ended
	June 30
	2004	2003
Hazardous Waste Incineration	8%	3%
Solid Waste Incineration	20%	9%
Chemical and Mineral Processing	18%	19%
Metallurgical Processing	25%	11%
Pulp and Paper	22%	34%
Wood Products	2%	2%
Grain Processing	2%	16%
Other	3%	6%
	100%	100%

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

The Company performs all process engineering, including but not limited to, the determination of the size, geometry and structural characteristics of the particular system needed for gaseous, mist or particulate removal, and performs the detailed design of, and develops specifications for, all applicable structural, electrical, mechanical and chemical components of such system. The Company, historically, has not manufactured or fabricated its own products or systems. Rather, it purchases components consisting of both off-the-shelf items and items, such as its atomizing nozzles, which are made to its design and specifications by third party manufacturers and fabricators, enters into subcontracts for field construction, which it supervises, and manages all technical, physical and commercial aspects of the performance of its contracts.

Products and Systems

The Company offers a range of products and systems, incorporating diverse technologies, to address the industrial processing, air pollution control and other environmental management needs of its customers. Many of such customers have historically purchased individual products or systems from the Company that, in many instances, operate in conjunction with products and systems supplied by others. The Company emphasizes the marketing of custom engineered air pollution control systems that may provide combinations of its own products and systems as an integrated environmental management solution.

The following table reflects the approximate percentages of the Company's revenue derived from its principal products and systems during the fiscal years indicated below:

	Year Ended
	June 30
	2004	2003
Evaporative Gas Cooling and Conditioning Systems	39%	19%
Wet Electrostatic Precipitator Systems (WESPs)	13%	36%
Wet Scrubber Systems	23%	21%
Semi-dry Scrubber Systems	11%	18%
Dust Suppression	5%	4%
Other Nozzle Systems	9%	2%
	100%	100%

The Company's products are utilized in many industries including pulp and paper, wood products, chemical and minerals processing (including cement), metallurgical (non-ferrous and iron and steel), grain processing, hazardous and municipal solid waste (MSW) incineration, and power generation.

The principal products and systems offered by the Company are described below:

SoniCool® Evaporative Gas Cooling and Conditioning Systems

Through the use of the Company's atomizing nozzles, SoniCool® Evaporative Gas Cooling and Conditioning Systems accurately control temperature and humidity of high-temperature gas streams, such as those emanating from cement kilns, non-ferrous smelters and steel mill Electric Arc Furnaces (EAF) or Basic Oxygen Furnaces (BOF). The result is gas temperatures that do not damage equipment and ductwork, smaller gas volumes, and improved efficiency of downstream air pollution control equipment.

The Company is an internationally known leader in gas cooling and conditioning with over 450 installations throughout the world.

SonicKleen™ Wet Electrostatic Precipitation Systems (WESP)

The SonicKleen™ WESP removes sub-micron particulate, heavy metals, dioxins and furans, mists, and fumes from process gas streams. Removal efficiencies can be achieved at much lower operating costs than with scrubbers. While there are many variations of electrostatic precipitators on the market, the SonicKleen™ design is recognized as a proven approach that exceeds requirements for meeting government removal targets while keeping operating and maintenance costs to a minimum.

Currently, the U.S. Environmental Protection Agency is tightening certain emission standards, thereby forcing a number of industries to adopt technologies, such as WESPs, in order to meet emissions targets that more traditional technologies, such as scrubbers, will not be able to meet effectively. The Company's WESP is capable of achieving these higher standards and efficiently capturing sub-micron particulates.

Fifteen SonicKleen™ WESP systems have been sold for use in incinerators, a ceramic refractory plant, a hospital medical waste facility, corn fibre dryer, OSB (oriented-strand board) facility and a number of pulp and paper manufacturing facilities. The Company's WESP technology can be used in many industries including wood products, waste incineration, metallurgical and chemical processing, and power generation industries.

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

Any company with a gaseous source of SO2 is a potential customer for the TurboSOx technology. The Company is currently working with several companies who have expressed an interest in the TurboSOx SO2 Recovery System, although no sales of such systems have been made as of September 1, 2004.

SonicBURN Waste Fuel Combustion

SonicBURN systems are used to introduce any fuel into combustion chambers for better combustion, resulting in higher production efficiencies. Employing the Company's Turbotak atomizing nozzles made from stainless steels, ceramic, or other durable materials and a process developed by the Company, SonicBURN atomizes viscous, dirty, or waste fuels into fine droplets. The durability of the nozzles allows longer production runs, less maintenance, and reduced costs compared to other designs.

Over 25 of the Company's nozzles and systems are in use for waste fuel combustion in hazardous waste incinerators and cement kilns.

Turbotak Wet, TurboVenturi and TurboSorb Semi-Dry Scrubbers

The Turbotak Wet Scrubber treats industrial process gas streams, removing sub-micron and larger particulate, acid gases, odors, fumes and vapors. By employing the Company's proprietary atomizing nozzles, the scrubber is able to more effectively remove multiple contaminants than competing technologies, resulting in lower maintenance and operating costs.

The TurboVenturi Scrubber treats industrial process exhaust gas streams primarily for removal of particulate, as well as acid gases. The system operates by forcing the gas stream across a pressure drop in order to generate a fine stream of liquid droplets for very high efficiency particulate contacting. The TurboVenturi Scrubber has a relatively low capital cost due to its inherent simplicity.

The TurboSorb Semi-Dry Scrubber treats industrial process gas streams, removing acid gases such as SO2 and HCI. By spraying alkalis such as calcium, potassium and sodium-based slurries or solutions, the TurboSorb system can achieve higher removal efficiencies of SO2 and HCI than traditional "dry" scrubbers. Unlike "wet" systems, with the TurboSorb semi-dry scrubber all water is evaporated so there is no liquid waste stream generated.

The Company has installed over 150 of its scrubbers to solve a wide variety of air pollution control problems. Its equipment, designed to meet the most stringent regulations limiting gaseous and particulate emissions, has also been retrofitted into competing technologies to improve their performance.

Dry Fog® Dust Control and Suppression Systems

The Company is a leader in dust control with its Dry Fog® dust suppression systems which control virtually all types of respirable and larger airborne dust. Operating costs for the Dry Fog® dust control and suppression systems, which use the Company's atomizing nozzles, are significantly lower than for ventilation type control systems, which consume as much as 20 times the energy. A Dry Fog® system can be installed for as little as 40% of the cost of a conventional bag filter type system.

The Company is an internationally known leader in dust control with over 400 systems throughout the world. Dry Fog® systems are used in industries such as cement, limestone, aggregates, metallurgical, mining, and materials handling.

Air Pollution Control System Upgrades

Using the Company's atomizing nozzles and venturi scrubber technologies and years of experience in the air pollution control industry, the Company is able to retrofit existing air pollution control equipment to consistently improve performance. An equipment upgrade is significantly less expensive than purchasing new equipment, with lower maintenance requirements. The Company has upgraded hundreds of air pollution control systems.

Atomizing Nozzles and Spare Parts

Used in a wide variety of industrial applications, the Company's Turbotak atomizing nozzles atomize liquids to extremely small droplets. The nozzles feature a two-phase design for superior control over droplet size and distribution. The combination of the small droplets, and the distribution pattern provide unique results that other nozzles do not have. Designs range from small, single-orifice nozzles to large, multi-orifice nozzles. This makes them ideal for evaporative gas cooling, spray drying, wet and semi-dry scrubbing, performance enhancement of air pollution control systems, as well as combustion and incineration. The Company's SoniCore® nozzle design has different aspects to the droplet size, spray pattern and very low flow rates that make it ideal for applications such as dust suppression and humidification.

With thousands of nozzles sold, the SoniCore® nozzles and the patented Turbotak Atomizing nozzles are at the heart of the Company's air pollution control systems and are recognized by industry as superior.

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

This strategic alliance enables Hamon Research-Cottrell to market the Company's products, including the SonicKleen™ Wet Electrostatic Precipitator (WESP), through its expanding worldwide sales and distribution channels. Further, the Company may access Hamon Research-Cottrell's air pollution control technologies, including their NOx control systems, as well as fabric filters and dry electrostatic precipitators (ESP). The strategic alliance with Hamon Research-Cottrell is actively pursuing industrial opportunities in several geographic areas.

The Company's sales representatives assist the Company in consummating sales of its products and services, serve an ongoing liaison function between the Company and its customers during the sales process and address customers' questions or concerns arising thereafter. The sales representatives are selected by the Company based upon industry reputation, prior sales performance and the breadth of territorial coverage, among other criteria.

Technical inquiries received from potential customers are referred to the Company's sales and engineering personnel who jointly prepare either a budget for the customers' future planning or a final bid. The period between initial customer contact and issuance of an order varies widely, but is generally between 6 and 24 months.

The Company seeks to obtain repeat business from its customers, although it does not depend upon any single customer to maintain its level of activity from year to year; however, one or more different customers may be expected to account for greater than 10% of the Company's net revenues in any consecutive twelve month period. Three customers accounted for 9%, 8% and 7% respectively, of the Company's net revenues during the fiscal year ended June 30, 2004. During the fiscal year ended June 30, 2003, three customers accounted for 13%, 16% and 16% respectively, of the Company's net revenues.

Backlog

At June 30, 2004, the amount of the Company's contract backlog was approximately $5,325,000 compared to $1,086,000 at June 30, 2003. Backlog represents work for which the Company has entered into a signed agreement or has received an order to proceed. Completion of the Company's entire backlog is anticipated to occur prior to June 30, 2005.

Product Development

The Company has an ongoing program for the development and commercialization of new industrial processing and air pollution control products, systems and technologies, and the enhancement of existing products and systems. Expenditures for research and development activities, net of customer and government support, aggregated $64,803 and $20,089 for the fiscal years ended June 30, 2004 and 2003, respectively.

Proprietary Protection

The Company owns or has licensed rights to over 30 international patents relating to a variety of air pollution control applications.

The Company has registered servicemarks or trademarks in the United States and certain foreign countries for several identifying names which it uses with its products and systems including SoniCool®, SoniCore®, SonicKleen™ and Dry Fog®.

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

Suppliers and Subcontractors

Like other companies in the air pollution control industry, the Company has historically relied on third parties to manufacture and fabricate its products and to supply parts and components for its systems in accordance with the Company's specifications. In those instances in which the Company's scope of work includes installation of equipment, the Company selects and supervises subcontractors for this work. To date, the Company has not experienced difficulties either in obtaining fabricated components and other materials and parts used in any of its products and systems or in obtaining qualified subcontractors. The Company's vendor sources for various components, materials and parts used in its systems, including its atomizing nozzle and other components, include more than 100 firms. The Company does not depend on any one of the vendors to a material extent, and in any event the Company believes that alternative vendors would be available if needed. With respect to fabricators, the Company has satisfactory relationships with more than ten fabricators. Similarly, with respect to subcontractors for installation work, the Company has satisfactory relations with more than three firms. On the basis of the number of vendors, fabricators and subcontractors which it utilizes and the availability of alternative sources, the Company does not believe that the loss of its relationship with any one firm would have a material adverse effect on its business.

Bonding and Insurance

While the Company generally has not been required to procure bid and performance bonds, such requirements are prevalent for projects partially or fully funded by federal, state or local governments. A bid bond guarantees that a bidder will execute a contract if it is awarded the job and a performance bond guarantees completion of the contract. Past coverage for these requirements has been provided using cash reserves and guarantees from a Canadian crown corporation.

The Company currently maintains different types of insurance, including general liability, property coverage, professional and product liability insurance with respect to the engineering and products it sells to its customers. A successful claim or claims in an amount in excess of the Company's insurance coverage or for which there is no coverage could have a material adverse effect on the Company. The Company also maintains directors and officers liability coverage.

Government Regulation

Stringent environmental laws have been enacted in the United States and other nations in response to public concern about the environment. The Company believes that the need to comply with these laws creates demand for the Company's products. The Federal Clean Air Act, federal, state and local regulations which implement it and the enforcement of these laws and regulations largely determine the level of expenditures that customers will make to limit emissions from their facilities.

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

Employees

As of June 30, 2004, the Company employed 31 full time persons, including 8 engineers, 9 salespersons, and 6 technical support persons. None of the Company's employees are represented by a labor union. The Company believes that its relationship with its employees is satisfactory.

Financial Information about Foreign and Domestic Operations and Export Sales

U.S. and Canadian customers collectively accounted for approximately 71% and 88%, respectively, of the Company's sales during the fiscal years ended June 30, 2004 and 2003. Revenue derived from export sales is transacted in U.S. dollars and Euros.

The following table reflects the approximate percentages of the Company's revenue derived from United States, Canadian and foreign sales during the fiscal years indicated below:

	Year Ended
	June 30
	2004	2003
United States	47%	69%
Canada	24%	19%
South and Central America	6%	4%
Europe	11%	3%
Far East	11%	2%
Other	1%	3%
	100%	100%

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

  Revenue Concentration. Sales to three customers accounted for 24% of the Company's net revenues in the fiscal year ended June 30, 2004. Three different customers accounted for 45% of the Company's net revenues in the prior fiscal year. The Company's inability to retain or replace these customers could materially and adversely affect future revenue and profitability.

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

  Export Sales. Approximately 29% and 12%, respectively, of the Company's revenues during the fiscal years ended June 30, 2004 and 2003 were derived from sales made outside of the United States and Canada. Foreign sales are subject to certain inherent risks, including unexpected changes in regulatory and other legal requirements, tariffs and other trade barriers, greater difficulty in collection of accounts receivable and potentially adverse tax consequences. There can be no assurance that these factors will not have an adverse impact on the Company's future foreign sales and, consequently, on the Company's operating results.

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

ITEM 2: DESCRIPTION OF PROPERTY

The Company leases approximately 11,800 square feet of executive and administrative offices and shop space in Waterloo, Ontario, Canada at an annual rent of approximately $69,000. Insurance and utilities are paid separately. This lease expires on June 30, 2008.

The Company has leased approximately 3,360 square feet of office and shop space in East Hanover, New Jersey at an annual rental of approximately $36,000. In addition, the Company must pay annual cost of living increases (not to exceed 4% per year) based upon changes in the Consumer Price Index, taxes, insurance and utilities. This lease expired on August 30, 2004, and was not renewed. The Company has entered a one year lease for a sales office of 640 square feet commencing September 1, 2004 at an annual rental of approximately $14,000.

ITEM 3: LEGAL PROCEEDINGS

Not applicable.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted for a vote to the Company's security holders during the fourth quarter of the Company's fiscal year ended June 30, 2004.

PART II

ITEM 5: MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

The Company's Common Stock is quoted on the OTC Bulletin Board under the symbol "TSTA".

The following table sets forth the range of the bid quotations for the Company's Common Stock for the periods shown, as furnished by The Nasdaq Stock Market.

	Common Stock (1)
	High	Low
Fiscal Year Ended June 30, 2004:
First Quarter	$0.510	$0.250
Second Quarter	$0.570	$0.300
Third Quarter	$0.550	$0.270
Fourth Quarter	$0.400	$0.210
Fiscal Year Ended June 30, 2003:
First Quarter	$0.500	$0.330
Second Quarter	$0.500	$0.210
Third Quarter	$0.350	$0.250
Fourth Quarter	$0.500	$0.250

(1) The above quotations represent prices between dealers and do not include retail mark up, markdown or commissions. They do not necessarily represent actual transactions.

As of June 30, 2004, there were 445 holders of record and approximately 1,600 beneficial holders of the Common Stock. This number of beneficial holders represents the number of actual holders of the Company's Common Stock, including an estimate of the beneficial owners of shares held in "nominee" or "street" name. The Company does not know the actual number of beneficial owners.

The Company does not anticipate paying any cash dividends in the foreseeable future, as it is the current policy of the Company's Board of Directors to retain any earnings to finance the Company's future operations and expand its business.

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

General

TurboSonic Technologies, Inc., (the "Company"), directly and through subsidiaries, designs and markets integrated pollution control and industrial gas cooling/conditioning systems including liquid atomization technology and dust suppression systems to ameliorate or abate industrial environmental problems.

The Company's proprietary technology is designed to control a wide variety of air pollution control problems for industries including pulp and paper, wood/forest products, metallurgical (non-ferrous and iron and steel), chemical and mineral processing (including cement), grain processing, hazardous and municipal solid waste (MSW) incineration, and power generation. The Company believes its products, which are designed to meet the strictest emission regulations for gaseous and particulate emissions, afford economic and technical advantages over conventional air pollution equipment.

The Company seeks to obtain repeat business from its customers, although it does not depend upon any single customer to maintain its level of activity from year to year; however, one or more different customers may be expected to account for greater than 10% of the Company's net revenues in any consecutive twelve month period.

Stringent environmental laws have been enacted in the United States and other nations in response to public concern about the environment. The Company believes that the need to comply with these laws creates demand for the Company's products. The Federal Clean Air Act, federal, state and local regulations which implement it and the enforcement of these laws and regulations largely determine the level of expenditures that customers will make to limit emissions from their facilities.

The market for the Company's air pollution control products and systems is directly dependent upon the existence and enforcement of laws and regulations that limit the release of pollutants into the atmosphere and impose substantial penalties for non-compliance. The Government can change environmental regulations at any time, which could have positive or negative effects upon the Company's future revenues and prospects of profitability. Currently, the U.S. Environmental Protection Agency is tightening certain emission standards, thereby forcing a number of industries to adopt technologies, such as WESPs, in order to meet emissions targets that more traditional technologies, such as scrubbers, will not be able to meet effectively.

Prior to fiscal 2004, the Company had two reportable business segments - nozzle systems and scrubber systems. During fiscal 2004, the Company realigned its business activities on the basis of long-term contracts and components/spare parts. Internal reporting to support decision-making regarding the allocation of resources and evaluation of activities was realigned to be consistent with the alignment of the business. As such the Company has commenced reporting to shareholders on the two business segments into which management now classifies the business - Original Equipment ("OEM") systems and Aftermarket . The previous scrubber systems segment is closely aligned with the OEM systems segment and the previous nozzle system segment is closely aligned with the Aftermarket segment. The comparative segment information has been reclassified to be consistent with this presentation.

Forward-looking statements in this report, including without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that such forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed therein. In evaluating these statements, you should specifically consider the risks discussed in this Form 10-KSB for the year ended June 30, 2004 and other reports or documents that we have filed from time to time with the SEC.

Critical Accounting Policies and Estimates

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

We believe the following critical accounting policies affect the more significant judgements and estimates used in the preparation of our Consolidated Financial Statements:

Revenue Recognition

The Company derives revenue from long-term contracts which require performance [i.e., design, construction and performance testing] over a time span which may extend beyond one or more accounting periods. For long-term contracts, two methods of recognition are employed by the Company - the percentage of completion method for virtually all of such projects being undertaken, and the completed contract method for contracts with significant uncertainty, such as the use of new technology. For contracts of shorter duration, revenue is recorded when products are shipped, services are performed or billings rendered, which approximate actual performance.

The percentage-of-completion is determined by best available engineering estimates. Engineering progress is measured upon completion progress relative to the overall project design. Material progress is determined by the degree of completeness or progress of the components individually and as a whole of the project. When included in the scope of the work, installation work completeness is based upon work completed relative to the overall scope. Monthly revenue recognition reflects the degree of completeness based upon review of project drawings, project schedule, progress of actual fabrication and installation, and further validated by visual observation by the project manager, quality inspectors, and the construction advisor, if applicable. When the current estimated costs to complete indicate a loss, such losses are recognized immediately for accounting purposes.

If the conditions of work to be performed change, or the estimated costs are not accurately projected, the gross profit from construction-type contracts may vary significantly in future periods.

As discussed in note 6 to the Consolidated Financial Statements, a subcontractor of the Company experienced financial difficulties resulting in an increase in estimated completion costs for a project to a total of $317,000. Recovery, in whole or part, of these increased costs may be possible through the liquidation of the assets of the subcontractor, although, due to the uncertainty, no recovery has been recorded. The liquidation process was not complete at June 30, 2004.

Goodwill

We had adopted SFAS No. 142 effective July 1, 2001, under which goodwill is no longer amortized but is subject to an annual impairment review (or more frequently if deemed appropriate). We previously completed the transitional impairment test to identify any impairment to the goodwill of the nozzle and scrubber systems business segments as at July 1, 2001 and the annual tests as at April 1, 2002 and 2003 using a fair value methodology, in accordance with SFAS No. 142. Due to deferred demand in the capital good markets relative to the status of environmental regulatory changes, the scrubber systems business segment had experienced depressed revenue levels and losses from operations. These conditions have created uncertainty regarding the forecasted future cash flows required to support the goodwill associated with the scrubber business segment under the rules of SFAS No. 142. We concluded that there was impairment relative to the scrubber systems business segment as at April 1, 2003, and accordingly determined that $398,897 of goodwill associated with this business segment should be written off in the year ended June 30, 2003.

We completed the goodwill impairment test as at April 1, 2004 for the Aftermarket business segment, as required by SFAS No. 142. We have concluded that there has not been an impairment of goodwill associated with the Aftermarket segment for the year ended June 30, 2004.

We assess the impairment of goodwill by reporting unit whenever events or changes in circumstances indicate that the carrying value may not be recoverable, in whole or part. Some factors we consider to be important which could trigger an impairment review between annual tests include the following:

  significant underperformance relative to expected historical or projected future operating results;
  significant changes in the manner of our use of the acquired assets or the strategy for our overall business;
  significant negative industry or economic trends;
  significant decline in TurboSonic's stock price for a sustained period, and our market capitalization relative to net book value.

Results of Operation

Due to deferred purchase plans by several of the industry groups served by TurboSonic, including pulp and paper and wood products, as the result of the delayed timing of US environmental regulatory changes, the OEM systems business segment has experienced depressed revenue levels in fiscal 2003 and 2004 for large systems orders whereas our order levels for the Aftermarket business segment have remained largely constant.

In the fourth quarter of fiscal 2004, the OEM systems business segment experienced significant bookings whereas our order levels for the Aftermarket business segment have continued relatively constant. Although there can be no assurances that this trend of increased OEM system orders will continue, these new OEM systems order placements are expected to have a positive revenue impact in all quarters of fiscal 2005.

Twelve Months Ended June 30, 2004 Compared with Twelve Months Ended June 30, 2003

OEM systems revenue decreased by $1,618,815 (43%) to $2,107,618 for the twelve-month period ended June 30, 2004 from $3,726,433 for the same period in fiscal 2003. The decrease is primarily the result of a decrease in large system sales in the period for the reasons discussed above, and in particular, those of Wet Electrostatic Precipitators ("WESP").

Aftermarket revenue increased by $241,631 (10%) to $2,614,939 for the twelve months ended June 30, 2004 from $2,373,308 for the same period one year earlier. Increased revenue for WESP and scrubber parts in fiscal 2004, due to an increase in maintenance activities by customers in the wood products and mineral processing industries, has primarily resulted in this positive increment.

Cost of OEM systems decreased by $1,482,336 (46%) to $1,750,940 for the twelve-month period ended June 30, 2004 from $3,233,276 for the same period in fiscal 2003. The lower costs are the result of the decreased volume of OEM systems work, as discussed above. As a percentage of OEM systems revenue, the cost of OEM systems was 83% for the twelve-month period ended June 30, 2004 and 87% for the same period in fiscal 2003. The lower percentage to revenue for the OEM systems is the result of the inclusion of a higher proportion of design work of certain projects in progress in fiscal 2004 than in fiscal 2003.

Aftermarket costs increased by $197,558 (15%) to $1,523,210 for the twelve-month period ended June 30, 2004 from $1,325,652 for the same period one year earlier. The increased costs are the result of the increased sales volume discussed above. As a percentage of aftermarket revenue, the aftermarket costs were 58% versus 56% for the same period in fiscal 2003. The increased ratio of aftermarket costs to revenue was the result of a one-time favourable contract settlement recorded in fiscal 2003, that was not duplicated in fiscal 2004.

Selling, general and administrative expenses increased $410,521 (24%) to $2,202,144 for the twelve-month period ended June 30, 2004 from $1,791,623 for the same period in fiscal 2003. Increased selling, general and administrative expenses included sales travel expense, additional sales personnel and increased insurance premiums. As a percentage of total revenue, selling, general and administrative expenses were 47% for the fiscal period ended June 30, 2004 and 29% for the same period a year earlier. This increase in percent to revenue is the direct result of the decreased volume of revenue for the current period. As discussed in note 8 to the Consolidated Financial Statements, the goodwill impairment loss ($398,897) is the result of the conclusion that the goodwill associated with the Scrubber systems business segment should be written off in fiscal 2003. Also included in total expenses in the current year were stock-based compensation expense ($6,619 vs.$7,758 in fiscal 2003)[see note 13 to the Consolidated Financial Statements].

Loss before tax increased $134,641 to a loss before taxes of $817,723, from a loss before taxes of $683,082 for the same period in fiscal 2003. Income taxes for fiscal 2004 decreased $36,729, to a recovery of $36,116 from an expense in 2003 of $613. The tax recovery relates to carry-back of the 2003 tax loss to 2001 and 2002. The future benefit of US tax losses has not been recorded in the financial statements, as discussed in note 14 to the Consolidated Financial Statements. An "other comprehensive income" of $17,862 was recorded for the twelve-months ended June 30, 2004, as compared to "other comprehensive income" of $186,183 for the same period in fiscal 2003. The "other comprehensive income" in the current period was the result of the increase in the value of the Canadian dollar opposite the US dollar from June 30, 2003 to June 30, 2004, and the resulting changes in our balance sheet relative to Canadian-denominated accounts.

Liquidity and Capital Resources

On an overall basis, the Company had net cash applied of $964,147 for fiscal 2004 as compared to net cash provided of $343,220 during the same period in 2003. The fiscal 2004 net cash applied figure included cash applied to operating activities of $902,118. This decrease in overall cash flow is the result of the operating loss, and the increase in accounts receivable only partially offset by increases in accounts payable and unearned revenue and contract advances.

At June 30, 2004, the Company had positive working capital of $460,577 as compared to positive working capital of $1,230,598 as at June 30, 2003, a decrease of $770,021. The Company's current ratio (current assets divided by current liabilities) was 1.37 and 2.39 at June 30, 2004 and June 30, 2003, respectively.

The Company's contracts typically provide for progress payments based upon the achievement of performance milestones or the passage of time. The Company's contracts often provide for the Company's customers to retain a portion of the contract price until the achievement of performance guarantees has been demonstrated. The Company attempts to have its progress billings exceed its costs and estimated earnings on uncompleted contracts; however, it is possible, at any point in time, that costs and estimated earnings can exceed progress billings on uncompleted contracts, which would negatively impact cash flow and working capital. At June 30, 2004 and June 30, 2003, "Unearned revenue and contract advances" exceeded "Deferred contract costs and unbilled revenue" with the result that cash flow was negatively affected by $302,075 and $156,738, respectively.

The Company's backlog as at June 30, 2004 was approximately $5,325,000, all of which should be shipped during the 2005 fiscal year.

Between cash on hand, initiatives to lower operating expenses, OEM system orders received and new orders anticipated and the anticipated receipt of a line of credit backed by such new orders, the Company expects to have enough cash to fund its operations over the next twelve-month period. The cost reduction initiatives include lowering the office staff head count (completed), downsizing of the New Jersey office (completed), consolidation of all project management activities in head office (completed) and implementing further cost and expenditure controls and monitoring (ongoing). As at June 30, 2004 the cash balance was $219,738, which is a decrease of $60,804 compared to March 31, 2004, and a decrease of $964,147 compared to June 30, 2003. Our cash position as at September 1, 2004 was approximately $750,000. The Company has received new OEM systems orders valued at over $5 million in the second and third quarters of calendar 2004, with positive revenue impact commencing late in the fourth quarter of fiscal 2004 and into fiscal 2005. The Company is also pursuing a line of credit on the basis of current and future projects. TurboSonic has no outside debt. The Company has not yet addressed the prospects of shareholder loans or equity financing. Based upon the current cash position and confirmed revenue for the fiscal 2005 year of $6.9 million and a steady stream of Aftermarket orders, the Company believes that projected cash generated from operations will be sufficient to meet its cash needs through the end of the fiscal year ended June 30, 2005.

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

ITEM 7: FINANCIAL STATEMENTS

Reference is made to pages F-1 through F-23 comprising a portion of this Annual Report on Form 10-KSB.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A: CONTROLS AND PROCEDURES

Management of the Company carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of June 30, 2004. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by it in reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in the Company's internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 8B: OTHER INFORMATION

Not applicable.

PART III

ITEM 9: DIRECTORS AND EXECUTIVE OFFICERS

The Company's executive officers and directors are as follows:

Name	Age	Positions and Offices

Edward F. Spink	50	Chairman of the Board and CEO
Patrick J. Forde	71	President, Secretary/Treasurer and Director
Richard H. Hurd	67	Director
Dr. Donald R. Spink, Sr.	81	Director
Jonathan R. Lagarenne	44	Director
Frederick G. Berlet	76	Director
Michael J. Widico	52	Director
Egbert Q. van Everdingen	43	Executive VP
Robert A. Allan	62	VP Engineering
Ronald A. Berube	57	VP Marketing & Sales - Gas Conditioning and Nozzle Systems
David J. Hobson	56	VP Finance and Administration

Edward F. Spink has served as President of the Company from August 27, 1997, the date upon which Turbotak Technologies and Sonic Environmental Systems were consolidated to form the Company (the "consolidation date"), until June 15, 1999. On June 15, 1999, the Board of Directors elected him Chairman of the Board and Chief Executive Officer. Prior thereto and from 1995, he was President and a director of Turbotak. Mr. Spink was Vice President - Operations of Turbotak from 1989 to 1995. He joined Turbotak in 1982.

Patrick J. Forde has been Secretary/Treasurer of the Company since the consolidation date. He was elected President of the Company on June 15, 1999. Prior thereto and from 1986 he was a director of Turbotak. Mr. Forde has served as Vice President - Corporate Planning for Turbotak since 1996. He was Chairman and Chief Executive Officer of Borg Textile Corporation, which manufactured and sold deep-pile fabric to garment producers, from 1982 to 1995. He is president and owner of Glencree Investments, Inc.

Richard H. Hurd served as President of the Company from August 1993 to August 1997 and Treasurer of the Company from April 1994 to August 1997. He has been a director of the Company since February 1993. Mr. Hurd has been President and sole owner of RHB Capital Company Inc., a financial consulting company since 1987 and is Co-Managing Director of Genuine Article Publishing Group, LLC, a publisher of children's books. He also acts as a Special Assistant to the Treasurer of the State of New Jersey.

Dr. Donald R. Spink, Sr. had served as Chairman of the Company since the consolidation date until June 15, 1999. He remains as a director and has agreed to provide the Company with technical advice. Prior thereto and from 1976 he was Chairman of Turbotak.

Jonathan R. Lagarenne was elected to the Board of Directors at the July 30, 2001 meeting. He is presently engaged in providing executive consulting services focused on the areas of claims management and risk management. Prior to launching his consulting practice in July 2003, Mr. Lagarenne served as Chief Executive Officer of Hamon Corporation from May 2000, and as its Chief Operating Officer and General Counsel from July 1998.

Frederick G. Berlet has served as President of S.W.O. Management Consultants since 1967. Between 1960 and 1994 he also held several positions with Fleck Manufacturing Inc., a major auto parts manufacturing company, including its Deputy Chairman, President and Chief Executive Officer. He is a Certified Management Accountant (CMA) and has served on numerous boards of directors of private and public companies. He is currently a director of Timberland Ltd., a specialty hoist and winch manufacturing company. He is also involved with several charitable organizations. Since 1997 he has been an advisor to our Board, and was elected to our board on December 10, 2002.

Michael J. Widico is Executive Vice President of Hamon Research-Cottrell, which provides engineering, manufacturing and contracting of air pollution control equipment for power and energy-intensive industries, and has held the position since January 2003. Before joining Hamon Research-Cottrell, he was President of Procedair Industries in Montreal, which provides gas cleaning equipment and systems to heavy industrial customers. Prior to this appointment, Mr. Widico served as Vice President and General Manager of Procedair from September 1996 to April 2000. He was elected to our board of directors on December 11, 2003.

Egbert Q. van Everdingen has served as VP Marketing & Sales, Air Pollution Control Systems of the Company since the consolidation date. Prior thereto and from 1986, he served as project manager and in various product development, sales and marketing positions with Turbotak. Effective August 5, 2003, he was appointed Executive VP, with responsibility for all sales, marketing, design and project engineering.

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

Edward Spink is the son of Dr. Donald Spink, Sr.

The Company has agreed to cause the election of one director designated by Hamon Research-Cottrell, so long as Hamon Research-Cottrell continues to own at least 5% of the Company's outstanding common stock. In accordance with this agreement, Michael J. Widico has been designated by Hamon Research-Cottrell as its representative on the Company's board of directors.

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

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no such forms were required for those persons, the Company believes that during the fiscal year ended June 30, 2004, all filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

The Company's audit committee consists of three directors, Frederick G. Berlet, Richard H. Hurd and Jonathan R. Lagarenne. The Board of Directors has determined that each member of the Audit Committee meets the Nasdaq Marketplace Rule definition of "independent" for audit committee purposes. The Board of Directors has also determined that Frederick G. Berlet meets the SEC definition of an "audit committee financial expert."

The Company's Audit Committee has adopted a Code of Ethics applicable to all of the Company's employees, including its Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer, as well as the members of the Company's board of directors. The Code of Ethics is filed as Exhibit 14 to this Form 10-KSB.

ITEM 10: EXECUTIVE COMPENSATION

Summary Compensation

Set forth below is the aggregate compensation for services rendered in all capacities to the Company during its fiscal years ended June 30, 2004, 2003 and 2002 by its chief executive officer. Executive officers receiving compensation exceeding $100,000 during its fiscal year ended June 30, 2004 (the "Named Officers") included the Company's Executive Vice President and the Vice President - Nozzle Sales & Marketing:

		Annual Compensation			Long-term Compensation Awards
Name and	Year Ended	Salary	Bonus	Other Annual	Shares Underlying Number of
Principal Position	June 30			Compensation	Options and Warrants

Edward F. Spink, CEO	2004	$130,275 (1)	-- (1)	$ 375 (2)(3)	10,000
	2003	$115,000 (1)	-- (1)	$ 13,603 (2)(3)	10,000
	2002	$ 63,752	--	$ 10,671 (2)	10,000

Egbert Q. van Everdingen,
Executive Vice President	2004	$111,664 (4)	-- (4)	$ 18,703 (5)	--
	2003	$ 29,784	--	$ 40,737 (5)	--
	2002	$ 28,688	--	$ 10,671 (5)	--

Ronald A. Berube, VP -
Nozzles Sales & Marketing	2004	$ 33,499	--	$ 66,693 (6)	--
	2003	$ 29,784	--	$ 57,055 (6)	--
	2001	$ 28,688	--	$ 70,715 (6)	--

(1) Effective July 1, 2002, Mr. Spink's compensation was revised to CAD 175,000 (USD 130,275 in 2004, USD 115,000 in 2003) of salary, together with a $20,000 bonus to be based upon meeting the earnings before tax target in the Company's 2003 business plan. For the fiscal years ended June 30, 2003 and 2004, Mr. Spink was not entitled to any bonus payment due to the performance of the Company over that period.

(2) Effective July 1, 1999, Mr. Spink's compensation was revised to include a sales commission on Scrubber System sales rather than the previous discretionary bonus.

(3) Represents commission on orders received prior to fiscal 2003.

(4) Effective July 1, 2003, Mr. Van Everdingen's compensation was revised to CAD 150,000 (USD 111,664 in 2004) of salary, together with a $10,000 bonus to be based upon meeting the earnings before tax target in the Company's 2004 business plan. For the fiscal year ended June 30, 2004, Mr. Van Everdingen was not entitled to any bonus payment due to the performance of the Company over that period.

(5) Represents commission on orders received prior to fiscal 2004.

(6) Represents commission on orders received.

Option Grants in Fiscal 2004
	Number of Shares	% of Total
	Underlying	Options Granted	Exercise	Expiration
	Options Granted	to Employees	Price	Date

Edward F. Spink	10,000	*	0.3500	December 11, 2008
Egbert Q. van Everdingen	--	--	--	--
Ronald A. Berube	--	--	--	--

(*) options granted for services as a director, rather than as an employee..

Aggregate Option and Warrant Exercises in Last Fiscal Year and Fiscal Year End Option Values

			Number of Securities		Value of Unexercised
	Number of		Underlying Unexercised		In-The-Money Options
	Shares Acquired	Value	Options or Warrants at		or Warrants at
	On Exercise	Received	Fiscal Year End		Fiscal Year End (1)
			Exercisable	Unexercisable	Exercisable	Unexercisable

Edward F. Spink	0	$0.00	46,000	44,000	$0.00	$0.00
Egbert Q. van Everdingen	0	$0.00	12,000	18,000	$0.00	$0.00
Ronald A. Berube	0	$0.00	12,000	18,000	$0.00	$0.00

(1) The per share exercise price of each of the unexercised options or warrants exceed $0.25, the fair market value of the Company's common stock on June 30, 2004.

Employment Agreements

None of the Company's current executive officers are employed pursuant to an employment agreement with the Company.

Compensation of Directors

During the fiscal year ended June 30, 2004, the Company's directors were each paid $500 for each board meeting attended. The Company's directors are periodically granted stock options, typically on a yearly basis. During the fiscal year ended June 30, 2004, (a) each of the Company's eight directors was granted options to purchase 10,000 shares of common stock, (b) each member of the Company's audit committee and compensation committee were granted options to purchase 5,000 shares of common stock and (c) the chairpersons of the Company's audit committee and compensation committee each received options to purchase 5,000 shares of common stock. The options are exercisable at $0.35 per share, vested on the date of grant and expire five years from the date of grant. Non-employee directors receive reimbursement of out-of-pocket expenses incurred for each board meeting or committee meeting attended.

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of June 30, 2004 the shares of the Company's Common Stock beneficially owned by each person who, to the knowledge of the Company, is the holder of 5% or more of the Common Stock of the Company, by each director of the Company, by the Named Officers and by all of the executive officers and directors of the Company as a group.

Name and Address of Beneficial	Number of Shares Beneficially Owned		Approximate Percentage of Class
Owner or Identity or Group	(1)

Dr. Donald R. Spink, Sr. *	3,121,432	(2) (3) (6)	27.6%
Edward F. Spink *	496,838	(2) (8)	4.4%
Patrick J. Forde *	799,158	(2) (4) (6) (14)	7.1%
Richard H. Hurd **	146,938	(5) (9)	1.1%
Jonathan R. Lagarenne *	15,000	(11)	0.1%
Frederick G. Berlet *	281,010	(7)	2.5%
Michael J. Widico***	0		-
Egbert Q. van Everdingen *	267,713	(2) (12)	2.4%
Ronald A. Berube*	157,965	(2) (12)	1.4%
Hamon Research-Cottrell, Inc.***	960,000	(10)	8.5%
Bard Associates, Inc. ****	1,095,100	(15)	9.7%
All Executive Officers and Directors	5,521,051	(2) - (14)	48.8%
as a group (13 persons)

* c/o TurboSonic Technologies, Inc. 550 Parkside Drive, Suite A-14, Waterloo, Ontario, N2L 5V4, Canada

** c/o TurboSonic Technologies, Inc. 239 New Road, Building B, Suite 205, Parsippany, NJ 07054

*** c/o Hamon Corporation, 58-72 East Main Street, Somerville, NJ 08876

**** Bard Associates, Inc., 135 South Lasalle St., Suite 2320, Chicago, IL 60603

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

(4) Includes 507,642 TurboSonic Canada Shares owned by the Patrick and Joan Forde Family Trust

(5) Includes 1,195 shares owned by Mr. Hurd's spouse, as to which Mr. Hurd disclaims any beneficial ownership.

(6) Includes warrants to purchase 100,000 common shares and 35,000 shares issuable upon exercise of vested options.

(7) Includes warrants to purchase 100,000 common shares and 40,000 shares issuable upon exercise of vested options.

(8) Includes 46,000 shares issuable upon exercise of vested options.

(9) Includes 35,000 shares issuable upon exercise of vested options.

(10) Includes 10,000 shares issuable upon exercise of vested options.

(11) Includes 15,000 shares issuable upon exercise of vested options.

(12) Includes 12,000 shares issuable upon exercise of vested options.

(13) Includes 93,067 shares owned by an executive officer's spouse, as to which the executive officer disclaims any beneficial ownership.

(14) Includes 12,000 shares owned by Mr. Forde's spouse, as to which Mr. Forde disclaims any beneficial ownership.

(15) As identified in a Schedule 13-G filing made on February 5, 2004, which indicated that Bard Associates, Inc. had sole power to dispose or direct the disposition of 1,095,100 common shares, and the sole power to direct the vote of 96,000 common shares;

Securities Authorized for Issuance Under Equity Compensation Plans:

				Number of
		Number of Securities to	Weighted Average -	Securities
		be Issued upon Exercise	Exercise Price of	Remaining
		of Outstanding Options,	Outstanding Options,	Available for
Plan Category		Warrants and Rights	Warrants and Rights	Future Issuance

Equity compensation plans approved by security holders (1)		120,000	$0.350	380,000
Equity compensation plans not approved by security holders
-	Options (2)	742,250	$0.462	500
-	Warrants	400,000	$1.000	—
	Total	1,262,250	$0.691	380,500

(1) 2003 Stock Plan.
(2) 2000 Stock Plan.

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

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

PART IV

ITEM 13: EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits

The following exhibits, which are numbered in accordance with Item 601 of Regulation S-B, are filed herewith or, as noted, incorporated by reference herein:

Exhibit Number	Exhibit Description

3.1	Certificate of Incorporation of the Company (1)
3.2	Certificate of Amendment of Certificate of Incorporation of the Company (2)
3.3	Certificate of Correction of Certificate of Amendment of the Company (3)
3.4	Certificate of Designation, Number, Powers, Preferences and Relative, Participating, Optional, and other Special
Rights and the Qualifications, Limitations, Restrictions, and other distinguishing characteristics of Special Voting
Preferred Stock (2).
3.5	By-laws, as amended, of the Company (2)
4.1	Form of certificate evidencing share of common stock (2)
10.1 *	2000 Stock Plan (4)
10.2 *	2003 Stock Plan (5)
14	Code of Ethics
21.1	Subsidiaries of the Company
23.1	Consent of Ernst & Young LLP
31.1	Rule 13a-14(a)/15d-14(a) Certifications
32.1	Section 1350 Certifications

_______________
* Compensatory Plan

(1) Filed on April 9, 1993, as an exhibit to the Company's Registration Statement on Form S-1 (File Number 33-60856) and incorporated herein by reference.

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

b) Reports on Form 8-K

During the quarter ended June 30, 2004, the Company filed or furnished no current reports on Form 8-K with the Securities and Exchange Commission.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees for professional services provided by the Company's independent auditors in each of the last two fiscal years, in each of the following categories are as follows:

Fees billed by Ernst & Young LLP:	2004	2003
Audit fees	$51,450	$46,422
Audit-related fees	$ 1,806	--
Tax fees	$13,706	$10,112
All other fees	--	--
	$63,035	$56,534

Audit fees services include fees associated with the annual audit, the reviews of the Company's quarterly reports on Form 10-QSB, assistance with and review of documents filed with the Securities and Exchange Commission and comfort letters. Audit-related fees principally consist of audit-related consultation. Tax fees include tax compliance and tax consultations.

The audit committee has adopted a policy that requires advance approval of all audit, audit-related, tax and other services performed by the independent auditor. The policy provides for pre-approval by the audit committee of specifically defined audit and non-audit services. Unless the specific service has been previously pre-approved with respect to that year, the audit committee must approve the permitted service before the independent auditor is engaged to perform it.

REPORT OF INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM

To the Directors and Shareholders of
TurboSonic Technologies, Inc.

We have audited the accompanying consolidated balance sheets of TurboSonic Technologies, Inc. and Subsidiaries as of June 30, 2004 and 2003 and the related consolidated statements of loss and comprehensive loss, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TurboSonic Technologies, Inc. and Subsidiaries as of June 30, 2004 and 2003, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that TurboSonic Technologies, Inc. will continue as a going concern. As more fully described in Note 2, the Company has incurred losses over the past three years, which have significantly reduced cash reserves and depleted shareholders' equity. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Kitchener, Canada,	/s/ Ernst + Young LLP
August 27, 2004.	Ernst + Young LLP
Chartered Accountants

TurboSonic Technologies, Inc. and Subsidiaries
[Incorporated under the laws of Delaware, United States of America]

CONSOLIDATED BALANCE SHEETS
(see note 2 - Going Concern)

As at June 30	[expressed in United States dollars]
	2004	2003
	$	$

ASSETS
Current
Cash and cash equivalents	219,738	1,183,885
Accounts receivable [note 5]	1,249,721	612,261
Retentions receivable	71,347	148,358
Inventories [note 6]	52,514	57,198
Deferred contract costs and unbilled revenue [note 7]	38,233	64,524
Other current assets	66,808	47,206
Total current assets	1,698,361	2,113,432
Capital assets, less accumulated amortization [note 8]	111,230	95,593
Goodwill [note 9]	398,897	398,897
Other assets	21,827	19,409
	531,954	513,899
Total assets	2,230,315	2,627,331

See accompanying notes

		2004	2003
		$	$

LIABILITIES AND SHAREHOLDERS' EQUITY
Current
Accounts payable		528,928	293,053
Accrued charges [note 10]		359,675	339,198
Obligations under capital leases, current portion [note 11]		8,873	9,955
Unearned revenue and contract advances [note 7]		340,308	221,262
Income taxes payable		—	19,366
Total current liabilities		1,237,784	882,834
Obligations under capital leases, long-term portion [note 11]		10,605	5,432
		1,248,389	888,266
Commitments and contingencies [note 12]
Shareholders' equity [note 13]
Share capital
Authorized
21,800,000	common shares, par value $0.10 per share
8,200,000	Class B exchangeable shares, par value
	$0.10 per share
1,500	preferred shares, no par value
Issued
6,385,859	common shares [2003 - 6,055,885]
4,121,365	Class B exchangeable shares [2003 - 4,451,365]	2,349,818	2,349,821
Additional paid-in capital		2,022,655	2,016,046
		4,372,473	4,365,867
Accumulated other comprehensive income		126,516	108,654
Accumulated deficit		(3,517,063)	(2,735,456)
Total shareholders' equity		981,926	1,739,065
Total liabilities and shareholders' equity		2,230,315	2,627,331

TurboSonic Technologies, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF LOSS AND
COMPREHENSIVE LOSS
(see note 2 - Going Concern)

Years ended June 30	[expressed in United States dollars]

	2004	2003
	$	$

CONTRACT REVENUE AND SALES
OEM systems revenue	2,107,618	3,726,433
Aftermarket revenue	2,614,939	2,373,308
	4,722,557	6,099,741

CONTRACT COSTS AND COST OF SALES
OEM systems contract costs and costs of sales	1,750,940	3,233,276
Aftermarket contract costs and cost of sales	1,523,210	1,325,652
	3,274,150	4,558,928
Gross margin	1,448,407	1,540,813

EXPENSES
Selling, general and administrative	2,202,144	1,791,623
Research and development [note 15]	64,803	20,089
Stock-based compensation expense [note 13]	6,619	7,758
Goodwill impairment loss [note 9]	—	398,897
	2,273,566	2,218,367

(Loss) from operations	(825,159)	(677,554)
Interest income	10,518	9,502
Interest (expense)	(3,082)	(15,030)
(Loss) before provision for (recovery of) income taxes	(817,723)	(683,082)
Provision for (recovery of) income taxes [note 14]	(36,116)	613
Net (loss)	(781,607)	(683,695)
Other comprehensive income:
Foreign currency translation adjustment	17,862	186,183
Comprehensive (loss)	(763,745)	(497,512)

Basic (loss) per share [note 16]	($0.07)	($0.07)

Diluted (loss) per share [note 16]	($0.07)	($0.07)

Basic weighted average number of shares [note 16]	10,507,237	10,507,250
Diluted weighted average number of shares [note 16]	10,507,237	10,507,250

See accompanying notes

TurboSonic Technologies Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(see note 2 - Going Concern)

Years ended June 30	[expressed in United States dollars]

					Accumulated
	Exchangeable and		Additional		other	Total
	common shares		paid-in	Accumulated	comprehensive	shareholders'
	Shares	Amount	capital	deficit	income (loss)	equity
	#	$	$	$	$	$

Balance - June 30, 2002	10,507,250	2,349,821	2,008,288	(2,051,761)	(77,529)	2,228,819
Net (loss)	—	—	—	(683,695)	—	(683,695)
Stock-based compensation [note 13]	—	—	7,758	—	—	7,758
Translation adjustment	—	—	—	—	186,183	186,183
Balance - June 30, 2003	10,507,250	2,349,821	2,016,046	(2,735,456)	108,654	1,739,065
Net (loss)	—	—	—	(781,607)	—	(781,607)
Stock-based compensation [note 13]	—	—	6,619	—	—	6,619
Translation adjustment	—	—	—	—	17,862	17,862
Purchase of small-lot shares [note 13]	(26)	(3)	(10)	—	—	(13)
Balance - June 30, 2004	10,507,224	2,349,818	2,022,655	(3,517,063)	126,516	981,926

See accompanying notes

TurboSonic Technologies, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
(see note 2 - Going Concern)

Years ended June 30	[expressed in United States dollars]

	2004	2003
	$	$

OPERATING ACTIVITIES
Net (loss)	(781,607)	(683,695)
Add charges to operations not requiring a
current cash payment:
Stock-based compensation expense [note 13]	6,619	7,758
Depreciation and amortization [note 8]	62,910	76,792
Goodwill impairment loss [note 9]	—	398,897
	(712,078)	(200,248)
Net change in non-cash working capital balances related
to operations [note 17]	(190,040)	444,298
Cash (applied to) provided by operating activities	(902,118)	244,050

INVESTING ACTIVITIES
Purchase of capital assets	(64,295)	(33,676)
Cash (applied to) investing activities	(64,295)	(33,676)

FINANCING ACTIVITIES
(Repayment) of obligations under capital leases	(12,392)	(28,825)
Cash (applied to) financing activities	(12,392)	(28,825)
Effect of exchange rate changes on cash	14,658	161,671

Net cash (applied) provided during year	(964,147)	343,220
Cash and cash equivalents, beginning of year	1,183,885	840,665
Cash and cash equivalents, end of year	219,738	1,183,885

Supplemental cash flow information:
Interest	3,082	15,073
Income taxes	3,150	613

See accompanying notes

TurboSonic Technologies, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004	[expressed in United States dollars]

1. ORGANIZATION AND BUSINESS DESCRIPTION

TurboSonic Technologies, Inc. and its subsidiaries [collectively the "Company"], designs and markets integrated pollution control and industrial gas cooling/conditioning systems including liquid atomization technology and dust suppression systems to ameliorate or abate industrial environmental problems.

2. GOING CONCERN UNCERTAINTY

These consolidated financial statements have been prepared on a going concern basis, which presumes that assets will be realized and liabilities discharged in the normal course of business over the foreseeable future. The Company has incurred significant losses during the current fiscal year and the past two most recently completed fiscal years, which have reduced the Company's cash reserves and reduced stockholders' equity. These conditions raise substantial doubt about the Company's ability to continue in the normal course of business as a going concern. The Company's ability to continue in the normal course of business is dependent on achieving a profitable level of operations and support from the Company's suppliers and shareholders.

In order to reverse this trend, the Company has taken initiatives to lower operating expenses and to generate new OEM system and Aftermarket orders. Cost reduction initiatives include lowering the office staff head count (completed), downsizing of the New Jersey office (completed), consolidating all project management functions at head office (completed) and implementing further cost and expenditure controls and monitoring (ongoing). As the result of marketing and sales plans instituted in fiscal 2004, the Company received new OEM systems orders valued in excess of $5 million in the second and third quarters of calendar 2004, with positive revenue impact commencing late in the fourth quarter of fiscal 2004 and expected to continue into fiscal 2005. Additionally, the Company is also pursuing a line of credit on the basis of current and future projects. TurboSonic currently has no outside debt. The Company has not yet addressed the prospects of shareholder loans or equity financing. Based upon the current cash position, confirmed orders for fiscal 2005 of $6.9 million, a steady stream of Aftermarket orders and depending upon profitable execution of projects and successful management of costs, the Company expects to have sufficient operating cash for fiscal 2005.

These consolidated financial statements do not include any of the adjustments to the amounts or classification of assets and liabilities that may be required should the Company be unable to continue its business in the normal course of business.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles and are applied within the framework of the significant accounting policies summarized below:

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

TurboSonic Technologies, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004	[expressed in United States dollars]

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES cont'd

Goodwill

Under Statement of Financial Accounting Standard ["SFAS"] No.142, goodwill is no longer amortized but is subject to an annual impairment review [or more frequently if deemed appropriate]. Since the adoption of SFAS No. 142 as at July 1, 2001, the Company has completed the transitional impairment test as at July 1, 2001 and annual impairment tests as at April 1, 2002, 2003 and 2004, to identify if there is any impairment to the goodwill using a fair value methodology by reporting unit [note 9].

Capital assets

Capital assets and leasehold improvements are recorded at cost. Depreciation and amortization are calculated on the straight-line method over the estimated useful lives of the assets as follows:

Office equipment	2 - 5 years
Other equipment	5 - 10 years
Leasehold improvements	lease term [5 - 6 years]

Revenues and long-term contracts

The Company derives revenue from long-term contracts which require performance [i.e., design, construction and performance testing] over a time span which may extend one or more accounting periods. For long-term contracts, two methods of recognition are employed by the Company - the percentage of completion method for virtually all of such projects being undertaken, and the completed contract method for contracts with significant uncertainty, such as the use of new technology. For contracts of shorter duration, revenue is recorded when products are shipped, services are performed or billings are rendered, which approximates actual performance.

The percentage-of-completion is determined by best available engineering estimates. Engineering progress is measured upon completion progress relative to the overall project design. Material progress is determined by the degree of completeness or progress of the components individually and as a whole of the project. When included in the scope of the work, installation work completeness is based upon work completed relative to the overall scope. Monthly revenue recognition reflects the degree of completeness based upon review of project drawings, project schedule, progress of actual fabrication and installation, and further validated by visual observation by the project manager, quality inspectors, and the construction advisor, if applicable.

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

Contract change orders are routinely negotiated with the customer prior to any work proceeding on the requested scope revision. Upon approval by both parties, contract price and costs are adjusted to reflect the revised scope and price.

Contract claims against the customer are recorded as revenue only upon award or settlement. The amounts recorded, if material, are disclosed in the notes to the consolidated financial statements. Costs attributable to claims are treated as costs of contract performance, as incurred.

TurboSonic Technologies, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004	[expressed in United States dollars]

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES cont'd

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with a maturity of three months or less when purchased, to be cash equivalents.

Government grants

Government grants are recorded when qualifying expenditures are incurred or the specific terms of grant contracts are fulfilled. Grants received in advance of the incurrence of qualifying expenditures are recorded as deferred grant revenue. Grants received to finance specific expenses are included in the consolidated statement of loss as a reduction of these expenses. Grants received to finance capital expenditures are applied to reduce the cost of the related capital assets.

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

Income taxes

The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes ["SFAS 109"]. SFAS 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance against the deferred tax assets is provided when it is more likely than not that a portion or all of a deferred tax asset will not be realized.

Advertising costs

All costs associated with advertising and promoting products are expensed as incurred. Advertising and promotion expense was $39,539 in 2004 [$36,383 in 2003].

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

TurboSonic Technologies, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004	[expressed in United States dollars]

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES cont'd

Pro forma information regarding net income and earnings per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee, director and adviser stock options under the fair value method of that statement. The fair value of options granted in fiscal 2004 was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 4.0%, dividend yield of 0.0%, volatility factor of the expected market price of the Company's common stock of 1.045, and a weighted-average expected life of the options of 5.0 years. The average fair value of options granted in fiscal 2004 was $0.28.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period. The Company's pro forma information is as follows:

	2004	2003
	$	$

Net (loss)	(781,607)	(683,695)
Stock-based compensation expense under APB No.25	6,619	7,758
Stock-based compensation expense under SFAS No.123	(48,000)	(25,578)
Pro forma (loss)	(822,988)	(701,515)

Pro forma income per share:
Basic	$(0.08)	$(0.07)
Diluted	$(0.08)	$(0.07)

Warranty

The Company carries a reserve based upon historical warranty claims experience. Additionally, warranty accruals are established on the basis of anticipated future expenditures as specific warranty obligations are identified, and are expensed directly to cost of sales. Expenditures exceeding such accruals are expensed direct to cost of sales.

Loss per share

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the year. In computing the loss per share, the TurboSonic Canada Inc. Class B exchangeable shares, disclosed in note 13, are considered outstanding common shares of TurboSonic Technologies, Inc. Diluted loss per share reflects the per share amount under the treasury stock method that would have resulted if dilutive potential common stock had been converted to common stock, as prescribed by SFAS 128, Earnings Per Share.

Foreign currency translation

The Company maintains its accounts in United States dollars and in Canadian dollars for Canadian-based subsidiaries, their functional currency. The consolidated financial statements have been translated into United States dollars in accordance with SFAS No. 52, Foreign Currency Translation. All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Income statement amounts have been translated using the average exchange rate for the year. The gains and losses resulting from the changes in exchange rates from year to year have been reported separately as a component of comprehensive income.

TurboSonic Technologies, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004	[expressed in United States dollars]

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES cont'd

Use of estimates

The preparation of the consolidated financial statements, in accordance with United States generally accepted accounting principles, requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expense during the period. Actual results could differ from those estimates.

Impact of recently issued accounting standards

Accounting for Stock-Based Compensation - Transition and Disclosure

In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation Transition and Disclosure". SFAS 148 is effective for 2003, and increases the disclosure requirements for stock-based compensation plans. The impact of implementation of SFAS 148 in 2003 was to increase the Company's pro forma stock compensation disclosure.

Consolidation of Variable Interest Entities

In December 2003, the FASB amended interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities ("FIN 46R"). FIN 46R requires that a variable interest entity ("VIE") be consolidated by a company if that company is subject to a majority of the risk of loss from the VIE's residual returns. For the Company, the requirements of FIN 46R apply to VIE's created after February 1, 2003. For those VIE's created before February 1, 2003, the requirements of FIN 46R will apply as at December 31, 2004. The adoption of this interpretation did not have a material impact on the consolidated financial statements.

4. FINANCIAL INSTRUMENTS

Fair value of financial instruments

The carrying amounts reported in the balance sheet for cash and cash equivalents, accounts receivable, retentions receivable, income taxes payable, accounts payable, accrued charges and obligations under capital leases approximate fair value based on the short-term maturity of these instruments.

Credit risk

Trade accounts receivable potentially subject the Company to credit risk. Sales are made to end users of all sizes located primarily in North America. The Company provides an allowance for doubtful accounts equal to the estimated losses expected to be incurred in the collection of accounts receivable.

As at June 30, 2004, the Company had three customers that comprised 58% of the total trade receivable balance and had three customers that comprised 35% of the total trade receivable balance at June 30, 2003.

The Company's cash balances are maintained in one United States chartered bank, which is an AA rated financial institution. The Company's cash balances for the Canadian-based subsidiaries are maintained in two Canadian chartered banks, which are AA rated financial institutions.

TurboSonic Technologies, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004	[expressed in United States dollars]

5. ACCOUNTS RECEIVABLE

	2004	2003
	$	$

Trade accounts receivable	1,249,646	650,242
Other receivables	75	11,202
Allowance for doubtful accounts	—	(49,183)
	1,249,721	612,261

Bad debt recovery was $14,945 in 2004 and nil in 2003.

6. INVENTORIES

	2004	2003
	$	$

Finished goods	64,370	66,021
Reserve for obsolescence	(11,856)	(8,823)
	52,514	57,198

7. COST AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

	2004	2003
	$	$

Costs incurred on uncompleted contracts	2,548,297	3,097,549
Estimated earnings	359,735	746,105
	2,908,032	3,843,654
Less billings to date	(3,210,107)	(4,000,392)
	(302,075)	(156,738)

Included in the accompanying balance sheets under the following captions:

	2004	2003
	$	$

Deferred contract costs and unbilled revenue	38,233	64,524
Unearned revenue and contract advances	(340,308)	(221,262)
	(302,075)	(156,738)

As the result of the financial difficulties experienced by one of the Company's subcontractors that became known subsequent to June 30, 2001, the estimated completion costs for a project were revised upward by $177,000 in the fiscal 2001 consolidated financial statements. In the second quarter of the year ended June 30, 2002, the estimated completion costs were increased by a further $140,000 to a total of $317,000. Substantially all of the estimated completion costs were incurred by June 30, 2002, and no further increases were deemed necessary. Recovery, in whole or part, of these increased costs may be possible through the liquidation of the assets of the subcontractor, although, due to the uncertainty, no recovery has been recorded. The liquidation process was not complete at June 30, 2004.

TurboSonic Technologies, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004	[expressed in United States dollars]

8. CAPITAL ASSETS

		Accumulated	Net Book
	Cost	Depreciation	Value
2004	$	$	$

Office equipment	588,514	542,895	45,619
Other equipment	429,953	383,285	46,668
Leasehold improvements	52,160	33,217	18,943
	1,070,627	959,397	111,230

		Accumulated	Net Book
	Cost	Depreciation	Value
2003	$	$	$

Office equipment	552,600	507,698	44,902
Other equipment	412,486	367,336	45,150
Leasehold improvements	31,370	25,829	5,541
	996,456	900,863	95,593

Total depreciation and amortization incurred by the Company during fiscal 2004 was $62,910 [2003 - $76,792].

The total depreciation, included in the above amounts, for assets under capital leases during fiscal 2004 was $6,504 [2003 - $28,885].

The purchase of certain capital assets was made through the use of capital leases. Capital assets under capital leases, grouped as office equipment, at June 30 are as follows:

		Accumulated	Net Book
	Cost	Depreciation	Value
2004	$	$	$

	124,692	107,257	17,435

		Accumulated	Net Book
	Cost	Depreciation	Value
2003	$	$	$

	97,719	87,764	9,955
F-13

TurboSonic Technologies, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004	[expressed in United States dollars]

9. GOODWILL

The changes in the carrying amount of goodwill are as follows:

	OEM
	Systems	Aftermarket	Total
	$	$	$

Balance as of June 30, 2002	398,897	398,897	797,794
Impairment loss recognized in operating
income	(398,897)	—	(398,897)
Balance as of June 30, 2003	—	398,897	398,897
Impairment loss recognized in operating
income	—	—	—
Balance as of June 30, 2004	—	398,897	398,897

The Company completed its goodwill impairment testing as at April 1, 2004, as required by SFAS No. 142. Prior to fiscal 2004, the Company had two reportable business segments - nozzle systems and scrubber systems. During fiscal 2004, the Company realigned its business activities and commenced reporting on two business segments - OEM systems and Aftermarket. The previous scrubber systems segment is closely aligned with the OEM systems segment and the previous nozzle systems segment is closely aligned with the Aftermarket segment. Due to deferred demand for the period ended June 30, 2003 in the capital good markets relative to the status of environmental regulatory changes, the scrubber systems business segment experienced depressed revenue levels and losses from operations. These conditions created uncertainty regarding the forecasted future cash flows required to support the goodwill associated with the scrubber business segment under the rules of SFAS No. 142. Accordingly, the Company had concluded that the $398,897 of goodwill associated with this business segment should be expensed in the period ended June 30, 2003. The Company has concluded that there has not been impairment associated with the Aftermarket segment to the period ended June 30, 2004.

10. WARRANTY

As part of the normal sale of scrubber and nozzle systems, the Company has provided its customers with product warranties. The warranties generally extend for twelve months from the date of start-up or eighteen months after shipment to the customer. The following summarizes the accrual of product warranties that is recorded as part of accrued charges in the accompanying consolidated balance sheet as at June 30th:

	2004	2003
	$	$

Balance, beginning of year	68,623	58,385
Payments made	(48,989)	(11,503)
Provisions made	40,808	21,741
Balance, end of year	60,442	68,623
F-14

TurboSonic Technologies, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004	[expressed in United States dollars]

11. OBLIGATIONS UNDER CAPITAL LEASES

The Company has entered into certain capital leases for automobiles and computer hardware and software, with interest rates ranging from 4.8% to 10%.

The following is a schedule of the future minimum lease payments:

$

2005	11,062
2006	7,148
2007	3,574
Total minimum lease payments	21,784
Less amount representing interest	2,306
19,478
Less current portion	8,873
10,605

12. COMMITMENTS AND CONTINGENCIES

[a]     Operating leases

The Company has entered into operating leases, expiring through 2009, for office equipment and premises. Total minimum annual payments under these leases for the years after June 30, 2003 are as follows:

$

2005	47,710
2006	41,898
2007	40,983
2008	40,983
2009	3,415
174,989

Rental expense for office equipment and premises was $116,231 in 2004 [$109,200 in 2003].

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

F-15

TurboSonic Technologies, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004	[expressed in United States dollars]

13. SHAREHOLDERS' EQUITY

Common and Class B exchangeable shares

The Company has total authorized share capital of 30,000,000 shares. In connection with the consolidation of the Company with Turbotak Technologies Inc., on August 27, 1997, the shareholders of Turbotak Technologies Inc. exchanged their shares for the Class B exchangeable shares of a wholly owned subsidiary of the Company. These shares are exchangeable, at any time, at the election of the holders of such shares, into an equivalent number of common shares of the Company. The Class B exchangeable shares have voting rights through a trustee. During 2004, 330,000 Class B exchangeable shares were exchanged for common shares of the Company, leaving 4,121,365 Class B exchangeable shares outstanding as of June 30, 2004.

During fiscal 2002, the Company entered into an agreement to form a strategic alliance with Hamon Research-Cottrell, Inc. ["Hamon"]. As part of the agreement, Hamon acquired directly from the Company 500,000 shares of TurboSonic common stock, representing an approximate 4.7% equity interest at $1.00 U.S. per share. Certain of TurboSonic's shareholders, including officers and directors, granted options to Hamon to acquire control of TurboSonic from these shareholders at prices ranging from $1.80 to $2.50 per share. These options were exercisable only in the event that Hamon initiates a tender offer for TurboSonic's common stock, and expired August 31, 2003. The agreement also provides for the joint marketing of certain products.

In fiscal 2004, the board of directors approved the re-purchase of small-lot shares when the Company is approached by shareholders to purchase such shares. A total of 26 shares were re-purchased at an average cost of $0.50 per share.

At the end of fiscal 2004, a total of 6,385,859 common shares and 4,121,365 Class B exchangeable shares were outstanding.

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

As a result of Board actions and Plan amendments in the 2000 and 2001 fiscal years, certain options which were issued in the prior years are accounted for as "variable plan options" in accordance with FIN 28, Accounting for Stock Appreciation Rights, and other variable stock option or award plans. In 2004, an expense of $6,619 [2003 - $7,758] was recorded in connection with these options.

TurboSonic Technologies, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004	[expressed in United States dollars]

13. SHAREHOLDERS' EQUITY cont'd

Stock-based compensation cont'd

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

In December 2003, eight Company directors and advisers were each granted options to purchase 10,000 common shares at an exercise price of $0.35. These options vested immediately at grant, and expire in five years. Further, each committee member will receive options for 5,000 shares and the chairperson will receive options for an additional 5,000 shares as compensation for the time devoted to the Company business.

A summary of the option activity since June 30, 2002 is shown below:

	Number of shares	Weighted	Number of shares
	to be issued	average	available for
	upon exercise	exercise	future issuance
	of outstanding	price	excluding options
	options	$	already outstanding

Balance, June 30, 2002	742,250	0.4616	500
New options authorized	—	—	500,000
Balance, June 30, 2003	742,250	0.4616	500,500
Granted during the year	120,000	0.3500	(120,000)
Forfeited during the year	(80,000)	0.5203	80,000
Balance, June 30, 2004	782,250	0.4385	460,500

TurboSonic Technologies, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004	[expressed in United States dollars]

13. SHAREHOLDERS' EQUITY cont'd

Stock-based compensation cont'd

The weighted average characteristics of options outstanding at June 30, 2004 are as follows:

Options outstanding				Options exercisable
		Weighted
	Weighted	average			Weighted
	average	remaining			average
Exercise	exercise	contractual	Number	Number	exercise
price	price	life	outstanding	exercisable	price
$	$	[years]	#	#	$

0.3500	0.3500	4.5	100,000	100,000	0.3500
0.4000	0.4000	2.2	512,250	233,250	0.4000
0.4500	0.4500	3.2	60,000	--	--
0.5625	0.5625	2.3	50,000	50,000	0.5625
0.8000	0.8000	1.3	60,000	--	--
	0.4385		782,250	383,250	0.4082

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

The second set of warrants expired during fiscal 2004, and the first set will expire during fiscal 2005.

TurboSonic Technologies, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004	[expressed in United States dollars]

14. INCOME TAXES

Details of the (recovery of) provision for income taxes are as follows:

		2004	2003
		$	$

Current:	- U.S.	3,150	613
	- Canadian	(39,266)	—
Total current taxes		(36,116)	613
Deferred:	- U.S.	—	—
	- Canadian	—	—
Total deferred taxes		—	—
Income tax provision (recovery)		(36,116)	613

Components of the current tax provision are as follows:

	2004		2003
	$	%	$	%

(Recovery of) income tax based
on basic U.S. tax rates	(171,534)	(21)	(210,095)	(31)
(Recovery of) income taxes based
on basic Canadian federal income tax rates	(78,616)	(10)	(16,354)	(2)
(Recovery of) income taxes based on basic
Canadian provincial income tax rates	(39,152)	(5)	(8,144)	(1)
Non-deductible goodwill impairment loss	—	—	135,625	20
Benefit of deductible temporary differences
and tax losses not recognized during the year	253,186	32	94,018	14
Other	—	—	5,563	—
	(36,116)	(4)	613	—

The following is a summary of the statutory income tax rates used:

	2004	2003
	%	%

U.S.	34.0	34.0
Canadian federal	25.1	25.1
Canadian provincial	12.5	12.5

(Loss) before provision for income taxes:
	2004	2003
	$	$

U.S.	(504,511)	(617,928)
Canadian	(313,212)	(65,154)
Income before provision for income taxes	(817,723)	(683,082)

TurboSonic Technologies, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004	[expressed in United States dollars]

14. INCOME TAXES cont'd

Income taxes paid are as follows:

	2004	2003
	$	$

Canadian federal	—	—
Canadian provincial	—	—
U.S. federal	—	—
U.S. state	3,150	613
	3,150	613

Income tax refunds received are as follows:
	2004	2003
	$	$

Canadian federal	6,426	20,526
Canadian provincial	13,655	6,703
U.S. federal	—	—
	20,081	27,229

The Company has unutilized operating losses in the United States of approximately $2,265,000 available for carry forward to reduce income taxes otherwise payable in future years. This amount includes purchased loss carry forwards of approximately $1,000,000. Access to purchased unutilized operating losses is restricted to $83,168 per year until 2012. If the amount is not used during the year, it is available for utilization in future years. A total of $323,723 relating to prior year purchased operating losses was available to apply against current year income. Other unutilized operating losses available for carry forward total approximately $1,275,000 and expire in 2012. During the current year, losses in the amount of $0 [$0 in 2003] were utilized.

Deferred tax liabilities and assets are comprised of the following as at June 30:

	2004	2003
	$	$

Book over (under) tax depreciation	10,796	9,076
Benefit of unrecorded investment tax credits	—	—
Reserves not currently deductible	18,205	20,669
Net operating loss carryforward	872,049	618,652
Total deferred tax assets	901,050	648,397
Valuation allowance for deferred tax assets	(901,050)	(648,397)
Net deferred tax asset (liabilities)	—	—

15. RESEARCH AND DEVELOPMENT EXPENSES

	2004	2003
	$	$

Expenses incurred	64,803	22,569
Customer payments	--	(2,480)
	64,803	20,089

TurboSonic Technologies, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004	[expressed in United States dollars]

16. LOSS PER SHARE

The following table sets forth the computation of basic and diluted loss per share. The effect of dilutive securities is included only when dilutive.

	2004	2003
	$	$

Numerator
Net (loss)	(781,607)	(683,695)

Denominator
Denominator for basic earnings per share -
weighted average shares outstanding	10,507,237	10,507,250
Denominator for diluted earnings per share -
adjusted weighted average shares and assumed conversions	10,507,237	10,507,250
Basic (loss) per share	$(0.07)	$(0.07)
Diluted (loss) per share	$(0.07)	$(0.07)

For 2004 and 2003, all warrants and options were anti-dilutive and therefore excluded from this calculation.

17. SUPPLEMENTARY INFORMATION ON CASH FLOWS

	2004	2003
	$	$

Changes in non-cash working capital balances related to operations:
(Increase) decrease in accounts receivable	(628,465)	234,787
Decrease in retentions receivable	78,095	292,779
Decrease in income taxes receivable	--	10,013
Decrease in inventories	4,932	24,410
Decrease in deferred contract costs and unbilled revenue	26,661	16,900
(Increase) in other current assets	(19,096)	(1,786)
Decrease in other assets	364	1,370
Increase in accounts payable	231,893	9,838
Increase in accrued charges	18,843	84,053
Increase (decrease) in unearned revenue and contract advances	116,188	(250,051)
(Decrease) increase in income taxes payable	(19,455)	21,985
	(190,040)	444,298

18. SEGMENTED INFORMATION

The Company offers a range of products and systems, incorporating diverse technologies, to address the industrial process, air pollution control and other environmental management needs of its customers. During fiscal 2004, the Company realigned its business activities on the basis of long-term contracts and components/spare parts. Internal reporting to support decision-making regarding the allocation of resources and evaluation of activities was realigned to be consistent with the alignment of the business. As such the Company has commenced reporting to shareholders on the two business segments into which management now classifies the business - OEM systems and Aftermarket. The comparative segment information has been reclassified to be consistent with this presentation.

There are no inter-segment sales, transfers or profit or loss.

TurboSonic Technologies, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004	[expressed in United States dollars]

18. SEGMENTED INFORMATION cont'd

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

Contract revenue and sales are broken down geographically as follows:

	2004	2003
	$	$

United States	2,219,600	4,221,000
Canada	1,138,100	1,147,000
Asia	538,400	122,000
Europe	500,600	177,000
South America	278,600	268,000
Other	47,257	164,741
	4,722,557	6,099,741

The long-lived assets of the two business segments are primarily located in Canada, except for the wet electrostatic precipitator and certain nozzle technologies. For the year ended June 30, 2004, three customers represented 23% of total revenues [in fiscal 2003, three customers represented 45% of total revenues].

Industry segments

	OEM
	Systems	Aftermarket	Other	Total
2004	$	$	$	$

Contract revenue and sales
OEM systems	2,107,618	—	—	2,107,618
Aftermarket	—	2,614,939	—	2,614,939
Total contract revenue and sales	2,107,618	2,614,939	—	4,722,557
(Loss) income from operations	(1,040,149)	214,990	—	(825,159)
Interest income	4,694	5,824	—	10,518
Interest expense	(1,375)	(1,707)	—	(3,082)
(Loss) income before provision
for income taxes	(1,036,830)	219,107	—	(817,723)
(Recovery) of income taxes	(16,118)	(19,998)	—	(36,116)
Net (loss) income	(1,020,712)	239,105	—	(781,607)

Depreciation and amortization	31,455	31,455	—	62,910
Capital expenditures	32,148	32,147	—	64,295
Segment assets	1,041,765	968,812	219,738[1]	2,230,315
Capital assets	55,615	55,615	—	111,230
Goodwill	—	398,897	—	398,897

1 - Cash and cash equivalents are not allocated between business segments.

TurboSonic Technologies, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004	[expressed in United States dollars]

18. SEGMENTED INFORMATION cont'd

	OEM
	Systems	Aftermarket	Other	Total
2003	$	$	$	$

Contract revenue and sales
OEM systems	3,726,433	—	—	3,726,433
Aftermarket	—	2,373,308	—	2,373,308
Total contract revenue and sales	3,726,433	2,373,308	—	6,099,741
(Loss) income from operations	(792,353)	114,799	—	(677,554)
Interest income	5,805	3,697	—	9,502
Interest expense	(9,182)	(5,848)	—	(15,030)
(Loss) income before provision
for income taxes	(795,730)	112,648	—	(683,082)
Provision for income taxes	374	239	—	613
Net (loss) income	(796,104)	112,409	—	(683,695)

Depreciation and amortization	38,396	38,396	—	76,792
Capital expenditures	16,838	16,838	—	33,676
Segment assets	486,142	957,304	1,183,885[1]	2,627,331
Capital assets	47,797	47,796	—	95,593
Goodwill	—	398,897	—	398,897

1 - Cash and cash equivalents are not allocated between business segments.

19. COMPARATIVE FIGURES

The comparative consolidated financial statements have been reclassified from statements previously presented to conform to the presentation of the the current year consolidated financial statements.

TurboSonic Technologies, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004	[expressed in United States dollars]

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TURBOSONIC TECHNOLOGIES, INC.

By:	/s/ Edward F. Spink
Edward F. Spink
Chief Executive Officer

Date: September 28, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Capacity	Date

/s/ Edward F. Spink	Chairman of the Board of Directors and	September 28, 2004
Edward F. Spink	Chief Executive Officer
(Principal Executive Officer)

/s/ Patrick J. Forde	President, Secretary, Treasurer and Director	September 28, 2004
Patrick J. Forde	(Principal Financial and Accounting Officer)

/s/ Richard H. Hurd	Director	September 28, 2004
Richard H. Hurd

/s/ Donald R. Spink, Sr.	Director	September 28, 2004
Dr. Donald R. Spink, Sr.

/s/ Jonathan R. Lagarenne	Director	September 28, 2004
Jonathan R. Lagarenne

/s/ Frederick R. Berlet	Director	September 28, 2004
Frederick R. Berlet

/s/ Michael J. Widico	Director	September 28, 2004
Michael J. Widico