Form 10QSB
period 2004-09-30
TURBOSONIC TECHNOLOGIES INC
filed 2004-11-03
CIK 900393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  September 30, 2004

Commission File Number        0-21832

TurboSonic Technologies, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware	13-1949528

(State of other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

550 Parkside Drive, Suite A-14,
Waterloo, Ontario, N2L 5V4 Canada
(Address of principal executive offices)

519-885-5513
(Issuer's telephone number, including area code)

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [ ]

The number of shares outstanding of the Issuer's Common Stock was 10,507,224 as of September 30, 2004.

Transitional Small Business Disclosure Format (check one). Yes [ ] No [X]

1-

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES

Form 10-QSB

INDEX

PART 1 - FINANCIAL INFORMATION		PAGE

Item 1.
Consolidated Statement of Income (Loss) and Comprehensive Income (Loss)
(Unaudited) for the Three Month Period
Ended September 30, 2004 and September 30, 2003		3

Consolidated Balance Sheet
(Unaudited) at September 30, 2004 and June 30, 2004		4

Consolidated Statement of Cash Flows
(Unaudited) for the Three Month Period Ended
September 30, 2004 and September 30, 2003		5

Notes to Consolidated Financial Statements
(Unaudited)		6 - 9

Item 2.
Management's Discussion and Analysis of
Financial Conditions and Results of Operations		9 - 11

Item 3.
Controls and Procedures		11

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	11

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	11

Item 3.	Defaults Upon Senior Securities	11

Item 4.	Submission of Matters to a Vote of Security Holders	11

Item 5.	Other Information	11

Item 6.	Exhibits	11

	Signature	11

2 -

TURBOSONIC TECHNOLOGIES, INC.
AND SUBSIDIARIES

Consolidated Statement of Income (Loss) and Comprehensive Income (Loss)
US dollars (Unaudited)
 (see note 1 -Going Concern)

	For the Three	For the Three
	Months Ended	Months Ended
	September 30,	September 30,
	2004	2003

OEM Systems revenue	$ 1,669,240	$ 415,207

Aftermarket revenue	777,795	731,412

Total revenue	2,447,035	1,146,619

OEM Systems costs	1,279,718	378,455

Aftermarket costs	518,340	440,397

Total cost of goods sold	1,798,058	818,852

Gross profit	648,977	327,767

Selling, general and administrative expenses	501,390	504,350

Stock-based compensation expense	701	1,823

Depreciation and amortization	19,713	13,613

Total expenses	521,804	519,786

Income (loss) from operations	127,173	(192,019)

Interest income net	583	4,143

Income (loss) before taxes	127,756	(187,876)

Provision for income taxes	500	1,620

Net income (loss)	$ 127,256	($189,496)

Other comprehensive income (loss): foreign
currency translation	84,889	(5,658)
Comprehensive income (loss)	$ 212,145	($195,154)

Weighted average number of shares outstanding	10,507,224	10,507,250

Diluted weighted average number of shares [note 9]	10,507,224	10,507,250

Basic EPS	0.01	(0.02)

Diluted EPS	0.01	(0.02)

3 -

TURBOSONIC TECHNOLOGIES, INC.
AND SUBSIDIARIES

Consolidated Balance Sheet
(US dollars) (Unaudited)
(see note 1 - Going Concern)

	September 30, 2004	June 30, 2004
Assets

Current assets:
Cash and cash equivalents	$837,851	$219,738
Contracts and accounts receivable, net of allowance
for doubtful accounts of nil and nil	1,052,615	1,249,721
Retentions receivable	71,652	71,347
Deferred contract costs and unbilled revenue [note 5]	186,860	38,233
Inventories	46,807	52,514
Other current assets	57,494	66,808
Total current assets	2,253,279	1,698,361

Capital assets, at cost, net of accumulated depreciation	103,604	111,230
Goodwill, net of accumulated amortization [note 7]	398,897	398,897
Other assets	21,251	21,827

Total assets	$2,777,031	$2,230,315

Liabilities and stockholders' equity

Current liabilities:
Accounts payable	518,538	528,928
Accrued expenses	384,465	359,675
Billings in excess of costs and estimated earnings
on uncompleted contracts [note 5]	661,380	340,308
Obligations under capital leases, current portion	8,678	8,873
Total current liabilities	1,573,061	1,237,784

Obligations under capital leases, long-term portion	9,198	10,605
	1,582,259	1,248,389
Stockholders' equity:
Authorized share capital
21,800,000 common shares par value $0.10 per share
8,200,000 exchangeable common shares par value $0.10 per share

Issued share capital
6,385,859 common shares [note 8]	50,725	50,725
4,121,365 exchangeable shares	2,299,093	2,299,093
Additional paid - in capital [notes 6 and 8]	2,023,356	2,022,655
	4,373,174	4,372,473
Accumulated other comprehensive income	211,405	126,516
Accumulated deficit	(3,389,807)	(3,517,063)

Total stockholders' equity	1,194,772	981,926

Total liabilities and stockholders' equity	$2,777,031	$2,230,315

4 -

TURBOSONIC TECHNOLOGIES, INC.
AND SUBSIDIARIES

Consolidated Statement of Cash Flows
For the three months ended September 30, 2004 and September 30, 2003
(US dollars) (Unaudited)
(see note 1 - Going Concern)

	September 30, 2004	September 30, 2003

Cash flows from operating activities
Net income (loss)	$127,256	$(189,496)
Add changes to operations not requiring
a current cash payment:
Stock-based compensation expense	701	1,823
Depreciation and amortization	19,713	13,613
	147,670	(174,060)

Changes in non-cash balances related to operations:
Decrease in contracts & accounts receivable	256,652	39,079
Decrease in retentions receivable	3,487	4,508
Decrease (increase) in inventories	7,813	(14,030)
(Increase) in deferred contract costs
and unbilled revenue	(142,925)	(36,074)
Decrease in other current assets	11,778	8,617
Decrease in other assets	713	--
(Decrease) increase in accounts payable and
accrued expenses	(29,876)	13,155
Increase in unearned revenue and
contract advances	292,810	34,299
	400,452	49,554
Net cash provided by (applied to) operating activities	548,122	(124,506)

Cash flows from investing activities:
Purchase of capital assets	(6,740)	(17,453)

Net cash (applied to) investing activities	(6,740)	(17,453)

Cash flows from financing activities
(Repayment) of capital leases	(2,634)	(4,578)

Net cash (applied to) financing activities	(2,634)	(4,578)

Effect of exchange rate change on cash	79,365	(3,802)

Net cash provided (applied) during the period	618,113	(150,339)
Cash - beginning of period	219,738	1,183,885

Cash - end of period	$837,851	$1,033,546

5 -

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2004
(Unaudited)

Note 1. Going Concern Uncertainty

These consolidated financial statements have been prepared on a going concern basis, which presumes that assets will be realized and liabilities discharged in the normal course of business over the foreseeable future. The Company has incurred significant losses during the past three most recently completed fiscal years, which have reduced the Company's cash reserves and reduced stockholders' equity. These conditions raise substantial doubt about the Company's ability to continue in the normal course of business as a going concern. The Company's ability to continue in the normal course of business is dependent on achieving a profitable level of operations and support from the Company's suppliers and shareholders.

In order to reverse this trend, the Company has taken initiatives to lower operating expenses and to generate new OEM system and Aftermarket orders. Cost reduction initiatives include lowering the office staff head count (completed), downsizing of the New Jersey office (completed), consolidating all project management functions at head office (completed) and implementing further cost and expenditure controls and monitoring (ongoing). As the result of marketing and sales plans instituted in fiscal 2004, the Company received new OEM systems orders valued in excess of $5 million in the fourth quarter of fiscal 2004 and the first quarter of fiscal 2005, with positive revenue impact commencing late in the fourth quarter of fiscal 2004 and expected to continue into all quarters of fiscal 2005. Additionally, the Company is also pursuing a line of credit on the basis of current and future projects. TurboSonic currently has no debt. The Company has not yet addressed the prospects of shareholder loans or equity financing. Based upon the current cash position, revenue and confirmed orders at the end of the first quarter for fiscal 2005 of $7.2 million, a steady stream of Aftermarket orders and depending upon profitable execution of projects and successful management of costs, the Company expects to have sufficient operating cash for fiscal 2005.

These consolidated financial statements do not include any of the adjustments to the amounts or classification of assets and liabilities that may be required should the Company be unable to continue its business in the normal course of business.

Note 2. General

The Company, directly and through subsidiaries, designs and markets integrated air pollution control and industrial gas cooling/conditioning systems including liquid atomization technology and dust suppression systems to ameliorate or abate industrial environmental problems.

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending June 30, 2005. These consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2004.

Note 3. Stock-based Compensation

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

	Three Months	Three Months
	ended	ended
	September 30,	September 30,
	2004	2003

Net income (loss)	$ 127,256	$ (189,496)
Stock-based compensation expense under APB No.25	701	1,823
Stock-based compensation expense under SFAS No.123	(1,071)	(6,456)

Pro forma income (loss)	$ 126,886	$ (194,129)

Pro forma income per share:
Basic	0.01	(0.02)
Diluted	0.01	(0.02)

Note 4. Warranty

In accordance with FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others", the Company is required to make the following disclosure regarding product warranties:

As part of the normal sale of OEM systems, the Company has provided its customers with product warranties. The warranties generally extend for twelve months from the date of start-up or eighteen months after shipment to the customer. The following summarizes the accrual of product warranties that is recorded as part of other accrued charges in the accompanying consolidated balance sheets:

	Three Months	Three Months
	ended	ended
	September 30,	September 30,
	2004	2003

Opening balance	$60,442	$68,623

Payments made during the period	(2,429)	(15,082)

Warranty provision made during the period	5,276	10,763

Closing balance	$63,289	$64,304

Note. 5. Costs and Estimated Earnings on Uncompleted Contracts

	September 30, 2004	June 30, 2004

Costs incurred on uncompleted contracts	$3,625,872	$2,548,297

Estimated earnings	907,867	359,735

	4,533,739	2,908,032

Billings to date	(5,008,259)	(3,210,107)

	$(474,520)	$(302,075)

Included in accompanying balance sheets
under the following captions:

Deferred contract costs and unbilled revenue		$186,860		$38,233
Billings in excess of costs and estimated
earnings on uncompleted contracts		(661,380)		(340,308)
	$	(474,520)	$	(302,075)

Note 6. Warrants

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

At September 30, 2004, 400,000 warrants were outstanding. Of these four hundred thousand unexpired warrants, two hundred thousand expire on October 21, 2004, and one hundred thousand expire on each of January 1, 2005 and April 1, 2005. The warrants have a $1.00 exercise price. There was no exercise prior to expiry of the two hundred thousand warrants on October 21, 2004.

Note 7. Goodwill

The Company had adopted SFAS No. 142 effective July 1, 2001, under which goodwill is no longer amortized but is subject to an annual impairment review (or more frequently if deemed appropriate). The Company completed the goodwill impairment test as at April 1, 2004 for the Aftermarket business segment, as required by SFAS No. 142. We have concluded that there has not been an impairment of goodwill associated with the Aftermarket segment for the year ended June 30, 2004. The next impairment test will be conducted April 1, 2005.

Note 8. Share Capital

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

During fiscal 2004 and the first quarter of fiscal 2005, there were no stock options exercised by employees, directors or advisers.

At the 2002 annual shareholders meeting held December 10, 2002, the 2003 Stock Plan was approved by the shareholders. At the December 11, 2003 board meeting, 100,000 stock options were awarded to the current directors from the 2003 Stock Plan, including 40,000 stock options in recognition of those serving on the Company's audit and compensation committees. These options have an exercise price of $0.35 [Black-Scholes fair value $0.28], which was the market value at the close of business on December 11, 2003, vest immediately and are exercisable for five years from the date of grant. With this grant, there remain 400,000 shares in the 2003 Stock Plan for future issuance.

Note 9. Earnings Per Share

Basic earnings per share is calculated based on the weighted average shares of common stock outstanding during the period. Diluted earnings per share is calculated based on the weighted average shares of common stock outstanding, plus the dilutive effect of stock options and warrants outstanding, calculated using the treasury stock method. For the three months ended September 30, 2003, all warrants and stock options have been excluded from the denominator for the EPS calculation, as these instruments would be anti-dilutive.

Note 10. Segment Information

During fiscal 2004, the Company realigned its business activities on the basis of long-term contracts and components/spare parts. Internal reporting to support decision-making regarding the allocation of resources and evaluation of activities was realigned to be consistent with the alignment of the business. As such the Company commenced reporting to shareholders on the two business segments into which management now classifies the business - OEM systems and Aftermarket. The comparative segment information has been reclassified to be consistent with this presentation.

	Three Months	Three Months
	ended September	ended September
	30, 2004	30, 2003
Income (loss) before provision for
income taxes:
OEM systems	$78,020	$(278,363)
Aftermarket	$49,736	$90,487
Total	$127,756	$(187,876)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Forward-looking statements in this Report, including without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that such forward-looking statements involve risks and uncertainties, such as the Company's dependence on environmental regulation and the concentration of its revenues among a small group of customers, which could cause actual results to differ materially from those expressed therein. In evaluating these statements, you should specifically consider the risks discussed in our Annual Report on Form 10-KSB for the year ended June 30, 2004 and other reports or documents that we have filed from time to time with the SEC.

The air pollution control industry has come through a very difficult period with most companies, including this Company, experiencing unprofitable operations for several years; however, we appear to be entering a period of significant market opportunity. The new EPA Maximum Achievable Control Technologies ("MACT") regulations that have recently been signed into law in the U.S. require compliance within three years. The Company believes we are well positioned with superior products that are designed for applications in industries now required to up-grade their air pollution controls. We have received new OEM systems order placements commencing in the fourth quarter of fiscal 2004 and the first quarter of fiscal 2005, with positive revenue impact experienced in the same quarters and expected for the remaining quarters of fiscal 2005.

Three Months ended September 30, 2004
Compared with Three Months ended September 30, 2003

OEM systems revenue increased by $1,254,033 (302.0%) to $1,669,240 for the three-month period ended September 30, 2004 from $415,207 for the same period in fiscal 2004. The increase is the result of increased OEM system sales in the period, and in particular, those of Wet Electrostatic Precipitators ("WESP") and venturi scrubbers, for the reasons discussed above.

Aftermarket revenue increased by $46,383 (6.3%) to $777,795 for the three month period ended September 30, 2004 from $731,412 for the same period one year earlier. The increased revenue is the result of increased shipments of evaporative gas cooling components in the first quarter of fiscal 2005.

OEM systems costs increased by $901,263 (238.1%) to $1,279,718 for the three months ended September 30, 2004 from $378,455 for the same period in fiscal 2004. The higher costs are due to the increased volume of OEM systems work, as discussed above. As a percentage of OEM systems revenue, the OEM systems cost decreased to 76.7% for the three month period ended September 30, 2004 from 91.1% for the same period in fiscal 2004, due to the level of over absorbed engineering costs in the current quarter compared to the level of under absorbed engineering costs in the first quarter of fiscal 2004.

Aftermarket costs increased by $77,943 (17.7%) to $518,340 for the three month period ended September 30, 2004 from $440,397 for the same period one year earlier. The higher costs recorded were due to the increased revenue volume discussed above. As a percentage of Aftermarket revenue, the Aftermarket costs increased to 66.6% for the three-month period ended September 30, 2004 from 60.2% for the same period in fiscal 2004. The increased ratio of costs to revenue for the three month period ended September 30, 2004 compared to the same period one year earlier was the result of a favourable variance in the previous fiscal period on close-out of a scrubber upgrade not duplicated in the current fiscal period.

Selling, general and administrative expenses decreased $2,960 (0.6%) to $501,390 for the three month period ended September 30, 2004 from $504,350 for the same period in fiscal 2004. The variance was the result of decreases in sales expenses including travel expense. As a percentage of total revenue, selling, general and administrative expenses were 20.5% for the quarter ended September 30, 2004 and 44.0% for the same period a year earlier. Also included in total expenses was $701 of stock-based compensation expense for the three-month period ended September 30, 2004, and $1,823 for the same period in fiscal 2004.

The income before tax increased $315,632 to $127,756 from the loss before taxes of $187,876 for the same period in fiscal 2004. Income tax expense of $500 was recorded in the three month period ended September 30, 2004 compared to an income tax expense of $1,620 in the same period one year ago.

An "other comprehensive income" of $84,889 was recorded for the three months ended September 30, 2004, as compared to "other comprehensive loss" of $5,658 for the same period in fiscal 2004. The change in "other comprehensive income (loss)" between the comparative quarters was the result of the fluctuation in the value of the Canadian dollar relative to the US dollar in the two fiscal periods, and the resulting changes in our balance sheet relative to Canadian dollar-denominated accounts.

Liquidity and Capital Resources

The Company had net cash provided by operating activities of $548,122 for the three-month period ended September 30, 2004 as compared to net cash applied to operating activities of $124,506 for the same period in fiscal 2004. The net cash provided for the three-month period ended September 30, 2004 is primarily the result of the operating income, and a decrease in accounts receivable. The net cash applied in the prior three-month period was the result of the operating loss partially offset by decreased accounts receivable. The operating loss in the latter period was the result of a reduced level of OEM system orders as discussed above.

At September 30, 2004, the Company had working capital of $680,218, as compared to working capital as at June 30, 2004 of $460,577, an increase of $219,641. The Company's current ratio (current assets divided by current liabilities) was 1.43 and 1.37 as at September 30, 2004 and June 30, 2004, respectively. TurboSonic has no debt.

The Company's contracts typically provide for progress payments based upon the achievement of performance milestones or the passage of time. The Company's contracts often provide for the Company's customers to retain a portion of the contract price until the achievement of performance guarantees has been demonstrated. The Company endeavours to have its progress billings exceed its costs and estimated earnings on uncompleted contracts; however, it is possible that, at any point in time, costs and estimated earnings can exceed progress billings on uncompleted contracts, which would negatively impact cash flow and working capital. At September 30, 2004, "Billings in excess of costs and estimated earnings on uncompleted contracts" exceeded "Deferred contract costs and unbilled revenue" by $474,520, thereby favourably impacting cash flow. At June 30, 2004, "Billings in excess of costs and estimated earnings on uncompleted contracts" also exceeded "Deferred contract costs and unbilled revenue" by $302,075. The variances are the result of favourable terms of payment with our current contracts in progress.

The Company's backlog at September 30, 2004 was approximately $4.63 million, of which the Company believes 100% will be shipped prior to the end of the current fiscal year.

Between cash on hand, initiatives to lower operating expenses, OEM system orders received and new orders anticipated and an anticipated receipt of a line of credit backed by such new orders, the Company expects to have enough cash to fund its operations over the next twelve-month period. These initiatives already completed include lowering the office staff head count, consolidation of all project management activities in head office and the implementation of further cost and expenditure controls and monitoring. At September 30, 2004 the cash balance was $837,851, which is an increase of $618,113 compared to June 30, 2004. As indicated earlier, the Company has received new OEM systems orders in the second and third quarters of calendar 2004, with positive revenue impact realized in the fourth quarter of fiscal 2004 and the first quarter of fiscal 2005 and expected to continue into all quarters of fiscal 2005. The Company is also pursuing a line of credit on the basis of current and future projects. TurboSonic has no debt. The Company has not yet addressed the prospects of shareholder loans or equity financing. Based upon its current cash position, confirmed orders at the end of the first quarter for fiscal 2005 of $4.6 million, a steady stream of Aftermarket orders and depending upon profitable execution of projects and successful management of costs, the Company expects to have sufficient operating cash for fiscal 2005.

Quantitative and Qualitative Information About Market Risk

The Company does not engage in trading market risk sensitive instruments and does not purchase hedging instruments or "other than trading" instruments that are likely to expose the Company to market risks, whether interest rate, foreign currency exchange, commodity price or equity prices risk. The Company has not entered into forward or future contracts, purchased options and entered into swaps. The Company has no outstanding debt, which could subject it to the risk of interest rate fluctuations.

Item 3. Controls and Procedures.

Management of the Company carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of September 30, 2004. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by it in reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in the Company's internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II - Other Information

Item 1.	Not applicable

Item 2.	Not applicable

Item 3.	Not applicable

Item 4.	Not applicable

Item 5.	Not applicable

Item 6.	Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certifications
	Exhibit 32.1	Section 1350 Certifications

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 3, 2004

TURBOSONIC TECHNOLOGIES, INC.

By: /s/ PATRICK J. FORDE
Patrick J. Forde, President,
Secretary and Treasurer
(Chief Financial Officer)