Form 10QSB
period 2004-12-31
TURBOSONIC TECHNOLOGIES INC
filed 2005-02-14
CIK 900393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

Commission file number 0-21832

TURBOSONIC TECHNOLOGIES, INC.
(Exact Name of Small Business Issuer in its Charter)

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

The number of shares outstanding of the Issuer's common stock as of December 31, 2004:      10,507,224

Transitional Small Business Disclosure Format (check one):      Yes       No

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	Form 10-QSB

INDEX

PART I: FINANCIAL INFORMATION	PAGE
ITEM 1: Consolidated Condensed Statement of Income (Loss) and Comprehensive Income (Loss)
(Unaudited) for the Three-Month and Six Month Periods Ended December 31, 2004 and
December 31, 2003	3
Consolidated Condensed Balance Sheet (Unaudited) at December 31, 2004 and June 30, 2004	4
Consolidated Condensed Statement of Cash Flows (Unaudited) for the Six Month Periods Ended
December 31, 2004 and December 31, 2003	5
Notes to Consolidated Financial Statements (Unaudited)	6-8
ITEM 2: Management's Discussion and Analysis of Financial Conditions and Results of Operation	8-10
ITEM 3: Controls and Procedures	10

PART II: OTHER INFORMATION
ITEM 1: Legal Proceedings	11
ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds	11
ITEM 3: Defaults Upon Senior Securities	11
ITEM 4: Submission of Matters to a Vote of Security Holders	11
ITEM 5: Other Information	11
ITEM 6: Exhibits	11
Signature	11

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	Form 10-QSB

PART I: FINANCIAL INFORMATION ITEM 1

CONSOLIDATED CONDENSED STATEMENT OF INCOME (LOSS)
AND COMPREHENSIVE INCOME (LOSS)
United States dollars (unaudited)
(see note 1 - Going Concern)

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	December 31,	December 31,	December 31,	December 31,
	2004	2003	2004	2003
	$	$	$	$
OEM systems revenue	408,676	260,269	2,093,782	675,477
Aftermarket revenue	818,280	469,630	1,580,209	1,201,042
Total revenue	1,226,956	729,899	3,673,991	1,876,519

OEM systems costs	591,812	287,640	1,871,530	666,096
Aftermarket costs	536,979	274,756	1,055,319	715,153
Total cost of goods sold	1,128,791	562,396	2,926,849	1,381,249
Gross profit	98,165	167,503	747,142	495,270

Selling, general and administrative expenses	550,899	580,284	1,052,289	1,084,634
Stock-based compensation expense	581	1,652	1,282	3,475
Depreciation and amortization	20,307	15,567	40,020	29,180
Total expenses	571,787	597,503	1,093,591	1,117,289

Loss from operations	(473,622)	(430,000)	(346,449)	(622,019)
Interest income net	201	3,272	784	7,415
Loss before taxes	(473,421)	(426,728)	(345,665)	(614,604)
Provision for income taxes	--	--	500	1,620
Net loss	(473,421)	(426,728)	(346,165)	(616,224)
Other comprehensive income:
Foreign currency translation	66,627	54,968	151,516	49,310
Comprehensive (loss)	(406,794)	(371,760)	(194,649)	(566,914)
Weighted average number of shares	10,507,224	10,507,250	10,507,224	10,507,250
Diluted weighted average number of shares [note 9]	10,507,224	10,507,250	10,507,224	10,507,250
Basic EPS	(0.05)	(0.04)	(0.03)	(0.06)
Diluted EPS	(0.05)	(0.04)	(0.03)	(0.06)

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	Form 10-QSB

CONSOLIDATED CONDENSED BALANCE SHEET
United States dollars (unaudited)
(see note 1 - Going Concern)

		December 31, 2004	June 30, 2004
		$	$
ASSETS
Current assets:
Cash and cash equivalents		333,174	219,738
Contracts and accounts receivable, net of allowance for doubtful accounts of nil and nil		1,900,350	1,249,721
Retentions receivable		159,230	71,347
Deferred contract costs and unbilled revenue [note 5]		132,663	38,233
Inventories		74,314	52,514
Other current assets		43,719	66,808
Total current assets		2,643,450	1,698,361

Capital assets, at cost, net of accumulated depreciation		89,067	111,230
Goodwill [note 7]		398,897	398,897
Other assets		21,360	21,827

Total assets		3,152,774	2,230,315

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable		656,541	528,928
Accrued expenses		408,542	359,675
Billings in excess of costs and estimated earnings on uncompleted contracts [note 5]		1,282,027	340,308
Obligations under capital leases, current portion		9,108	8,873
Total current liabilities		2,356,218	1,237,784
Obligations under capital leases, long-term portion		8,044	10,605
		2,364,262	1,248,389
Stockholders' equity
Share capital
Authorized
21,800,000	Common shares, par value $0.10 per share
8,200,000	Exchangeable common shares, par value $0.10 per share
Issued
6,385,859	Common shares [note 8]	50,725	50,725
4,121,365	Exchangeable shares	2,299,093	2,299,093
Additional paid - in capital [notes 3 and 8]		2,023,937	2,022,655
		4,373,755	4,372,473
Accumulated other comprehensive income		278,032	126,516
Accumulated deficit		(3,863,275)	(3,517,063)

Total stockholders' equity		788,512	981,926

Total liabilities and stockholders' equity		3,152,774	2,230,315

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	Form 10-QSB

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
United States dollars (unaudited)
(see note 1 - Going Concern)

	For the Six	For the Six
	Months Ended	Months Ended
	December 31, 2004	December 31, 2003
	$	$
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(346,165)	(616,224)
Add charge to operations not requiring a current cash payment:
Stock-based compensation expense	1,282	3,475
Depreciation and amortization	40,020	29,180
	(304,863)	(583,569)

CHANGES IN NON-CASH BALANCES RELATED TO OPERATIONS
(Increase) in contracts & accounts receivable:	(502,331)	(135,417)
(Increase) decrease in retentions receivable	(76,883)	69,436
(Increase) in inventories	(17,071)	(3,235)
(Increase) decrease in deferred contract costs and unbilled revenue	(88,479)	23,515
Decrease in other current assets	28,332	8,911
Decrease in other assets	741	--
Increase in accounts payable and accrued expenses	86,191	4,049
Increase (decrease) in unearned revenue and contract advances	869,308	(55,569)
	299,808	(88,310)
Net cash (applied to) operating activities	(5,055)	(671,879)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of capital assets	(8,253)	(38,962)
Net cash (applied to) investing activities	(8,253)	(38,962)

CASH FLOWS FROM FINANCING ACTIVITIES
(Repayment) of capital leases	(4,285)	(7,185)
Net cash (applied to) financing activities	(4,285)	(7,185)
Effect of exchange rate change on cash	131,029	41,199

Net cash provided (applied) during the period	113,436	(676,827)
Cash - beginning of period	219,738	1,183,885
Cash - end of period	333,174	507,058

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	Form 10-QSB

NOTE 1: GOING CONCERN UNCERTAINTY

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

In order to reverse this trend, the Company has taken initiatives to lower operating expenses and to generate new OEM system and Aftermarket orders. Cost reduction initiatives include lowering the office staff head count (completed), downsizing of the New Jersey office (completed), consolidating all project management functions at head office (completed) and implementing further cost and expenditure controls and monitoring (ongoing). As the result of marketing and sales plans instituted in fiscal 2004, the Company received new OEM systems orders valued in excess of $6 million in the fourth quarter of fiscal 2004 and the first two quarters of fiscal 2005, with positive revenue impact commencing late in the fourth quarter of fiscal 2004 and expected to continue into all quarters of fiscal 2005. Additionally, the Company is also pursuing a line of credit on the basis of current and future projects. TurboSonic currently has no debt. The Company has not yet addressed the prospects of shareholder loans or equity financing. Based upon reported revenue and confirmed orders at December 31, 2004 totaling $9.0 million for fiscal 2005, its current cash position, an anticipated steady stream of Aftermarket orders and depending upon profitable execution of projects and successful management of costs, the Company expects to have sufficient operating cash for fiscal 2005.

These consolidated financial statements do not include any of the adjustments to the amounts or classification of assets and liabilities that may be required should the Company be unable to continue its business in the normal course of business.

NOTE 2: GENERAL

The Company, directly and through subsidiaries, designs and markets integrated air pollution control and industrial gas cooling/conditioning systems including liquid atomization technology and dust suppression systems to ameliorate or abate industrial environmental problems.

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended December 31, 2004 are not necessarily indicative of the results that may be expected for the year ending June 30, 2005. These consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2004.

NOTE 3: STOCK-BASED COMPENSATION

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	December 31, 2004	December 31, 2003	December 31, 2004	December 31, 2003
			$	$

Net income (loss)	(473,421)	(426,728)	(346,165)	(616,224)
Stock-based compensation expense
under APB No. 25	581	1,652	1,282	3,475
Stock-based compensation expense
under SFAS No. 123	(1,071)	(40,056)	(2,142)	(46,512)
Pro forma income (loss)	(473,911)	(465,132)	(347,025)	(659,261)

Pro forma income per share:
Basic	(0.05)	(0.04)	(0.03)	(0.06)
Diluted	(0.05)	(0.04)	(0.03)	(0.06)

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	Form 10-QSB

NOTE 4: WARRANTY

In accordance with FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others", the Company is required to make the following disclosure regarding product warranties.

As part of the normal sale of OEM systems, the Company has provided its customers with product warranties. The warranties generally extend for twelve months from the date of start-up or eighteen months after shipment to the customer. The following summarizes the accrual of product warranties that is recorded as part of other accrued charges in the accompanying consolidated balance sheets:

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	December 31, 2004	December 31, 2003	December 31, 2004	December 31, 2003
	$	$	$	$

Opening balance	63,289	64,304	60,442	68,623
Payments made during the period	(2,313)	(4,478)	(4,742)	(19,560)
Warranty provision made during the period	8,189	2,354	13,465	13,117
Closing balance	69,165	62,180	69,165	62,180

NOTE 5: COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

	December 31, 2004	June 30, 2004
	$	$

Costs incurred on uncompleted contracts	5,063,270	2,548,297
Estimated earnings	865,819	359,735
	5,929,089	2,908,032
Billings to date	(7,078,453)	(3,210,107)
	(1,149,364)	(302,075)
Included in accompanying balance sheets under the following captions:
Deferred contract costs and unbilled revenues	132,663	38,233
Estimated earnings	(1,282,027)	(340,308)
	(1,149,364)	(302,075)

NOTE 6: WARRANTS

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

At December 31, 2004, 200,000 warrants were outstanding. Of these two hundred thousand unexpired warrants, one hundred thousand expire on each of January 1, 2005 and April 1, 2005. The warrants have a $1.00 exercise price. There was no exercise prior to expiry of the one hundred thousand warrants on January 1, 2005.

NOTE 7: GOODWILL

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

NOTE 8: SHARE CAPITAL

During fiscal 2004 and the first two quarters of fiscal 2005, there were no stock options exercised by employees, directors or advisers.

At the December 11, 2003 board meeting, options to purchase an aggregate of 100,000 shares of common stock were awarded to the then current directors pursuant to the 2003 Stock Plan, including options to purchase an aggregate of 40,000 shares in recognition of those directors serving on the Company's audit and compensation committees. These options have an exercise price of $0.35 per share [Black-Scholes fair value $0.28 per share], which was the market value at the close of business on December 11, 2003, vest immediately and are exercisable for five years from the date of grant. Options to purchase 400,000 shares of common stock pursuant to the 2003 Stock Plan remain available for future issuance.

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	Form 10-QSB

NOTE 9: EARNINGS PER SHARE

Basic earnings per share is calculated based on the weighted average shares of common stock outstanding during the period. Diluted earnings per share is calculated based on the weighted average shares of common stock outstanding, plus the dilutive effect of stock options and warrants outstanding, calculated using the treasury stock method. For the three and six month periods ended December 31, 2004, all warrants and stock options have been excluded from the denominator for the EPS calculation, as these instruments would be anti-dilutive.

NOTE 10: SEGMENT INFORMATION

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

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	December 31, 2004	December 31, 2003	December 31, 2004	December 31, 2003
	$	$	$	$

Income (loss) before provision for
income taxes:
OEM systems	(522,590)	(387,954)	(428,770)	(666,317)
Aftermarket	49,169	(38,774)	83,105	51,713
Total	(473,421)	(426,728)	(345,665)	(614,604)

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

The air pollution control industry has come through a very difficult period with most companies, including this Company, experiencing unprofitable operations for several years; however, we appear to be entering a period of significant market opportunity. The new EPA Maximum Achievable Control Technologies ("MACT") regulations that have recently been signed into law in the U.S. require compliance within three years. The Company believes we are well positioned with superior products that are designed for applications in industries now required to up-grade their air pollution controls. We have received new OEM systems order placements commencing in the fourth quarter of fiscal 2004 and the first two quarters of fiscal 2005, with positive revenue impact experienced in the same quarters and expected for the remaining quarters of fiscal 2005.

Three Months ended December 31, 2004 Compared with Three Months ended December 31, 2003

OEM systems revenue increased by $148,407 (57.0%) to $408,676 for the three-month period ended December 31, 2004 from $260,269 for the same period in fiscal 2004. The increase is the result of increased sales in the period, and in particular, those of Wet Electrostatic Precipitator ("WESP") systems and components, for the reasons discussed above.

Aftermarket revenue increased by $348,650 (74.2%) to $818,280 for the three month period ended December 31, 2004 from $469,630 for the same period one year earlier. The increased revenue is the result of increased shipments of evaporative gas cooling components in the second quarter of fiscal 2005.

OEM systems costs increased by $304,172 (105.8%) to $591,812 for the three months ended December 31, 2004 from $287,640 for the same period in fiscal 2004. The higher costs are due to the increased volume of OEM systems work, as discussed above, together with provision for contract-specific rework costs due to performance issues on a venturi scrubber order. As a percentage of OEM systems revenue, the OEM systems cost increased to 144.8% for the three month period ended December 31, 2004 from 110.5% for the same period in fiscal 2004, due to the provision in the current quarter for contract-specific rework costs relating to performance issues.

Aftermarket costs increased by $262,223 (95.4%) to $536,979 for the three month period ended December 31, 2004 from $274,756 for the same period one year earlier. The higher costs recorded were due to the increased revenue volume discussed above. As a percentage of Aftermarket revenue, the Aftermarket costs increased to 65.6% for the three-month period ended December 31, 2004 from 58.5% for the same period in fiscal 2004. The increased ratio of costs to revenue for the three month period ended December 31, 2004 compared to the same period one year earlier was the result of a favourable variance in the previous fiscal period on close-out of a scrubber upgrade not duplicated in the current fiscal period.

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	Form 10-QSB

Selling, general and administrative expenses decreased $29,385 (5.1%) to $550,899 for the three month period ended December 31, 2004 from $580,284 for the same period in fiscal 2004. The variance was the result of decreases in sales expenses including travel expense. As a percentage of total revenue, selling, general and administrative expenses were 44.9% for the quarter ended December 31, 2004 and 79.5% for the same period a year earlier. Also included in total expenses was $581 of stock-based compensation expense for the three-month period ended December 31, 2004, and $1,652 for the same period in fiscal 2004.

The loss before tax increased $46,693 to $473,421 from the loss before taxes of $426,728 for the same period in fiscal 2004. No income tax expense was recorded in the three month period ended December 31, 2004 or in the same period one year ago.

An "other comprehensive income" of $66,627 was recorded for the three months ended December 31, 2004, as compared to "other comprehensive income" of $54,968 for the same period in fiscal 2004. The change in "other comprehensive income" between the comparative quarters was the result of the fluctuation in the value of the Canadian dollar relative to the US dollar in the two fiscal periods, and the resulting changes in our balance sheet relative to Canadian dollar-denominated accounts.

Six Months ended December 31, 2004 Compared with Six Months ended December 31, 2003

OEM systems revenue increased by $1,418,305 (210.0%) to $2,093,782 for the six-month period ended December 31, 2004 from $675,477 for the same period in fiscal 2004. The increase is the result of increased sales in the period, and in particular, those of WESP components and venturi scrubbers, for the reasons discussed above.

Aftermarket revenue increased by $379,167 (31.6%) to $1,580,209 for the six month period ended December 31, 2004 from $1,201,042 for the same period one year earlier. The increased revenue is the result of increased shipments of evaporative gas cooling components in the first two quarters of fiscal 2005.

OEM systems costs increased by $1,205,434 (181.0%) to $1,871,530 for the six months ended December 31, 2004 from $666,096 for the same period in fiscal 2004. The higher costs are due to the increased volume of OEM systems work, as discussed above, together with provision for contract-specific rework costs due to performance issues on a venturi scrubber order. As a percentage of OEM systems revenue, the OEM systems cost decreased to 89.4% for the six month period ended December 31, 2004 from 98.6% for the same period in fiscal 2004, due to the level of over absorbed engineering costs in the current six month period compared to the level of under absorbed engineering costs in the first six months of fiscal 2004, partially offset by the provision for contract-specific rework costs due to performance issues.

Aftermarket costs increased by $340,166 (47.6%) to $1,055,319 for the six month period ended December 31, 2004 from $715,153 for the same period one year earlier. The higher costs recorded were due to the increased revenue volume discussed above. As a percentage of Aftermarket revenue, the Aftermarket costs increased to 66.8% for the six-month period ended December 31, 2004 from 59.5% for the same period in fiscal 2004. The increased ratio of costs to revenue for the six month period ended December 31, 2004 compared to the same period one year earlier was the result of a favourable variance in the previous fiscal period on close-out of a scrubber upgrade not duplicated in the current fiscal period.

Selling, general and administrative expenses decreased $32,345 (3.0%) to $1,052,289 for the six month period ended December 31, 2004 from $1,084,634 for the same period in fiscal 2004. The variance was the result of decreases in sales expenses including travel expense. As a percentage of total revenue, selling, general and administrative expenses were 28.6% for the six month period ended December 31, 2004 and 57.8% for the same period a year earlier. Also included in total expenses was $1,282 of stock-based compensation expense for the six-month period ended December 31, 2004, and $3,475 for the same period in fiscal 2004.

The loss before tax decreased $268,939 to $345,665 from the loss before taxes of $614,604 for the same period in fiscal 2004. Income tax expense of $500 was recorded in the six month period ended December 31, 2004 compared to an income tax expense of $1,620 in the same period one year ago.

An "other comprehensive income" of $151,516 was recorded for the six months ended December 31, 2004, as compared to "other comprehensive income" of $49,310 for the same period in fiscal 2004. The change in "other comprehensive income" between the comparative quarters was the result of the fluctuation in the value of the Canadian dollar relative to the US dollar in the two fiscal periods, and the resulting changes in our balance sheet relative to Canadian dollar-denominated accounts.

Liquidity and Capital Resources

The Company had net cash applied to operating activities of $5,055 for the six-month period ended December 31, 2004 as compared to net cash applied to operating activities of $671,879 for the same period in fiscal 2004. The net cash applied for the six-month period ended December 31, 2004 is primarily the result of the operating loss largely offset by increased unearned revenue and contract advances. The net cash applied in the prior six-month period was the result of the operating loss partially offset by decreased retentions receivable. The operating loss in the latter period was the result of a reduced level of OEM system orders as discussed above.

At December 31, 2004, the Company had working capital of $287,232, as compared to working capital as at June 30, 2004 of $460,577, a decrease of $173,345. The Company's current ratio (current assets divided by current liabilities) was 1.12 and 1.37 as at December 31, 2004 and June 30, 2004, respectively. TurboSonic has no debt. The Company's contracts typically provide for progress payments based upon the achievement of performance milestones or the passage of time.

The Company's contracts often provide for the Company's customers to retain a portion of the contract price until the achievement of performance guarantees has been demonstrated. The Company endeavours to have its progress billings exceed its costs and estimated

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	Form 10-QSB

earnings on uncompleted contracts; however, it is possible that, at any point in time, costs and estimated earnings can exceed progress billings on uncompleted contracts, which would negatively impact cash flow and working capital. At December 31, 2004, "Billings in excess of costs and estimated earnings on uncompleted contracts" exceeded "Deferred contract costs and unbilled revenue" by $1,149,364, thereby favourably impacting cash flow. At June 30, 2004, "Billings in excess of costs and estimated earnings on uncompleted contracts" also exceeded "Deferred contract costs and unbilled revenue" by $302,075. The variances are the result of favourable terms of payment with our current contracts in progress.

The Company's backlog at December 31, 2004 was approximately $5.3 million, of which the Company believes 97% will be shipped prior to the end of the current fiscal year.

Based upon reported revenue and confirmed orders at December 31, 2004 totaling $9.0 million for fiscal 2005, its current cash position, initiatives to lower operating expenses, an anticipated steady stream of Aftermarket orders and depending upon profitable execution of projects and successful management of costs, the Company expects to have enough cash to fund its operations over the next twelve-month period. These initiatives already completed include lowering the office staff head count, consolidation of all project management activities in head office and the implementation of further cost and expenditure controls and monitoring. At December 31, 2004 the cash balance was $333,174, which is an increase of $113,436 compared to June 30, 2004. As indicated earlier, the Company has received new OEM systems orders in the fourth quarter of fiscal 2004 and the first two quarters of fiscal 2005, with positive revenue impact realized in the fourth quarter of fiscal 2004 and expected to continue into all quarters of fiscal 2005. The Company is also pursuing a line of credit on the basis of current and future projects. TurboSonic has no debt. The Company has not yet addressed the prospects of shareholder loans or equity financing.

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

ITEM 3: CONTROLS AND PROCEDURES

Management of the Company carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of December 31, 2004. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by it in reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in the Company's internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	Form 10-QSB

PART II: OTHER INFORMATION

ITEM 1: Not applicable.

ITEM 2: Not applicable

ITEM 3: Not applicable

ITEM 4.	Submission of Matters to a Vote of Security Holders

	The Annual Meeting of Stockholders was held December 9, 2004.
	The voting results of the meeting were as follows:

	1)	Election of Officers:

		Name	For	Against

		Edward F. Spink	7,952,809	2,137
		Patrick J. Forde	7,952,809	2,137
		Richard H. Hurd	7,949,950	4,996
		Dr. Donald R. Spink	7,952,782	2,164
		Jonathan R. Lagarenne	7,948,908	6,038
		Michael J. Widico	7,948,908	6,038
		Julien J. Hradecky	7,943,832	11,114

2)	Ratification of Selection of Mintz & Partners LLP (Collins Barrow Toronto LLP)
	as Independent Auditors:

	For	Against	Abstention

	7,904,096	0	50,850

ITEM 5: Not applicable

ITEM 6: Exhibit 31.1 Rule 13a-14(a)/15d-14(a) Certifications
                Exhibit 32.1 Section 1350 Certifications

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 14, 2004

TURBOSONIC TECHNOLOGIES, INC.

By: /s/ Patrick J. Forde
Patrick J. Forde, President,
Secretary and Treasurer
(Chief Financial Officer)