Form 10QSB
period 2005-03-31
TURBOSONIC TECHNOLOGIES INC
filed 2005-05-13
CIK 900393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

The number of shares outstanding of the Issuer's common stock as of March 31, 2005:    10,507,197

Transitional Small Business Disclosure Format (check one):   Yes      No

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	Form 10-QSB

INDEX

PART I: FINANCIAL INFORMATION	PAGE
ITEM 1: Consolidated Condensed Statement of Income (Loss) and Comprehensive Income (Loss)
(Unaudited) for the Three-Month and Nine Month Periods Ended March 31, 2005 and March 31,
2004	3
Consolidated Condensed Balance Sheet (Unaudited) at March 31, 2005 and June 30, 2004	4
Consolidated Condensed Statement of Cash Flows (Unaudited) for the Nine Month Periods
Ended March 31, 2005 and March 31, 2004	5
Notes to Consolidated Financial Statements (Unaudited)	6-8
ITEM 2: Management's Discussion and Analysis of Financial Conditions and Results of Operation	8-10
ITEM 3: Controls and Procedures	10

PART II: OTHER INFORMATION
ITEM 1: Legal Proceedings	11
ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds	11
ITEM 3: Defaults Upon Senior Securities	11
ITEM 4: Submission of Matters to a Vote of Security Holders	11
ITEM 5: Other Information	11
ITEM 6: Exhibits	11
Signature	11

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	Form 10-QSB

PART I: FINANCIAL INFORMATION

ITEM 1

CONSOLIDATED CONDENSED STATEMENT OF INCOME (LOSS)
AND COMPREHENSIVE INCOME (LOSS)
United States dollars (unaudited)
(see note 1 - Going Concern)

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	March 31, 2005	March 31, 2004	March 31, 2005	March 31, 2004
	$	$	$	$
OEM systems revenue	3,309,462	522,156	5,371,863	1,200,803
Aftermarket revenue	771,140	638,547	2,382,730	1,836,419
Total revenue	4,080,602	1,160,703	7,754,593	3,037,222

OEM systems costs	3,006,196	514,971	4,877,726	1,181,065
Aftermarket costs	514,143	357,875	1,569,462	1,073,028
Total cost of goods sold	3,520,339	872,846	6,447,188	2,254,093

OEM systems gross profit	303,266	7,185	494,137	19,738
Aftermarket gross profit	256,997	280,672	813,268	763,391
Gross profit	560,263	287,857	1,307,405	783,129

Selling, general and administrative expenses	538,349	530,697	1,590,685	1,615,331
Stock-based compensation expense	510	1,573	1,792	5,048
Depreciation and amortization	20,451	15,842	60,471	45,022
Total expenses	559,310	548,112	1,652,948	1,665,401

Income (loss) from operations	953	(260,255)	(345,543)	(882,272)
Interest income net	2,445	155	3,229	7,570
Income (loss) before taxes	3,398	(260,100)	(342,314)	(874,702)
Recovery of income taxes	(19,287)	(18,551)	(18,787)	(16,931)
Net income (loss)	22,685	(241,549)	(323,527)	(857,771)
Other comprehensive (loss) income:
Foreign currency translation	(12,120)	(19,429)	139,396	29,881
Comprehensive income (loss)	10,565	(260,978)	(184,131)	(827,890)
Weighted average number of shares	10,507,220	10,507,250	10,507,220	10,507,250
Diluted weighted average number of shares [note 9]	10,576,959	10,507,250	10,507,220	10,507,250
Basic EPS	0.00	(0.02)	(0.03)	(0.08)
Diluted EPS	0.00	(0.02)	(0.03)	(0.08)

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	Form 10-QSB

CONSOLIDATED CONDENSED BALANCE SHEET
United States dollars (unaudited)
(see note 1 - Going Concern)

	March 31, 2005	June 30, 2004
	$	$
ASSETS
Current assets:
Cash and cash equivalents	1,877,796	219,738
Contracts and accounts receivable, net of allowance for doubtful accounts of $18,986 and nil	1,577,192	1,249,721
Retentions receivable	95,112	71,347
Deferred contract costs and unbilled revenue [note 5]	144,932	38,233
Inventories	69,409	52,514
Other current assets	122,792	66,808
Total current assets	3,887,233	1,698,361

Capital assets, at cost, net of accumulated depreciation	72,086	111,230
Goodwill [note 7]	398,897	398,897
Other assets	21,522	21,827

Total assets	4,379,738	2,230,315

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	1,758,089	528,928
Accrued expenses	420,865	359,675
Billings in excess of costs and estimated earnings on uncompleted contracts [note 5]	1,385,811	340,308
Obligations under capital leases, current portion	9,051	8,873
Total current liabilities	3,573,816	1,237,784
Obligations under capital leases, long-term portion	6,350	10,605
	3,580,166	1,248,389
Stockholders' equity
Share capital
Authorized
21,800,000 Common shares, par value $0.10 per share
8,200,000 Exchangeable common shares, par value $0.10 per share
Issued
6,385,832 Common shares [note 8]	50,725	50,725
4,121,365 Exchangeable shares	2,299,093	2,299,093
Additional paid - in capital [notes 3 and 8]	2,024,433	2,022,655
	4,374,251	4,372,473
Accumulated other comprehensive income	265,912	126,516
Accumulated deficit	(3,840,591)	(3,517,063)

Total stockholders' equity	799,572	981,926

Total liabilities and stockholders' equity	4,379,738	2,230,315

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	Form 10-QSB

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
United States dollars (unaudited)
(see note 1 - Going Concern)

	For the Nine	For the Nine
	Months Ended	Months Ended
	March 31, 2005	March 31, 2004
	$	$
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(323,527)	(857,771)
Add charge to operations not requiring a current cash payment:
Stock-based compensation expense	1,792	5,048
Depreciation and amortization	60,471	45,022
	(261,264)	(807,701)

CHANGES IN NON-CASH BALANCES RELATED TO OPERATIONS
(Increase) in contracts & accounts receivable:	(202,958)	(356,144)
(Increase) decrease in retentions receivable	(16,326)	72,229
(Increase) in inventories	(13,023)	(18,114)
(Increase) in deferred contract costs and unbilled revenue	(101,339)	(38)
(Increase) in other current assets	(49,076)	(59,902)
Decrease in other assets	575	--
Increase in accounts payable and accrued expenses	1,176,802	147,143
Increase in unearned revenue and contract advances	983,642	162,937
	1,778,297	(51,889)
Net cash provided by (applied to) operating activities	1,517,033	(859,590)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of capital assets	(12,432)	(73,901)
Net cash (applied to) investing activities	(12,432)	(73,901)

CASH FLOWS FROM FINANCING ACTIVITIES
Funds advanced for capital assets	--	16,365
(Repayment) of capital leases	(5,910)	(10,284)
Net cash (applied to) provided by financing activities	(5,910)	6,081
Effect of exchange rate change on cash	159,367	24,067

Net cash provided (applied) during the period	1,658,058	(903,343)
Cash - beginning of period	219,738	1,183,885
Cash - end of period	1,877,796	280,542

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	Form 10-QSB

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

In order to reverse this trend, the Company has taken initiatives to optimize operating expenses and to generate new OEM system and Aftermarket orders. As the result of marketing and sales plans instituted in fiscal 2004, the Company received new OEM systems orders valued in excess of $12 million in the fourth quarter of fiscal 2004 and the first three quarters of fiscal 2005, with positive revenue impact commencing late in the fourth quarter of fiscal 2004 and expected to continue into all quarters of fiscal 2005 and the first two quarters of fiscal 2006. Additionally, the Company is also pursuing a line of credit on the basis of current and future projects. TurboSonic currently has no debt. The Company has not yet addressed the prospects of shareholder loans or equity financing. Based upon reported revenue and confirmed orders at March 31, 2005, its current cash position, and an anticipated stream of Aftermarket orders, subject to its profitable execution of projects and successful management of costs, the Company expects to have sufficient operating cash for fiscal 2005.

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

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending June 30, 2005. These consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2004.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	March 31, 2005	March 31, 2004	March 31, 2005	March 31, 2004
	$	$	$	$

Net income (loss)	22,685	(241,549)	(323,527)	(857,771)
Stock-based compensation expense
under APB No. 25	510	1,573	1,792	5,048
Stock-based compensation expense
under SFAS No. 123	(510)	(6,456)	(2,652)	(52,968)
Pro forma income (loss)	22,685	(246,432)	(324,387)	(905,691)

Pro forma income (loss) per share:
Basic	0.00	(0.02)	(0.03)	(0.09)
Diluted	0.00	(0.02)	(0.03)	(0.09)

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	Form 10-QSB

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

As part of the normal sale of OEM systems, the Company has provided its customers with product warranties. The warranties generally extend for twelve months from the date of start-up or eighteen months after shipment to the customer. The following summarizes the accrual of product warranties that is recorded as part of other accrued charges in the accompanying consolidated balance sheets:

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	March 31, 2005	March 31, 2004	March 31, 2005	March 31, 2004
	$	$	$	$

Opening balance	69,165	62,180	60,442	68,623
Payments made during the period	(114)	(26,572)	(4,856)	(39,689)
Warranty provision made during the period	(436)	33,047	13,029	39,721
Transfers made during the period	(18,986)	0	(18,986)	0
Closing balance	49,629	68,655	49,629	68,655

The transfer noted above was a re-allocation to the reserve for doubtful accounts.

NOTE 5: COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

	March 31, 2005	June 30, 2004
	$	$

Costs incurred on uncompleted contracts	6,953,273	2,548,297
Estimated earnings	739,248	359,735
	7,692,521	2,908,032
Billings to date	(8,933,400)	(3,210,107)
	(1,240,879)	(302,075)
Included in accompanying balance sheets under the following captions:
Deferred contract costs and unbilled revenues	144,932	38,233
Estimated earnings	(1,385,811)	(340,308)
	(1,240,879)	(302,075)

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

At March 31, 2005, 100,000 warrants were outstanding. These 100,000 expired on April 1, 2005. The warrants had a $1.00 exercise price. There was no exercise prior to expiry of the 100,000 warrants on April 1, 2005.

NOTE 7: GOODWILL

The Company had adopted SFAS No. 142 effective July 1, 2001, under which goodwill is no longer amortized but is subject to an annual impairment review (or more frequently if deemed appropriate). The Company completed the goodwill impairment test as at April 1, 2004 for the Aftermarket business segment, as required by SFAS No. 142. The Company has concluded that there has not been an impairment of goodwill associated with the Aftermarket segment for the year ended June 30, 2004. The next impairment test will be conducted April 1, 2005.

NOTE 8: SHARE CAPITAL

During fiscal 2004 and the first three quarters of fiscal 2005, there were no stock options exercised by employees, directors or advisers.

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

NOTE 9: EARNINGS PER SHARE

Basic earnings per share is calculated based on the weighted average shares of common stock outstanding during the period. Diluted earnings per share is calculated based on the weighted average shares of common stock outstanding, plus the dilutive effect of stock options and warrants outstanding, calculated using the treasury stock method. For the nine month period ended March 31, 2005, all warrants and stock options have been excluded from the denominator for the EPS calculation, as these instruments would be anti-dilutive.

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

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	March 31, 2005	March 31, 2004	March 31, 2005	March 31, 2004
	$	$	$	$

Income (loss) before provision for

income taxes:
OEM systems	(37,870)	(326,847)	(497,947)	(990,369)
Aftermarket	41,268	66,747	155,633	115,667
Total	3,398	(260,100)	(342,314)	(874,702)

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward-looking statements in this Report, including without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that such forward-looking statements involve risks and uncertainties, such as the Company's dependence on environmental regulation and the concentration of its revenues among a small group of customers, which could cause actual results to differ materially from those expressed therein. In evaluating these statements, you should specifically consider the risks discussed in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2004 and other reports or documents that it has filed from time to time with the SEC.

The air pollution control industry has come through a very difficult period with most companies, including this Company, experiencing unprofitable operations for several years; however, the Company appears to be entering a period of significant market opportunity. The new EPA Maximum Achievable Control Technologies ("MACT") regulations that have recently been signed into law in the U.S. require compliance within three years. The Company believes it is well positioned with superior products that are designed for applications in industries now required to up-grade their air pollution controls. The Company has received new OEM systems order placements in the aggregate of $12 million commencing in the fourth quarter of fiscal 2004 and the first three quarters of fiscal 2005, with positive revenue impact experienced in the same quarters and expected for the remaining quarter of fiscal 2005 and the first two quarters of fiscal 2006.

Three Months ended March 31, 2005 Compared with Three Months ended March 31, 2004

OEM systems revenue increased by $2,787,306 (533.8%) to $3,309,462 for the three-month period ended March 31, 2005 from $522,156 for the same period in fiscal 2004. The increase is the result of increased sales in the period, and in particular, those of Wet Electrostatic Precipitator ("WESP") systems and components, for the reasons discussed above.

Aftermarket revenue increased by $132,593 (20.8%) to $771,140 for the three month period ended March 31, 2005 from $638,547 for the same period one year earlier. The increased revenue is the result of increased shipments of evaporative gas cooling components in the third quarter of fiscal 2005.

OEM systems costs increased by $2,491,225 (483.8%) to $3,006,196 for the three months ended March 31, 2005 from $514,971 for the same period in fiscal 2004. The higher costs are due to the increased volume of OEM systems work, as discussed above, together with provision for contract-specific rework costs due to performance issues on a venturi scrubber order and a WESP component order and increased projected costs on a WESP order.

Aftermarket costs increased by $156,268 (43.7%) to $514,143 for the three month period ended March 31, 2005 from $357,875 for the same period one year earlier. The higher costs recorded were due to the increased revenue volume discussed above.

The OEM gross profit increased to 9.2% for the three month period ended March 31, 2005 from 1.4% for the same period in fiscal 2004, due to the level of over absorbed engineering costs in the current three month period compared to the level of under absorbed engineering costs in the corresponding three months of fiscal 2004 partially offset by the provision in the current quarter for contract-specific rework costs relating to performance issues and increased projected costs on a WESP order.

The Aftermarket gross profit decreased to 33.3% for the three-month period ended March 31, 2005 from 44.0% for the same period in fiscal

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	Form 10-QSB

2004. The decreased gross profit for the three month period ended March 31, 2005 compared to the same period one year earlier was the result of a favourable variance in the previous fiscal period on close-out of a scrubber upgrade not duplicated in the current fiscal period.

Selling, general and administrative expenses increased $7,652 (1.4%) to $538,349 for the three month period ended March 31, 2005 from $530,697 for the same period in fiscal 2004. The variance was the result of increases in sales expenses including travel expense. As a percentage of total revenue, selling, general and administrative expenses were 13.2% for the quarter ended March 31, 2005 and 45.7% for the same period a year earlier. Also included in total expenses was $510 of stock-based compensation expense for the three-month period ended March 31, 2005, and $1,573 for the same period in fiscal 2004.

For the quarter ended March 31, 2005, income before tax was $3,398 compared to the loss before taxes of $260,100 for the same period in fiscal 2004, an increase of $264,398. Income tax recovery of $19,287 was recorded in the three month period ended March 31, 2005 compared to $18,551 in the same period one year ago.

An "other comprehensive loss" of $12,120 was recorded for the three months ended March 31, 2005, as compared to an "other comprehensive loss" of $19,429 for the same period in fiscal 2004. The change in "other comprehensive income" between the comparative quarters was the result of the fluctuation in the value of the Canadian dollar relative to the US dollar in the two fiscal periods, and the resulting changes in the Company's balance sheet relative to Canadian dollar-denominated accounts.

Nine Months ended March 31, 2005 Compared with Nine Months ended March 31, 2004

OEM systems revenue increased by $4,171,060 (347.4%) to $5,371,863 for the nine-month period ended March 31, 2005 from $1,200,803 for the same period in fiscal 2004. The increase is the result of increased sales in the period, and in particular, those of WESP system and components and venturi scrubbers, for the reasons discussed above.

Aftermarket revenue increased by $546,311 (29.8%) to $2,382,730 for the nine month period ended March 31, 2005 from $1,836,419 for the same period one year earlier. The increased revenue is the result of increased shipments of evaporative gas cooling components in the first three quarters of fiscal 2005.

OEM systems costs increased by $3,696,661 (313.0%) to $4,877,726 for the nine months ended March 31, 2005 from $1,181,065 for the same period in fiscal 2004. The higher costs are due to the increased volume of OEM systems work, as discussed above, together with provision for contract-specific rework costs due to performance issues on a venturi scrubber order and a WESP component order and projected increased costs on a WESP order.

Aftermarket costs increased by $496,434 (46.3%) to $1,569,462 for the nine month period ended March 31, 2005 from $1,073,028 for the same period one year earlier. The higher costs recorded were due to the increased revenue volume discussed above.

OEM systems gross profit increased to 9.2% for the nine month period ended March 31, 2005 from 1.6% for the same period in fiscal 2004, due to the level of over absorbed engineering costs in the current nine month period compared to the level of under absorbed engineering costs in the first nine months of fiscal 2004, partially offset by the provision for contract-specific rework costs due to performance issues, increased projected costs on a WESP order and foreign exchange losses

The Aftermarket gross profit decreased to 34.1% for the nine month period ended March 31, 2005 from 41.6% for the same period in fiscal 2004. The increased ratio of costs to revenue for the nine month period ended March 31, 2005 compared to the same period one year earlier was the result of a favourable variance in the previous fiscal period on close-out of a scrubber upgrade not duplicated in the current fiscal period.

Selling, general and administrative expenses decreased $24,646 (1.5%) to $1,590,685 for the nine month period ended March 31, 2005 from $1,615,331 for the same period in fiscal 2004. The variance was the result of decreases in sales expenses including travel expense. As a percentage of total revenue, selling, general and administrative expenses were 20.5% for the nine month period ended March 31, 2005 and 53.2% for the same period a year earlier. Also included in total expenses was $1,792 of stock-based compensation expense for the nine month period ended March 31, 2005, and $5,048 for the same period in fiscal 2004.

The loss before tax decreased $532,388 to $342,314 from the loss before taxes of $874,702 for the same period in fiscal 2004. Income tax recovery of $18,787 was recorded in the nine month period ended March 31, 2005 compared to an income tax recovery of $16,931 in the same period one year ago.

An "other comprehensive income" of $139,396 was recorded for the nine months ended March 31, 2005, as compared to "other comprehensive income" of $29,881 for the same period in fiscal 2004. The change in "other comprehensive income" between the comparative quarters was the result of the fluctuation in the value of the Canadian dollar relative to the US dollar in the two fiscal periods, and the resulting changes in the Company's balance sheet relative to Canadian dollar-denominated accounts.

Liquidity and Capital Resources

The Company had net cash provided by operating activities of $1,517,033 for the nine month period ended March 31, 2005 as compared to net cash applied to operating activities of $859,590 for the same period in fiscal 2004. The net cash provided for the nine month period ended March 31, 2005 is primarily the result of the operating loss more than offset by increased unearned revenue and contract advances, together with accounts payable and accrued charges. The net cash applied in the prior nine month period was the result of the operating loss plus increased current assets. The operating loss in the latter period was the result of a reduced level of OEM system orders as discussed above.

At March 31, 2005, the Company had working capital of $313,417, as compared to working capital as at June 30, 2004 of $460,577, a decrease of $147,160. The Company's current ratio (current assets divided by current liabilities) was 1.09 and 1.37 as at March 31, 2005 and June 30, 2004, respectively. TurboSonic has no debt.

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	Form 10-QSB

The Company's contracts typically provide for progress payments based upon the achievement of performance milestones or the passage of time. The Company's contracts often provide for the Company's customers to retain a portion of the contract price until the achievement of performance guarantees has been demonstrated. The Company endeavours to have its progress billings exceed its costs and estimated earnings on uncompleted contracts; however, it is possible that, at any point in time, costs and estimated earnings can exceed progress billings on uncompleted contracts, which would negatively impact cash flow and working capital. At March 31, 2005, "Billings in excess of costs and estimated earnings on uncompleted contracts" exceeded "Deferred contract costs and unbilled revenue" by $1,257,413, thereby favourably impacting cash flow. At June 30, 2004, "Billings in excess of costs and estimated earnings on uncompleted contracts" also exceeded "Deferred contract costs and unbilled revenue" by $302,075. The variances are the result of favourable terms of payment with the Company's current contracts in progress.

The Company's backlog at March 31, 2005 was approximately $8.7 million, of which the Company believes 37% will be shipped prior to the end of the current fiscal year.

Based upon reported revenue and confirmed orders at March 31, 2005, its current cash position, initiatives to optimize operating expenses, and an anticipated stream of Aftermarket orders, subject to profitable execution of projects and successful management of costs, the Company expects to have enough cash to fund its operations over the next twelve-month period. At March 31, 2005 the cash balance was $1,877,796, which is an increase of $1,658,058 compared to June 30, 2004. As indicated earlier, the Company has received new OEM systems orders in the fourth quarter of fiscal 2004 and the first three quarters of fiscal 2005, with positive revenue impact realized in the fourth quarter of fiscal 2004 and expected to continue into all quarters of fiscal 2005 and the first two quarters of fiscal 2006. The Company is also pursuing a line of credit on the basis of current and future projects. The Company has not yet addressed the prospects of shareholder loans or equity financing.

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

ITEM 3: CONTROLS AND PROCEDURES

Management of the Company carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of March 31, 2005. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by it in reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission

There has not been any change in the Company's internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	Form 10-QSB

PART II: OTHER INFORMATION
ITEM 1: Not applicable.
ITEM 2: Not applicable
ITEM 3: Not applicable
ITEM 4: Not applicable
ITEM 5: Not applicable
ITEM 6: Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certifications
Exhibit 32.1	Section 1350 Certifications

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 13, 2005

TURBOSONIC TECHNOLOGIES, INC.

By: /s/ Patrick J. Forde
Patrick J. Forde, President,
Secretary and Treasurer
(Chief Financial Officer)