Form 10KSB
period 2005-06-30
TURBOSONIC TECHNOLOGIES INC
filed 2005-09-27
CIK 900393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2005

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
Common Stock
(Title of Class)

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes          No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Indicate by check mark whether the Issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes          No

Issuer's revenues for its most recent fiscal year: $11,095,577

Aggregate market value of the Issuer's common stock held by non-affiliates of the Issuer as of September 9, 2005: $5,637,537

The number of shares outstanding of the Issuer's common stock as of September 9, 2005: 13,208,996

Transitional Small Business Disclosure Format (check one): Yes          No

PART I

ITEM 1: DESCRIPTION OF BUSINESS

a)        Business Development

TurboSonic Technologies, Inc., (the "Company"), directly and through subsidiaries, designs and markets integrated air pollution control and industrial gas cooling/conditioning systems including liquid atomization technology and dust suppression systems to ameliorate or abate industrial environmental problems.

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

b)        Business of Company

Introduction

The Company's proprietary technology is designed to control a wide variety of air pollution control problems for industries including pulp and paper, wood products, metallurgical (non-ferrous and iron and steel), chemical and mineral processing (including cement), biomass dryers, industrial/medical and municipal solid waste (MSW) incineration, and power generation. The Company believes its products, which are designed to meet the strictest emission regulations for gaseous and particulate emissions, afford economic and technical advantages over conventional air pollution equipment.

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

The following table reflects the approximate percentages of the Company's revenue derived from its principal customer categories during the fiscal years indicated:

	Year Ended
	June 30
	2005	2004
Industrial/Medical Waste Incineration	6%	8%
Solid Waste Incineration, including MSW	7%	20%
Chemical and Mineral Processing	6%	18%
Metallurgical Processing	16%	25%
Pulp and Paper	3%	22%
Wood Products	55%	2%
Biomass Dryers	-	2%
Other	7%	3%
	100%	100%

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

Form 10-KSB	TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES

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

The following table reflects the approximate percentages of the Company's revenue derived from its principal products and systems during the fiscal years indicated below:

	Year Ended
	June 30
	2005	2004
Evaporative Gas Cooling and Conditioning Systems	20%	39%
Wet Electrostatic Precipitator Systems (WESPs)	43%	13%
Wet Scrubber Systems	20%	23%
Semi-dry Scrubber Systems	9%	11%
Dust Suppression	2%	5%
Other Nozzle Systems	6%	9%
	100%	100%

The Company's products are utilized in many industries including pulp and paper, wood products, chemical and mineral processing (including cement), metallurgical (non-ferrous and iron and steel), biomass dryers, industrial and medical incineration, municipal solid waste (MSW) incineration, and power generation. The principal products and systems offered by the Company are described below:

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

SonicKleen™ WESP systems have been sold for use in waste incinerators, a ceramic refractory, biomass dryers, OSB (oriented-strand board) facilities and industrial power boilers. The Company's WESP technology is used in industries such as wood products, waste incineration, metallurgical and chemical processing, and power generation industries.

TurboSOx SO2 Recovery Systems

Developed in conjunction with The Dow Chemical Company, the TurboSOx SO2 Recovery System is a process that recovers pure Sulfur Dioxide (SO2) (a major contributor to "acid rain") as a usable by-product, thereby providing a return on investment from its reuse or sale. The patented process uses the TurboSOx Amine, a proprietary solvent developed and exclusively supplied to the Company by The Dow Chemical Company. TurboSOx provides a 25% saving over the capital costs of traditional mineral-based Flue Gas Desulfurization (FGD) systems. SO2 removal efficiencies of greater than 99% have been achieved in pilot tests at commercial plants of prospective customers, thereby demonstrating regulatory compliance capability.

Any company with a gaseous source of SO2 is a potential customer for the TurboSOx technology. The Company is currently working with several companies who have expressed an interest in the TurboSOx SO2 Recovery System, although no sales of such systems have been made as of September 1, 2005.

Form 10-KSB	TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES

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

Form 10-KSB	TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES

Marketing and Sales

The Company's marketing efforts are technical in nature and currently involve its senior management and technical professionals, supported by independent sales representatives. The Company's contractual arrangements with its 15 current independent sales representatives accord each a defined territory within which to sell some or all of the Company's products and systems, provide for the payment of agreed-upon sales commissions and are terminable at will by either the Company or the representative upon relatively short prior notice. None of such representatives have authority to execute contracts on the Company's behalf. A significant portion of the Company's sales are made through the recommendation of engineering firms, which play a significant role in the specification and implementation of air pollution control solutions and in customers' selection of the vendors of air pollution control systems.

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

The Company seeks to obtain repeat business from its customers, although it does not depend upon any single customer to maintain its level of activity from year to year; however, one or more different customers may be expected to account for greater than 10% of the Company's net revenues in any consecutive twelve month period. Three customers accounted for 37%, 7% and 6% respectively, of the Company's net revenues during the fiscal year ended June 30, 2005. During the fiscal year ended June 30, 2004, three customers accounted for 9%, 8% and 7% respectively, of the Company's net revenues.

Backlog

At June 30, 2005, the amount of the Company's contract backlog was approximately $10,200,000 compared to $5,325,000 at June 30, 2004. Backlog represents work for which the Company has entered into a signed agreement or has received an order to proceed. Completion of 80% of the Company's backlog is anticipated to occur prior to June 30, 2006.

Product Development

The Company has an ongoing program for the development and commercialization of new industrial processing and air pollution control products, systems and technologies, and the enhancement of existing products and systems. Expenditures for research and development activities, net of customer and government support, were $39,049 and $64,803 for the fiscal years ended June 30, 2005 and 2004, respectively.

Proprietary Protection

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

Form 10-KSB	TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES

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

The Company currently maintains different types of insurance, including directors and officers liability, general liability, property coverage, professional and product liability insurance with respect to the engineering and products it sells to its customers. A successful claim or claims in an amount in excess of the Company's insurance coverage or for which there is no coverage could have a material adverse effect on the Company.

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

Virtually all contracts for the Company's products and systems are obtained through competitive bidding. Although price is an important factor and may in some cases be the governing factor, it is not always determinative, and contracts may be awarded on the basis of the efficiency or reliability of products and the engineering and technical expertise of the bidder.

Employees

As of June 30, 2005, the Company employed 33 full time persons, including 9 engineers, 9 salespersons, and 8 technical support persons. None of the Company's employees are represented by a labor union. The Company believes that its relationship with its employees is satisfactory.

Financial Information about Foreign and Domestic Operations and Export Sales

U.S. and Canadian customers collectively accounted for approximately 82% and 71% of the Company's sales during the fiscal years ended June 30, 2005 and 2004. Revenue derived from export sales is transacted in U.S. dollars and Euros.

Form 10-KSB	TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES

The following table reflects the approximate percentages of the Company's revenue derived from United States, Canadian and foreign sales during the fiscal years indicated below:

	Year Ended
	June 30
	2005	2004
United States	39%	47%
Canada	43%	24%
South and Central America	8%	6%
Europe	3%	11%
Far East	4%	11%
Other	3%	1%
	100%	100%

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

  Revenue Concentration. Sales to three customers accounted for 50% of the Company's net revenues in the fiscal year ended June 30, 2005. Three different customers accounted for 24% of the Company's net revenues in the prior fiscal year. The Company's inability to retain or replace these customers could materially and adversely affect future revenue and profitability.

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

  Export Sales. Approximately 18% and 29%, respectively, of the Company's revenues during the fiscal years ended June 30, 2005 and 2004 were derived from sales made outside of the United States and Canada. Foreign sales are subject to certain inherent risks, including unexpected changes in regulatory and other legal requirements, tariffs and other trade barriers, greater difficulty in collection of accounts receivable and potentially adverse tax consequences. There can be no assurance that these factors will not have an adverse impact on the Company's future foreign sales and, consequently, on the Company's operating results.

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

Form 10-KSB	TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES

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

The Company leases 640 square feet for a sales office in Parsippany, New Jersey at an annual rental of approximately $14,000. The lease expires on August 31, 2007.

ITEM 3: LEGAL PROCEEDINGS

Not applicable.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted for a vote to the Company's security holders during the fourth quarter of the Company's fiscal year ended June 30, 2005.

Form 10-KSB	TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES

PART II

ITEM 5: MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

The Company's Common Stock is quoted on the OTC Bulletin Board under the symbol "TSTA".

The following table sets forth the range of the bid quotations for the Company's Common Stock for the periods shown, as furnished by The Nasdaq Stock Market.

	Common Stock (1)
	High	Low
Fiscal Year Ended June 30, 2005:
First Quarter	$0.352	$0.176
Second Quarter	$0.392	$0.280
Third Quarter	$0.600	$0.304
Fourth Quarter	$0.656	$0.344
Fiscal Year Ended June 30, 2004:
First Quarter	$0.408	$0.200
Second Quarter	$0.456	$0.240
Third Quarter	$0.440	$0.216
Fourth Quarter	$0.320	$0.168

______

(1) The above quotations represent prices between dealers and do not include retail mark up, markdown or commissions. They do not necessarily represent actual transactions. The prices reflect a 5-for-4 stock split, effected on July 22, 2005.

As of June 30, 2005, there were 441 holders of record and approximately 1,600 beneficial holders of the Common Stock. This number of beneficial holders represents the number of actual holders of the Company's Common Stock, including an estimate of the beneficial owners of shares held in "nominee" or "street" name. The Company does not know the actual number of beneficial owners.

The Company does not anticipate paying any cash dividends in the foreseeable future, as it is the current policy of the Company's Board of Directors to retain any earnings to finance the Company's future operations and expand its business.

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

General

TurboSonic Technologies, Inc., (the "Company"), directly and through subsidiaries, designs and markets integrated air pollution control and industrial gas cooling/conditioning systems including liquid atomization technology and dust suppression systems to ameliorate or abate industrial environmental problems.

The Company's proprietary technology is designed to control a wide variety of air pollution control problems for industries including pulp and paper, wood products, metallurgical (non-ferrous and iron and steel), chemical and mineral processing (including cement), grain processing, hazardous and municipal solid waste (MSW) incineration, and power generation. The Company believes its products, which are designed to meet the strictest emission regulations for gaseous and particulate emissions, afford economic and technical advantages over conventional air pollution equipment.

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

Form 10-KSB	TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES

Prior to fiscal 2004, the Company had two reportable business segments - nozzle systems and scrubber systems. During fiscal 2004, the Company realigned its business activities on the basis of long-term contracts and components/replacement parts. Internal reporting to support decision-making regarding the allocation of resources and evaluation of activities was realigned to be consistent with the alignment of the business. As such the Company has commenced reporting to shareholders on the two business segments into which management now classifies the business - Original Equipment ("OEM") systems and Aftermarket . The previous scrubber systems segment is closely aligned with the OEM systems segment and the previous nozzle system segment is closely aligned with the Aftermarket segment. The comparative segment information has been reclassified to be consistent with this presentation.

Forward-looking statements in this report, including without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that such forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed therein. In evaluating these statements, you should specifically consider the risks discussed in this Form 10-KSB for the year ended June 30, 2005 and other reports or documents that we have filed from time to time with the SEC.

Critical Accounting Policies and Estimates

Discussion of the Company's financial conditions and results of operation is an analysis of the Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), consistently applied. The preparation of these Consolidated Financial Statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to construction-type contracts, intangible assets, bad debts, inventories, warranty obligations, income taxes, and contingencies and litigation. We base our estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

The Company believes the following critical accounting policies affect the more significant judgements and estimates used in the preparation of our Consolidated Financial Statements:

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

The percentage-of-completion is determined by best available engineering estimates by Company project managers. Engineering progress is measured upon completion progress relative to the overall project design. Material progress is determined by the degree of completeness or progress of the components individually and as a whole of the project. When included in the scope of the work, installation work completeness is based upon work completed relative to the overall scope. Monthly revenue recognition reflects the degree of completeness based upon review of project drawings, project schedule, progress of actual fabrication and installation, and further validated by visual observation by the project manager, quality inspectors, and the construction advisor, if applicable. When the current estimated costs to complete indicate a loss, such losses are recognized immediately for accounting purposes.

If the conditions of work to be performed change, or the estimated costs are not accurately projected, the gross profit from construction-type contracts may vary significantly in future periods.

Goodwill

SFAS No. 142 was adopted effective July 1, 2001, under which goodwill is no longer amortized but is subject to an annual impairment review (or more frequently if deemed appropriate). The Company previously completed the transitional impairment test to identify any impairment to the goodwill of the nozzle and scrubber systems business segments at July 1, 2001 and the annual tests at April 1, 2002 and 2003 using a fair value methodology, in accordance with SFAS No. 142. Due to deferred demand in the capital goods markets relative to the status of environmental regulatory changes, the scrubber systems business segment had experienced depressed revenue levels and losses from operations. These conditions have created uncertainty regarding the forecasted future cash flows required to support the goodwill associated with the scrubber business segment under the rules of SFAS No. 142. The Company concluded that there was impairment relative to the scrubber systems business segment at April 1, 2003, and accordingly determined that $398,897 of goodwill associated with this business segment should be written off in the year ended June 30, 2003.

The goodwill impairment test was completed at April 1, 2005 for the Aftermarket business segment, as required by SFAS No. 142. The conclusion reached was that there has not been an impairment of goodwill associated with the Aftermarket segment for the year ended June 30, 2005.

Form 10-KSB	TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES

The Company assesses the impairment of goodwill by reporting unit whenever events or changes in circumstances indicate that the carrying value may not be recoverable, in whole or part. Some factors we consider to be important and which could trigger an impairment review between annual tests include the following:

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

Results of Operation

TurboSonic's business is primarily driven by government regulations and related compliance timeframes. The Company's focus has been to offer solutions relative to such regulations and current growth in revenue can, in part, be attributed to TurboSonic's efforts over the past five years in sales & marketing, product development, and participation in international alliances.

The Company has placed an emphasis on product development, to reduce product costs and offer competitive solutions in anticipation of growth in opportunities. To accommodate this emphasis, TurboSonic has hired additional staff to support its project management, customer service and product development efforts. While these investments impacted present earnings, the effectiveness of management's planning is evidenced by increasing revenues and margins, as well as increased visibility in the marketplace and a growing international presence, all resulting in improved returns to the shareholders. These improvements have made a significant improvement in year on year results, with a record backlog entering the 2006 fiscal year.

During fiscal 2005, the OEM systems business segment experienced significant bookings, in particular in the wood products industry, while the order levels for the Aftermarket business segment have continued relatively constant. Although there can be no assurances that this trend of increased OEM system orders will continue, these new OEM systems order placements are expected to have a positive revenue impact in all quarters of fiscal 2006.

Twelve Months Ended June 30, 2005 Compared with Twelve Months Ended June 30, 2004

OEM systems revenue increased by $5,612,577 (266%) to $7,720,195 for the twelve-month period ended June 30, 2005 from $2,107,618 for the same period in fiscal 2004. The increase is primarily the result of a increase in large system sales in the period for the reasons discussed above, and in particular, those of Wet Electrostatic Precipitators ("WESP") and wet scrubbers.

Aftermarket revenue increased by $760,443 (29%) to $3,375,382 for the twelve months ended June 30, 2005 from $2,614,939 for the same period one year earlier. Increased revenue for evaporative cooling components in fiscal 2005, primarily by customers in the mineral processing industry, has primarily resulted in this positive increment.

Cost of OEM systems increased by $5,186,677 (296%) to $6,937,617 for the twelve-month period ended June 30, 2005 from $1,750,940 for the same period in fiscal 2004. The higher costs are the result of the increased volume of OEM systems work, as discussed above. As a percentage of OEM systems revenue, the cost of OEM systems was 90% for the twelve-month period ended June 30, 2005 and 83% for the same period in fiscal 2004. The higher percentage to revenue for the OEM systems is the result of higher than anticipated costs on certain projects during the current year than in fiscal 2004.

Aftermarket costs increased by $661,553 (43%) to $2,184,763 for the twelve-month period ended June 30, 2005 from $1,523,210 for the same period one year earlier. The increased costs are the result of the increased sales volume discussed above. As a percentage of aftermarket revenue, the aftermarket costs were 65% versus 58% for the same period in fiscal 2004. The increased ratio of aftermarket costs to revenue was the result of increased component revenue in fiscal 2005, which typically has a higher ratio than replacement parts.

Selling, general and administrative expenses decreased $17,551 (1%) to $2,186,593 for the twelve-month period ended June 30, 2005 from $2,202,144 for the same period in fiscal 2004. Decreased selling, general and administrative expenses resulted from reduced sales travel expense. As a percentage of total revenue, selling, general and administrative expenses were 20% for the fiscal period ended June 30, 2005 and 47% for the same period a year earlier. This decrease in percent to revenue is the direct result of the increased volume of revenue for the current period. Also included in total expenses in the current year were stock-based compensation expense ($2,268 vs. $6,619 in fiscal 2004)[see note 13 to the Consolidated Financial Statements].

Loss before tax in fiscal 2005 decreased $571,825 to a loss before taxes of $245,898, from a loss before taxes of $817,723 for the same period in fiscal 2004. Income tax recovery for fiscal 2005 decreased $17,414, to a recovery of $18,702 from a recovery in 2004 of $36,116. The tax recovery relates to carry-back of the 2004 tax loss to 2001. The future benefit of US tax losses has not been recorded in the financial statements, as discussed in note 14 to the Consolidated Financial Statements. An "other comprehensive income" of $131,951 was recorded for the twelve-months ended June 30, 2005, as compared to "other comprehensive income" of $17,862 for the same period in fiscal 2004. The "other comprehensive income" in the current period was the result of the increase in the value of the Canadian dollar compared to the US dollar from June 30, 2004 to June 30, 2005, and the resulting changes in our balance sheet relative to Canadian dollar-denominated accounts.

Form 10-KSB	TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES

Liquidity and Capital Resources

On an overall basis, the Company had net cash provided of $1,058,679 for fiscal 2005 as compared to net cash applied of $964,147 during the same period in 2004. The fiscal 2005 net cash provided figure included cash provided by operating activities of $992,470. This increase in overall cash flow is the result of the reduced operating loss, the decrease in accounts receivable, increases in accounts payable and unearned revenue and contract advances, partially offset by increased deferred contract costs and unbilled revenue.

At June 30, 2005, the Company had positive working capital of $370,644 as compared to positive working capital of $460,577 at June 30, 2004, a decrease of $89,933. The Company's current ratio (current assets divided by current liabilities) was 1.13 and 1.37 at June 30, 2005 and June 30, 2004, respectively.

The Company's contracts typically provide for progress payments based upon the achievement of performance milestones or the passage of time. The Company's contracts often provide for the Company's customers to retain a portion of the contract price until the achievement of performance guarantees has been demonstrated. The Company attempts to have its progress billings exceed its costs and estimated earnings on uncompleted contracts; however, it is possible, at any point in time, that costs and estimated earnings can exceed progress billings on uncompleted contracts, which would negatively impact cash flow and working capital. At June 30, 2005 and June 30, 2004, "Unearned revenue and contract advances" exceeded "Deferred contract costs and unbilled revenue" with the result that cash flow was positively affected by $673,138 and $302,075, respectively.

The Company's backlog as at June 30, 2005 was approximately $10,200,000, 80% of which is expected to be shipped during the 2006 fiscal year, compared to the June 30, 2004 backlog of $5,325,000.

At June 30, 2005, the cash balance was $1,278,417, which is a decrease of $599,379 compared to March 31, 2005, and an increase of $1,058,679 compared to June 30, 2004. The Company has received new OEM systems orders valued at over $11.8 million in fiscal 2005, with positive revenue impact expected for fiscal 2006 of $7.5 million and $2.1 million for fiscal 2007. TurboSonic has no outside debt. The Company has not addressed the prospects of shareholder loans or equity financing. Based upon the current cash position, initiatives to lower operating expenses, expected revenue for fiscal 2006 of at least $8.2 million based upon orders in-house at June 30, 2005, anticipated new OEM orders and a steady stream of Aftermarket orders, the Company believes that projected cash generated from operations will be sufficient to meet its cash needs through the end of the fiscal year ended June 30, 2006.

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

ITEM 7: FINANCIAL STATEMENTS

Reference is made to pages F-1 through F-20 comprising a portion of this Annual Report on Form 10-KSB.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A: CONTROLS AND PROCEDURES

Management of the Company carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of June 30, 2005. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by it in reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in the Company's internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 8B: OTHER INFORMATION

On September 21, 2005, TurboSonic Technologies, Inc (the "Company") issued a press release announcing its financial results for the year ended June 30, 2005. A copy of the press release is being furnished as Exhibit 99.1 to this report and incorporated herein by reference.

Form 10-KSB	TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES

PART III

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The Company's executive officers and directors are as follows:

Name	Age	Positions and Offices

Edward F. Spink	51	Chairman of the Board and CEO
Patrick J. Forde	72	President, Secretary/Treasurer and Director
Richard H. Hurd	68	Director
Dr. Donald R. Spink, Sr.	82	Director
Jonathan R. Lagarenne	45	Director
Julien Hradecky	47	Director
Egbert Q. van Everdingen	44	Executive VP
Robert A. Allan	63	VP Engineering
Ronald A. Berube	58	VP Marketing & Sales - Gas Conditioning and Nozzle Systems
David J. Hobson	57	VP Finance and Administration

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

Dr. Donald R. Spink, Sr. had served as Chairman of the Company since the consolidation date until June 15, 1999. He remains as a director and has agreed to provide the Company with technical advice. Prior thereto and from 1976 he was President and Chairman of Turbotak.

Jonathan R. Lagarenne was elected to the Board of Directors on July 30, 2001. He is presently engaged in providing executive consulting services focused on the areas of claims management and risk management. Prior to launching his consulting practice in July 2003, Mr. Lagarenne served as Chief Executive Officer of Hamon Corporation from May 2000, and as its Chief Operating Officer and General Counsel from July 1998.

Julien J. Hradecky was elected to the Board of Directors on December 9, 2004. A Professional Engineer, he has served since 1991 as Chief Executive Officer of R&J Engineering Corporation, a world leader in the manufacture of pharmaceutical hard gelatin capsule production machinery and related equipment. Since 1994 Mr. Hradecky has served as Secretary and as a Director of Meikle Automation Inc., a major manufacturer of industrial automation systems. He is also the President of Epicenter Inc., a private investment company with a broad range of holdings.

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

Edward Spink is the son of Dr. Donald Spink, Sr.

Form 10-KSB	TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES

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

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no such forms were required for those persons, the Company believes that during the fiscal year ended June 30, 2005, all filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

The Company's audit committee consists of two directors, Richard H. Hurd and Jonathan R. Lagarenne. The Board of Directors has determined that each member of the Audit Committee meets the Nasdaq Marketplace Rule definition of "independent" for audit committee purposes. The Board of Directors has also determined that Richard Hurd meets the SEC definition of an "audit committee financial expert."

The Company's Audit Committee has adopted a Code of Ethics applicable to all of the Company's employees, including its Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer, as well as the members of the Company's board of directors. The Code of Ethics was filed as Exhibit 14 to the Form 10-KSB for the year ended June 30, 2004.

ITEM 10: EXECUTIVE COMPENSATION

Summary Compensation

Set forth below is the aggregate compensation for services rendered in all capacities to the Company during its fiscal years ended June 30, 2005, 2004 and 2003 by its chief executive officer and by executive officers receiving annual compensation exceeding $100,000 during its fiscal year ended June 30, 2005 (collectively the "Named Officers").

			Annual Compensation		Long-term Compensation Awards
Name and	Year Ended	Salary	Bonus	Other Annual	Shares Underlying Number of
Principal Position	June 30			Compensation	Options and Warrants

Edward F. Spink, CEO	2005	$139,994 (1)	-- (1)	$ -- (2)	--
	2004	$130,275 (1)	-- (1)	$ 375 (2)(3)	12,500
	2003	$115,000 (1)	-- (1)	$ 13,603 (2)(3)	12,500

Egbert Q. van Everdingen,
Executive Vice President	2005	$119,995 (4)	-- (4)	$ 50 (5)	--
	2004	$111,664 (4)	-- (4)	$ 18,703 (5)	--
	2003	$ 29,784	--	$ 40,737 (5)	--

Ronald A. Berube, VP -
Nozzles Sales & Marketing	2005	$ 35,999	--	$ 82,103 (6)	--
	2004	$ 33,499	--	$ 66,693 (6)	--
	2003	$ 29,784	--	$ 57,055 (6)	--

_______

(1) Effective July 1, 2002, Mr. Spink's compensation was revised to CAD 175,000 (USD 139,994 in 2005, USD 130,275 in 2004, USD 115,000 in 2003) of salary, together with a $20,000 bonus to be based upon meeting the earnings before tax target in the Company's business plan. For the fiscal years ended June 30, 2003, 2004 and 2005, Mr. Spink was not entitled to any bonus payment due to the performance of the Company over that period.

(2) Effective July 1, 1999, Mr. Spink's compensation was revised to include a sales commission on Scrubber System sales rather than the previous discretionary bonus.

(3) Represents commission on orders received prior to fiscal 2003.

(4) Effective July 1, 2003, Mr. Van Everdingen's compensation was revised to CAD 150,000 (USD 119,995 in 2005, USD 111,664 in 2004) of salary, together with a $10,000 bonus to be based upon meeting the earnings before tax target in the Company's business plan. For the fiscal years ended June 30, 2004 and 2005, Mr. Van Everdingen was not entitled to any bonus payment due to the performance of the Company over that period.

(5) Represents commission on orders received prior to fiscal 2004.

(6) Represents commission on orders received.

Form 10-KSB	TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES

Option Grants in Fiscal 2005

	Number of Shares	% of Total
	Underlying	Options Granted	Exercise	Expiration
	Options Granted	to Employees	Price	Date

Edward F. Spink	--	--	--	--
Egbert Q. van Everdingen	--	--	--	--
Ronald A. Berube	--	--	--	--

Aggregate Option and Warrant Exercises in Last Fiscal Year and Fiscal Year End Option Values
			Number of Securities		Value of Unexercised
	Number of		Underlying Unexercised		In-The-Money Options
	Shares Acquired	Value	Options or Warrants at		or Warrants at
	On Exercise	Received	Fiscal Year End (1)		Fiscal Year End (1) (2)
			Exercisable	Unexercisable	Exercisable	Unexercisable

Edward F. Spink	0	$0.00	112,500	--	$21,969.00	$0.00
Egbert Q. van Everdingen	0	$0.00	37,500	--	$9,000.00	$0.00
Ronald A. Berube	0	$0.00	37,500	--	$9,000.00	$0.00

____

(1) The per share exercise price of some of the unexercised options or warrants exceed $0.512, the fair market value of the Company's common stock on June 30, 2005.

(2) The number of options and the share prices reflect the July 2005 5-for-4 stock split.

Employment Agreements

None of the Company's current executive officers are employed pursuant to an employment agreement with the Company.

Compensation of Directors

During the fiscal year ended June 30, 2005, the Company's directors were each paid $500 for each board meeting attended. The Company's directors are periodically granted stock options, typically on a yearly basis. Non-employee directors receive reimbursement of out-of-pocket expenses incurred for each board meeting or committee meeting attended. During the fiscal year ended June 30, 2005, there was no grant of options.

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of June 30, 2005 the shares of the Company's Common Stock beneficially owned by each person who, to the knowledge of the Company, is the holder of 5% or more of the Common Stock of the Company, by each director of the Company, by the Named Officers and by all of the executive officers and directors of the Company as a group. The number of shares reflect the July 2005 5-for-4 stock split.

Name and Address of Beneficial	Number of Shares Beneficially Owned		Approximate Percentage of Class
Owner or Identity or Group	(1)

Dr. Donald R. Spink, Sr. *	3,745,790	(2) (3) (6)	26.8%
Edward F. Spink *	676,048	(2) (7)	4.8%
Patrick J. Forde *	884,823	(2) (4) (6) (11)	6.3%
Richard H. Hurd **	208,673	(5) (6)	1.5%
Jonathan R. Lagarenne *	18,750	(8)	0.1%
Julien J. Hradecky *	184,423	(12)	1.3%
Egbert Q. van Everdingen *	357,141	(2) (9) (13)	2.6%
Ronald A. Berube*	188,081	(2) (9)	1.3%
Heartland Advisors, Inc.***	1,262,500	(15)	9.0%
Bard Associates, Inc. ****	1,345,750	(14)	9.6%
All Executive Officers and Directors	6,576,599	(2) - (13)	47.0%
as a group (10 persons)

* c/o TurboSonic Technologies, Inc. 550 Parkside Drive, Suite A-14, Waterloo, Ontario, N2L 5V4, Canada

Form 10-KSB	TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES

** c/o TurboSonic Technologies, Inc. 239 New Road, Building B, Suite 205, Parsippany, NJ 07054

*** Heartland Advisors, Inc., 789 North Water St., Milwaukee, WI 53202

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

(3) Includes 3,260,234 TurboSonic Canada Shares owned by Canadian numbered corporation, over which shares Dr. Spink exercises voting control.

(4) Includes 634,553 TurboSonic Canada Shares owned by the Patrick and Joan Forde Family Trust

(5) Includes 1,494 shares owned by Mr. Hurd's spouse, as to which Mr. Hurd disclaims any beneficial ownership.

(6) Includes 68,750 shares issuable upon exercise of vested options.

(7) Includes 112,500 shares issuable upon exercise of vested options.

(8) Includes 18,750 shares issuable upon exercise of vested options.

(9) Includes 37,500 shares issuable upon exercise of vested options.

(10) Includes 116,334 shares owned by an executive officer's spouse, as to which the executive officer disclaims any beneficial ownership.

(11) Includes 15,000 shares owned by Mr. Forde's spouse, as to which Mr. Forde disclaims any beneficial ownership.

(12) Includes 13,280 shares owned by Mr. Hradecky's spouse, as to which Mr. Hradecky disclaims any beneficial ownership

(13) Includes 12,500 shares owned by Mr. van Everdingen's spouse, as to which Mr. van Everdingen disclaims any beneficial ownership.

(14) As identified in a Schedule 13-G filing made on February 8, 2005, which indicated that Bard Associates, Inc. had sole power to dispose or direct the disposition of 1,345,750 common shares, and the sole power to direct the vote of 126,250 common shares;

(15) As identified in a Schedule 13-G filing made on January 31, 2005, which indicated that Heartland Advisors, Inc. had shared power to dispose or direct the disposition of and to vote 1,262,500, common shares;

Securities Authorized for Issuance Under Equity Compensation Plans (3):
Number of
	Number of Securities to	Weighted Average -	Securities
	be Issued upon Exercise	Exercise Price of	Remaining
	of Outstanding Options,	Outstanding Options,	Available for
Plan Category	Warrants and Rights	Warrants and Rights	Future Issuance

Equity compensation plans approved by security holders (1)	112,500	$0.280	512,500
Equity compensation plans not approved by security holders
- Options (2)	746,563	$0.361	181,875
Total	859,063	$0.350	694,375
(1) 2003 Stock Plan.
(2) 2000 Stock Plan.
(3)	Number of shares and exercise prices reflect the July 2005 5-for-4 stock split.

The Company instituted the 2000 Stock Plan [the "2000 Plan"] with the express purpose of encouraging key employees of the Company, as well as other individuals who render services to the Company, by providing opportunities to participate in the ownership of the Company. The 2000 Plan provides for the grant of options as non-qualified options, awards of capital stock in the Company and opportunities to make direct purchases of capital stock in the Company. Collectively, these are referred to as stock rights. The 2000 Plan, adopted by the Company on February 9, 2000, is administered by the Board of Directors, which determines to whom such stock rights may be granted, at which times the stock rights shall be granted and the time or times when each option shall become exercisable and the duration of the exercise period. The exercise price per each non-qualified option granted under the 2000 Plan shall be not less than the fair market value per share of common stock on the date of such grant. The stock, subject to stock rights, shall be authorized but unissued shares of common stock of the Company or shares of common stock reacquired by the Company in any manner. The aggregate number of shares that may be issued, pursuant to the 2000 Plan, is 937,500, of which 746,563 have been granted and remain outstanding, and 11,750 have been granted and exercised.

Form 10-KSB	TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

PART IV

ITEM 13: EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits

The following exhibits, which are numbered in accordance with Item 601 of Regulation S-B, are filed herewith or, as noted, incorporated by reference herein:

Exhibit Number	Exhibit Description

3.1	Certificate of Incorporation of the Company (1)
3.2	Certificate of Amendment of Certificate of Incorporation of the Company (2)
3.3	Certificate of Correction of Certificate of Amendment of the Company (3)
3.4	Certificate of Designation, Number, Powers, Preferences and Relative, Participating, Optional, and other Special
Rights and the Qualifications, Limitations, Restrictions, and other distinguishing characteristics of Special Voting
Preferred Stock (2).
3.5	By-laws, as amended, of the Company (2)
4.1	Form of certificate evidencing share of common stock (2)
10.1 *	2000 Stock Plan (4)
10.2 *	2003 Stock Plan (5)
14	Code of Ethics (6)
21.1	Subsidiaries of the Company
23.1	Consent of Ernst & Young LLP
23.2	Consent of Mintz & Partners LLP
31.1	Rule 13a-14(a)/15d-14(a) Certifications
32.1	Section 1350 Certifications
99.1	Full Year Operating Results Press Release issued September 21, 2005

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

(5) Filed on November 12, 2002 as an exhibit to the Company's proxy statement for the 2002 annual meeting, and incorporated herein by reference.

(6) Filed on September 28, 2004 as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004, and incorporated herein by reference.

b) Reports on Form 8-K

During the quarter ended June 30, 2005, the Company filed or furnished no current reports on Form 8-K with the Securities and Exchange Commission.

Form 10-KSB	TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees for professional services provided by the Company's independent auditors in each of the last two fiscal years, in each of the following categories are as follows:

Fees billed by Ernst & Young LLP:	2005	2004
Audit fees	$ 6,690	$ 51,450
Audit-related fees	$ 10,704	$ 1,806
Tax fees	--	$ 13,706
All other fees	--	--
	$17,394	$ 63,035

Fees billed by Mintz & Partners LLP:	2005	2004
Audit fees	$46,398	--
Audit-related fees	--	--
Tax fees	$5,200	--
All other fees	--	--
	$51,598	--

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

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES
Incorporated Under the Laws of Delaware, United States

REPORT OF INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM

To the Directors and Shareholders of
TurboSonic Technologies, Inc.

We have audited the accompanying consolidated balance sheet of TurboSonic Technologies, Inc. and Subsidiaries as of June 30, 2005 and the related consolidated statements of loss and comprehensive loss, shareholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of TurboSonic Technologies, Inc. as of June 30, 2004 and for the year then ended, were audited by other auditors whose report dated August 27, 2004, included an explanatory paragraph that the financial statements were prepared assuming that TurboSonic will continue as a going concern. This related to losses incurred by the Company over the past three years, which had significantly reduced cash reserves and depleted shareholders' equity, and was discussed in Note 2 to the consolidated financial statements..

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TurboSonic Technologies, Inc. and Subsidiaries as of June 30, 2005, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that TurboSonic Technologies, Inc. will continue as a going concern. As more fully described in Note 2, the Company has incurred losses over the past four years, which have significantly reduced cash reserves and depleted shareholders' equity. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Toronto, Canada,	/s/ Mintz & Partners LLP
August 26, 2005.	Mintz & Partners LLP
Chartered Accountants

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES
Incorporated Under the Laws of Delaware, United States

REPORT OF INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM

To the Directors and Shareholders of
TurboSonic Technologies, Inc.

We have audited the accompanying consolidated balance sheet of TurboSonic Technologies, Inc. and Subsidiaries as of June 30, 2004 and the related consolidated statements of loss and comprehensive loss, shareholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TurboSonic Technologies, Inc. and Subsidiaries as of June 30, 2004, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with United States generally accepted accounting principles.

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

Kitchener, Canada,	/s/ Ernst & Young LLP
August 27, 2004.	Ernst & Young LLP
Chartered Accountants

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES
Incorporated Under the Laws of Delaware, United States

CONSOLIDATED BALANCE SHEETS
(see note 2 - Going Concern)

	As at June 30	[expressed in United States dollars]

		2005	2004
		$	$

	ASSETS
	Current
	Cash and cash equivalents	1,278,417	219,738
	Accounts receivable [note 5]	1,142,953	1,249,721
	Retentions receivable	134,565	71,347
	Inventories [note 6]	79,579	52,514
	Deferred contract costs and unbilled revenue [note 7]	460,739	38,233
	Other current assets	69,860	66,808
	Total current assets	3,166,113	1,698,361
	Property and equipment, less accumulated amortization [note 8]	101,703	111,230
	Goodwill [note 9]	398,897	398,897
	Other assets	22,041	21,827
		522,641	531,954
	Total assets	3,688,754	2,230,315

	LIABILITIES AND SHAREHOLDERS' EQUITY
	Current
	Accounts payable	1,326,385	528,928
	Accrued charges [note 10]	328,467	359,675
	Obligations under capital leases, current portion [note 11]	6,740	8,873
	Unearned revenue and contract advances [note 7]	1,133,877	340,308
	Total current liabilities	2,795,469	1,237,784
	Obligations under capital leases, long-term portion [note 11]	4,350	10,605
		2,799,819	1,248,389
	Commitments and contingencies [note 12]
	Shareholders' equity [note 13]
	Share capital
	Authorized
30,000,000	common shares, par value $0.10 per share
1,500	preferred shares, no par value
Issued
7,982,290	common shares [2004 - 6,385,859]
5,151,706	common shares reserved for the conversion of
	the subsidiary's Class B exchangeable shares
	[2004 - 4,121,365]	2,349,818	2,349,818
	Additional paid-in capital	2,024,909	2,022,655
		4,374,727	4,372,473
	Accumulated other comprehensive income	258,467	126,516
	Accumulated deficit	(3,744,259)	(3,517,063)
	Total shareholders' equity	888,935	981,926
	Total liabilities and shareholders' equity	3,688,754	2,230,315

	See accompanying notes

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES
Incorporated Under the Laws of Delaware, United States

CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS
(see note 2 - Going Concern)

Years ended June 30	[expressed in United States dollars]

	2005	2004
	$	$

CONTRACT REVENUE AND SALES
OEM systems revenue	7,720,195	2,107,618
Aftermarket revenue	3,375,382	2,614,939
	11,095,577	4,722,557

CONTRACT COSTS AND COST OF SALES
OEM systems contract costs and costs of sales	6,937,617	1,750,940
Aftermarket contract costs and cost of sales	2,184,763	1,523,210
	9,122,380	3,274,150
Gross margin	1,973,197	1,448,407

EXPENSES
Selling, general and administrative	2,186,593	2,202,144
Research and development [note 15]	39,049	64,803
Stock-based compensation expense [note 13]	2,268	6,619
	2,227,910	2,273,566

(Loss) from operations	(254,713)	(825,159)
Interest income	10,244	10,518
Interest (expense)	(1,429)	(3,082)
(Loss) before provision for (recovery of) income taxes	(245,898)	(817,723)
Provision for (recovery of) income taxes [note 14]	(18,702)	(36,116)
Net (loss)	(227,196)	(781,607)
Other comprehensive income:
Foreign currency translation adjustment	131,951	17,862
Comprehensive (loss)	(95,245)	(763,745)

Basic (loss) per share [note 16]	($0.02)	($0.06)

Basic weighted average number of shares [note 16]	13,134,030	13,134,046

See accompanying notes

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES
Incorporated Under the Laws of Delaware, United States

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(see note 2 - Going Concern)

Years ended June 30					[expressed in United States dollars]

					Accumulated
	Exchangeable and		Additional		other	Total
	common shares		paid-in	Accumulated	comprehensive	shareholders'
	Shares	Amount	capital	deficit	income (loss)	equity
	#	$	$	$	$	$

Balance - June 30, 2003	10,507,250	2,349,821	2,016,046	(2,735,456)	108,654	1,739,065
Net (loss)	—	—	—	(781,607)	—	(781,607)
Stock-based compensation [note 13]	—	—	6,619	—	—	6,619
Translation adjustment	—	—	—	—	17,862	17,862
Purchase of small-lot shares [note 13]	(26)	(3)	(10)	—	—	(13)
Balance - June 30, 2004	10,507,224	2,349,818	2,022,655	(3,517,063)	126,516	981,926
Net (loss)	—	—	—	(227,196)	—	(227,196)
Stock-based compensation [note 13]	—	—	2,268	—	—	2,268
Translation adjustment	—	—	—	—	131,951	131,951
Purchase of small-lot shares [note 13]	(27)	—	(14)	—	—	(14)
Stock split [note 13]	2,626,799	—	—	—	—	—
Balance - June 30, 2005	13,133,996	2,349,818	2,024,909	(3,744,259)	258,467	888,935
See accompanying notes

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES
Incorporated Under the Laws of Delaware, United States

CONSOLIDATED STATEMENTS OF CASH FLOWS
(see note 2 - Going Concern)

Years ended June 30	[expressed in United States dollars]

	2005	2004
	$	$

OPERATING ACTIVITIES
Net (loss)	(227,196)	(781,607)
Add charges to operations not requiring a
current cash payment:
Stock-based compensation expense [note 13]	2,268	6,619
Depreciation and amortization [note 8]	65,303	62,910
	(159,625)	(712,078)
Net change in non-cash assets and liabilities related
to operations [note 17]	1,152,095	(190,040)
Cash (applied to) provided by operating activities	992,470	(902,118)

INVESTING ACTIVITIES
Purchase of property and equipment	(47,305)	(64,295)
Cash (applied to) investing activities	(47,305)	(64,295)

FINANCING ACTIVITIES
(Repayment) of obligations under capital leases	(9,956)	(12,392)
Cash (applied to) financing activities	(9,956)	(12,392)
Effect of exchange rate changes on cash	123,470	14,658

Net cash provided (applied) during year	1,058,679	(964,147)
Cash and cash equivalents, beginning of year	219,738	1,183,885
Cash and cash equivalents, end of year	1,278,417	219,738

Supplemental cash flow information:
Interest paid	1,429	3,082
Income taxes paid	947	3,150

See accompanying notes

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	Notes to Consolidated Financial Statements
Year ended June 30, 2005

1. ORGANIZATION AND BUSINESS DESCRIPTION

TurboSonic Technologies, Inc. and its subsidiaries [collectively the "Company"], designs and markets integrated pollution control and industrial gas cooling/conditioning systems including liquid atomization technology and dust suppression systems to ameliorate or abate industrial environmental problems.

2. GOING CONCERN UNCERTAINTY

These consolidated financial statements have been prepared on a going concern basis, which presumes that assets will be realized and liabilities discharged in the normal course of business over the foreseeable future. The Company has incurred significant losses during the current fiscal year and the past three most recently completed fiscal years, which have reduced the Company's cash reserves and reduced stockholders' equity. These conditions raise substantial doubt about the Company's ability to continue in the normal course of business as a going concern. The Company's ability to continue in the normal course of business is dependent on achieving a profitable level of operations and support from the Company's suppliers and shareholders.

In order to reverse this trend, the Company had taken initiatives to lower operating expenses and to generate new OEM system and Aftermarket orders. As the result of marketing and sales plans instituted in fiscal 2004, the Company received new OEM systems orders valued in excess of $11.8 million in fiscal 2005, resulting in OEM expected revenue for fiscal 2006 of $7.5 million and $2.1 million for fiscal 2007. Additionally, the Company is also pursuing a line of credit on the basis of current and future projects. TurboSonic currently has no outside debt. The Company has not yet addressed the prospects of shareholder loans or equity financing. Based upon the current cash position, expected revenue for fiscal 2006 of at least $8.2 million based upon orders in-house at June 30, 2005, a steady stream of Aftermarket orders and depending upon profitable execution of projects and successful management of costs, the Company expects to have sufficient operating cash for fiscal 2006.

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

Goodwill

Under Statement of Financial Accounting Standard ["SFAS"] No.142, goodwill is no longer amortized but is subject to an annual impairment review [or more frequently if deemed appropriate]. Since the adoption of SFAS No. 142 as at July 1, 2001, the Company has completed the transitional impairment test as at July 1, 2001 and annual impairment tests as at April 1, 2002, 2003, 2004 and 2005, to identify if there is any impairment to the goodwill using a fair value methodology by reporting unit [note 9].

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	Notes to Consolidated Financial Statements
Year ended June 30, 2005

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES cont'd

Property and Equipment

Property and equipment including assets under capital lease are recorded at cost. Depreciation and amortization are calculated on the straight-line method over the estimated useful lives of the assets as follows:

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

Allowance for doubtful accounts

An allowance for doubtful accounts, if any, is established on a case-by-case basis after careful review of the outstanding receivable amounts and the probability of collection within a reasonable period of time. Losses due to non-payment of accounts receivable have been negligible over the past number of years, due in part to the high quality of the customer base.

Government grants

Government grants are recorded when qualifying expenditures are incurred or the specific terms of grant contracts are fulfilled. Grants received in advance of the incurrence of qualifying expenditures are recorded as deferred grant revenue.

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	Notes to Consolidated Financial Statements
Year ended June 30, 2005

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES cont'd

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

Advertising costs

All costs associated with advertising and promoting products are expensed as incurred. Advertising and promotion expense was $48,933 in 2005 [$39,539 in 2004].

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period. The Company's pro forma information is as follows:

	2005	2004
	$	$

Net (loss)	(227,196)	(781,607)
Stock-based compensation expense under APB No.25	2,268	6,619
Stock-based compensation expense under SFAS No.123	(4,250)	(48,000)
Pro forma (loss)	(229,178)	(822,988)

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	Notes to Consolidated Financial Statements
Year ended June 30, 2005

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES cont'd

Pro forma income per share:
Basic	$(0.02)	$(0.06)
Diluted	$(0.02)	$(0.06)

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

Impact of recently issued accounting standards

Share Based Payments

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123(R), "Share-Based Payment", which replaces SFAS No. 123, "Accounting for Stock-Based Compensation", and supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25). The Statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. The Statement also establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees, except for equity instruments held by employee share ownership plans. The Statement is effective for the Company beginning the January 2006 quarter of fiscal 2006, and is required to be adopted using a "modified prospective" method. Under the modified prospective method, the Statement applies to new awards and to awards modified, repurchased or cancelled after the effective date. Additionally, compensation cost for the unvested portion of awards as of the effective date is required to be recognized as the awards vest after the effective date. For existing awards, the Company does not expect the requirements of this Statement will have a significant impact on its results of operations or financial position as all awards are currently vested. The Company expects that this new pronouncement will have a material impact on our results of operation for future employee stock options granted.

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	Notes to Consolidated Financial Statements
Year ended June 30, 2005

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES cont'd

Inventory Pricing

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs" (SFAS No. 151), which amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, "Inventory Pricing". The Statement requires that the accounting for abnormal amounts of idle facility expense, freight handling costs, and wasted material (spoilage) be recognized as current-period charges. In addition, the Statement requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The Statement is effective for the Company for inventory costs incurred beginning July 1, 2005. The Company does not expect the requirements of this Statement will have any impact on its results of operations or financial position.

Exchange of Nonmonetary Assets

In December 2004, the FASB issued SFAS No. 153, "Exchange of Nonmonetary Assets, an amendment of APB Opinion No. 29" (SFAS No. 153), which addresses the measurement of exchanges of nonmonetary assets. The Statement eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchange of nonmonetary assets that do not have commercial substance. It also specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Statement is effective for the Company beginning July 1, 2005. The Company does not expect the requirements of the Statement will have a significant impact on its results of operations or financial position.

4. FINANCIAL INSTRUMENTS

Fair value of financial instruments

The carrying amounts reported in the balance sheet for cash and cash equivalents, accounts receivable, retentions receivable, accounts payable, accrued charges and obligations under capital leases approximate fair value based on the short-term maturity of these instruments.

Credit risk

Trade accounts receivable potentially subject the Company to credit risk. Sales are made to end users of all sizes located primarily in North America. The Company provides an allowance for doubtful accounts equal to the estimated losses expected to be incurred in the collection of accounts receivable.

As at June 30, 2005, the Company had three customers that comprised 50% of the total trade receivable balance and had three customers that comprised 58% of the total trade receivable balance at June 30, 2004.

The Company's cash balances are maintained in one United States chartered bank, which is an AA rated financial institution. The Company's cash balances for the Canadian-based subsidiaries are maintained in three Canadian chartered banks, which are AA rated financial institutions.

5. ACCOUNTS RECEIVABLE

	2005	2004
	$	$

Trade accounts receivable	1,142,953	1,249,721
Allowance for doubtful accounts	—	—
	1,142,953	1,249,721

Bad debt recovery was $14,945 in 2004 and nil in 2005.

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	Notes to Consolidated Financial Statements
Year ended June 30, 2005

6. INVENTORIES

	2005	2004
	$	$

Finished goods	95,468	64,370
Reserve for obsolescence	(15,889)	(11,856)
	79,579	52,514

7. COST AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

	2005	2004
	$	$

Costs incurred on uncompleted contracts	9,490,859	2,548,297
Estimated earnings	1,067,972	359,735
	10,558,831	2,908,032
Less billings to date	(11,231,969)	(3,210,107)
	(673,138)	(302,075)

Included in the accompanying balance sheets under the following captions:

	2005	2004
	$	$

Deferred contract costs and unbilled revenue	460,739	38,233
Unearned revenue and contract advances	(1,133,877)	(340,308)
	(673,138)	(302,075)

As the result of the financial difficulties experienced by one of the Company's subcontractors that became known subsequent to June 30, 2001, the estimated completion costs for a project were revised upward by $177,000 in the fiscal 2001 consolidated financial statements. In the second quarter of the year ended June 30, 2002, the estimated completion costs were increased by a further $140,000 to a total of $317,000. Substantially all of the estimated completion costs were incurred by June 30, 2002, and no further increases were deemed necessary. Recovery, in whole or part, of these increased costs may be possible through the liquidation of the assets of the subcontractor, although, due to the uncertainty, no recovery has been recorded. The liquidation process was not complete at June 30, 2005.

8. PROPERTY AND EQUIPMENT
		Accumulated	Net Book
	Cost	Depreciation	Value
2005	$	$	$

Office equipment	660,455	606,532	53,923
Other equipment	446,041	414,253	31,788
Leasehold improvements	57,561	41,569	15,992
	1,164,057	1,062,354	101,703

		Accumulated	Net Book
	Cost	Depreciation	Value
2004	$	$	$

Office equipment	588,514	542,895	45,619
Other equipment	429,953	383,285	46,668
Leasehold improvements	52,160	33,217	18,943
	1,070,627	959,397	111,230

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	Notes to Consolidated Financial Statements
Year ended June 30, 2005

8. PROPERTY AND EQUIPMENT cont'd

Total depreciation and amortization incurred by the Company during fiscal 2005 was $65,303 [2004 - $62,910].

The total depreciation, included in the above amounts, for assets under capital leases during fiscal 2005 was $10,515 [2004 - $6,504].

The purchase of certain property and equipment was made through the use of capital leases. Property and equipment under capital leases, grouped as office equipment, at June 30 are as follows:

		Accumulated	Net Book
	Cost	Depreciation	Value
2005	$	$	$

	135,722	127,260	8,462

		Accumulated	Net Book
	Cost	Depreciation	Value
2004	$	$	$

	124,692	107,257	17,435

9. GOODWILL

The changes in the carrying amount of goodwill are as follows:

	OEM
	Systems	Aftermarket	Total
	$	$	$

Balance as of June 30, 2003	—	398,897	398,897
Impairment loss recognized in operating
income	—	—	—
Balance as of June 30, 2004	—	398,897	398,897
Impairment loss recognized in operating
income	—	—	—
Balance as of June 30, 2005	—	398,897	398,897

The Company completed its goodwill impairment testing as at April 1, 2005, as required by SFAS No. 142. Prior to fiscal 2004, the Company had two reportable business segments - nozzle systems and scrubber systems. During fiscal 2005, the Company realigned its business activities and commenced reporting on two business segments - OEM systems and Aftermarket. The previous scrubber systems segment is closely aligned with the OEM systems segment and the previous nozzle systems segment is closely aligned with the Aftermarket segment. Due to deferred demand for the period ended June 30, 2003 in the capital good markets relative to the status of environmental regulatory changes, the scrubber systems business segment experienced depressed revenue levels and losses from operations. These conditions created uncertainty regarding the forecasted future cash flows required to support the goodwill associated with the scrubber business segment under the rules of SFAS No. 142. Accordingly, the Company had concluded that the $398,897 of goodwill associated with this business segment should be expensed in the period ended June 30, 2003. The Company has concluded that there has not been impairment associated with the Aftermarket segment to the period ended June 30, 2005.

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

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	Notes to Consolidated Financial Statements
Year ended June 30, 2005

10. WARRANTY cont'd

	2005	2004
	$	$

Balance, beginning of year	60,442	68,623
Payments made	(28,804)	(48,989)
Provisions made	51,680	40,808
Balance, end of year	83,318	60,442

11. OBLIGATIONS UNDER CAPITAL LEASES

The Company has entered into certain capital leases for computer hardware and software, with interest rates at approximately 10%.

The following is a schedule of the future minimum lease payments:

$

2006	8,284
2007	3,452
2008	--
Total minimum lease payments	11,736
Less amount representing interest	646
11,090
Less current portion	6,740
4,350

12. COMMITMENTS AND CONTINGENCIES

[a] Operating leases

The Company has entered into operating leases, expiring through 2009, for office equipment and premises. Total minimum annual payments under these leases for the years after June 30, 2005 are as follows:

$

2006	54,943
2007	50,455
2008	49,264
2009	8,373
2010	388
163,423

Rental expense for office equipment and premises was $100,716 in 2005 [$116,231 in 2004].

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
Year ended June 30, 2005

13. SHAREHOLDERS' EQUITY

Common shares

The Company announced on July 6, 2005 that it had declared a 5-for-4 stock split of its shares of common stock. Each shareholder, as of the record date of July 15, 2005 was to receive one (1) additional share for each four (4) shares of TurboSonic Common Stock held. The payment date was July 22, 2005. In accordance with Staff Accounting Bulletin Topic 4.C, the change has been given retroactive effect in the June 30, 2005 balance sheet.  The change in shares outstanding is shown as a transaction occurring just prior to the end of the latest period presented.

The Company has total authorized share capital of 30,000,000 shares. In connection with the consolidation of the Company with Turbotak Technologies Inc., on August 27, 1997, the shareholders of Turbotak Technologies Inc. exchanged their shares for the Class B exchangeable shares of a wholly owned subsidiary of the Company. These shares are exchangeable, at any time, at the election of the holders of such shares, into an equivalent number of common shares of the Company. The Class B exchangeable shares have voting rights through a trustee. During 2004, 412,500 Class B exchangeable shares were exchanged for common shares of the Company, leaving 5,151,706 Class B exchangeable shares outstanding as of June 30, 2005 [after the July 2005 5-for-4-split].

In fiscal 2004, the board of directors approved the re-purchase of small-lot shares when the Company is approached by shareholders to purchase such shares. A total of 33 shares [26 shares before stock split] were re-purchased at an average cost of $0.40 per share during fiscal 2004 and 34 [27 shares before stock split] in fiscal 2005 at an average price of $0.40 per share [$0.50 per share before stock split].

At the end of fiscal 2005, a total of 7,982,290 common shares of the Company and 5,151,706 Class B exchangeable shares of the subsidiary were outstanding [after the July 2005 5-for-4-split].

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

The stocks, subject to stock rights, shall be authorized but unissued shares of common stock of the Company or shares of common stock reacquired by the Company in any manner. The aggregate number of shares that may be issued, pursuant to the Plans, is 937,500 [after the July 2005 5-for-4 stock split] under the 2000 Plan and 625,000 under the 2003 Plan, subject to certain adjustments.

As a result of Board actions and Plan amendments in the 2000 and 2001 fiscal years, certain options which were issued in the prior years are accounted for as "variable plan options" in accordance with FIN 28, Accounting for Stock Appreciation Rights, and other variable stock option or award plans. In 2005, an expense of $2,268 [2004 - $6,619] was recorded in connection with these options.

The Company accounts for all other option grants in accordance with APB Opinion No. 25, Accounting for Stock Issues to Employees.

In July and December 2001, eight Company directors and advisers were granted options to purchase 12,500 common shares each at an exercise price of $0.64. The options expire five years from the grant date, and vest on October 15, 2004.

In June 2002, eight Company directors and advisers were each granted options to purchase 12,500 common shares each at an exercise price of $0.36. The options expire five years from the grant date, and vest on June 30, 2005.

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	Notes to Consolidated Financial Statements
Year ended June 30, 2005

13. SHAREHOLDERS' EQUITY cont'd

Stock-based compensation cont'd

In December 2003, eight Company directors and advisers were each granted options to purchase 12,500 common shares at an exercise price of $0.28. These options vested immediately at grant, and expire in five years. Further, each committee member will receive options for 6,250 shares and the chairperson will receive options for an additional 6,250 shares as compensation for the time devoted to the Company business.

A summary of the option activity since June 30, 2003 is shown below:

	Number of shares	Weighted	Number of shares
	to be issued	average	available for
	upon exercise	exercise	future issuance
	of outstanding	price	excluding options
	options	$	already outstanding
Balance, June 30, 2003	927,813	0.3693	625,625
Granted during the year	150,000	0.2800	(150,000)
Forfeited during the year	(100,000)	0.4162	100,000
Balance, June 30, 2004	977,813	0.3508	575,625
Forfeited during the year	(118,750)	0.3537	118,750
Balance, June 30, 2005	859,063	0.3504	694,375

The weighted average characteristics of options outstanding at June 30, 2005 are as follows:

	Options outstanding			Options exercisable
		Weighted
	Weighted	average			Weighted
	average	remaining			average
Exercise	exercise	contractual	Number	Number	exercise
price	price	life	outstanding	exercisable	price
$	$	[years]	#	#	$
0.2800	0.2800	3.5	112,500	112,500	0.2800
0.3200	0.3200	1.2	559,063	559,063	0.3200
0.3600	0.3600	2.0	62,500	62,500	0.3600
0.4500	0.4500	1.3	62,500	62,500	0.4500
0.6400	0.6400	1.3	62,500	62,500	0.6400
	0.3504		859,063	859,063	0.3504

Warrants

The Company has in the past granted detachable warrants for 500,000 common shares to debt holders as an inducement to advance funds to the Company. In accordance with APB 14, a portion of the proceeds of the debt securities issued with detachable stock purchase warrants, which is allocated as the fair-value of the warrants, has been accounted for as paid-in capital. The related discount on the debt securities was amortized over the remaining period to the original maturity dates.

As an inducement to extend the maturity dates of the loans, the Company modified the exercise price of the detachable stock purchase warrants as follows: for three years after the initial date of the respective loan at a price of $0.40 per share, for a period of two years following the initial three year period at a price of $0.60 per share, and for an additional period of one year at a price of $0.80 per share. Additionally, warrants to acquire another 500,000 common shares were granted in aggregate to the lenders, at a price of $0.45 per share, commencing on the first day of the extension of their loan for a period of two years. The expiry of both sets of warrants is now stated to be the earlier of the specified expiry date, or ninety days after the date that the common shares in the Company stock have closed at a trading price above $1.20 for 30 consecutive trading days. The new warrants and the modification of existing warrants were recorded at fair value as debt modification costs [$75,240] in October 2000 and were amortized using the interest method over the new term of the debt.

The second set of warrants expired during fiscal 2004, and the first set expired during fiscal 2005.

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	Notes to Consolidated Financial Statements
Year ended June 30, 2005

14. INCOME TAXES

Details of the (recovery of) provision for income taxes are as follows:

		2005	2004
		$	$

Current:	- U.S.	406	3,150
	- Canadian	(19,108)	(39,266)
Total current taxes		(18,702)	(36,116)
Deferred:	- U.S.	—	—
	- Canadian	—	—
Total deferred taxes		—	—
Income tax provision (recovery)		(18,702)	(36,116)

Components of the current tax provision are as follows:

	2005	2004
	$	$

(Recovery of) income tax based
on basic U.S. tax rates	(34,001)	(171,534)
(Recovery of) income taxes based
on basic Canadian federal income tax rates	(37,193)	(78,616)
(Recovery of) income taxes based on basic
Canadian provincial income tax rates	(16,287)	(39,152)
Non-deductible goodwill impairment loss	—	—
Benefit of deductible temporary differences
and tax losses not recognized during the year	68,779	253,186
Other	—	—
	(18,702)	(36,116)

The following is a summary of the statutory income tax rates used:

	2005	2004
	%	%

U.S.	34.0	34.0
Canadian federal	25.1	25.1
Canadian provincial	11.0	12.5

(Loss) before provision for income taxes:
	2005	2004
	$	$

U.S.	(100,004)	(504,511)
Canadian	(145,894)	(313,212)
Income before provision for income taxes	(245,898)	(817,723)

Income taxes paid are as follows:
	2005	2004
	$	$

Canadian federal	541	—
Canadian provincial	—	—
U.S. federal	—	—
U.S. state	406	3,150
	947	3,150

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	Notes to Consolidated Financial Statements
Year ended June 30, 2005

14. INCOME TAXES cont'd

Income tax refunds received are as follows:

	2005	2004
	$	$

Canadian federal	19,649	6,426
Canadian provincial	—	13,655
U.S. federal	—	—
	19,649	20,081

The Company has unutilized operating losses in the United States of approximately $2,525,000 available for carry forward to reduce income taxes otherwise payable in future years. This amount includes purchased loss carry forwards of approximately $1,000,000. Access to purchased unutilized operating losses is restricted to $83,168 per year until 2012. If the amount is not used during the year, it is available for utilization in future years. A total of $406,891 relating to prior year purchased operating losses was available to apply against current year income. Other unutilized operating losses available for carry forward total approximately $1,535,000 and expire in 2012. During the current year, losses in the amount of $0 [$0 in 2004] were utilized.

In Canada, the Company has unutilized operating losses of approximately $324,000 federally and $321,000 in Ontario. During the year, losses in the amount of $0 [$62,603 federal and $65,087 Ontario in 2004] were utilized.

Deferred tax liabilities and assets are comprised of the following as at June 30:

	2005	2004
	$	$

Book over (under) tax depreciation	17,452	10,796
Benefit of unrecorded investment tax credits	—	—
Reserves not currently deductible	30,095	18,205
Net operating loss carryforward	973,999	872,049
Total deferred tax assets	1,021,546	901,050
Valuation allowance for deferred tax assets	(1,021,546)	(901,050)
Net deferred tax asset (liabilities)	—	—

15. RESEARCH AND DEVELOPMENT EXPENSES

	2005	2004
	$	$

Expenses incurred	56,583	64,803
Tax recovery	(17,534)	—
	39,049	64,803

16. LOSS PER SHARE

The following table sets forth the computation of loss per share. The effect of dilutive securities is included only when dilutive.

	2005	2004
	$	$
Numerator
Net (loss)	(227,196)	(781,607)
Denominator
Denominator for loss per share -
weighted average shares outstanding	13,134,030	13,134,046
Denominator for diluted earnings per share -
adjusted weighted average shares and assumed conversions	13,134,030	13,134,046
(Loss) per share	$(0.02)	$(0.06)

For 2005 and 2004, all warrants and options were anti-dilutive and therefore excluded from this calculation.

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	Notes to Consolidated Financial Statements
Year ended June 30, 2005

17. SUPPLEMENTARY INFORMATION ON CASH FLOWS

	2005	2004
	$	$

Changes in non-cash working capital balances related to operations:
Decrease (increase) in accounts receivable	204,729	(628,465)
(Increase) decrease in retentions receivable	(56,036)	78,095
(Increase) decrease in inventories	(23,899)	4,932
(Increase) decrease in deferred contract costs and unbilled revenue	(414,008)	26,661
Decrease (increase) in other current assets	2,032	(19,096)
Decrease in other assets	32	364
Increase in accounts payable	742,589	231,893
(Decrease) increase in accrued charges	(55,996)	18,843
Increase in unearned revenue and contract advances	752,652	116,188
(Decrease) in income taxes payable	--	(19,455)
	1,152,095	(190,040)

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

There are no inter-segment sales, transfers or profit or loss.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

Contract revenue and sales are broken down geographically as follows:

	2005	2004
	$	$

United States	4,340,000	2,219,600
Canada	4,785,100	1,138,100
Asia	445,100	538,400
Europe	333,800	500,600
South America	890,300	278,600
Other	301,277	47,257
	11,095,577	4,722,557

The long-lived assets of the two business segments are primarily located in Canada, except for the wet electrostatic precipitator and certain nozzle technologies. For the year ended June 30, 2005, three customers represented 50% of total revenues [in fiscal 2004, three customers represented 24% of total revenues].

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	Notes to Consolidated Financial Statements
Year ended June 30, 2005

18. SEGMENTED INFORMATION cont'd

Industry segments

	OEM
	Systems	Aftermarket	Other	Total
2005	$	$	$	$

Contract revenue and sales
OEM systems	7,720,195	—	—	7,720,195
Aftermarket	—	3,375,382	—	3,375,382
Total contract revenue and sales	7,720,195	3,375,382	—	11,095,577
(Loss) income from operations	(565,092)	310,379	—	(254,713)
Interest income	7,128	3,116	—	10,244
Interest expense	(994)	(435)	—	(1,429)
(Loss) income before provision
for income taxes	(558,959)	313,061	—	(245,898)
(Recovery) of income taxes	(13,013)	(5,689)	—	(18,702)
Net (loss) income	(545,946)	318,750	—	(227,196)

Depreciation and amortization	32,652	32,651	—	65,303
Capital expenditures	23,653	23,652	—	47,305
Segment assets	1,620,868	789,469	1,278,417[1]	3,688,754
Property and equipment	50,852	50,851	—	101,703
Goodwill	—	398,897	—	398,897

1 - Cash and cash equivalents are not allocated between business segments.

	OEM
	Systems	Aftermarket	Other	Total
2004	$	$	$	$

Contract revenue and sales
OEM systems	2,107,618	—	—	2,107,618
Aftermarket	—	2,614,939	—	2,614,939
Total contract revenue and sales	2,107,618	2,614,939	—	4,722,557
(Loss) income from operations	(1,040,149)	214,990	—	(825,159)
Interest income	4,694	5,824	—	10,518
Interest expense	(1,375)	(1,707)	—	(3,082)
(Loss) income before provision
for income taxes	(1,036,830)	219,107	—	(817,723)
(Recovery) of income taxes	(16,118)	(19,998)	—	(36,116)
Net (loss) income	(1,020,712)	239,105	—	(781,607)

Depreciation and amortization	31,455	31,455	—	62,910
Capital expenditures	32,148	32,147	—	64,295
Segment assets	1,041,765	968,812	219,738[1]	2,230,315
Property and equipment	55,615	55,615	—	111,230
Goodwill	—	398,897	—	398,897

1 - Cash and cash equivalents are not allocated between business segments.

19. COMPARATIVE FIGURES

The comparative consolidated financial statements have been reclassified from statements previously presented to conform to the presentation of the current year consolidated financial statements.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TURBOSONIC TECHNOLOGIES, INC.

By:	/s/ Edward F. Spink
Edward F. Spink
Chief Executive Officer

Date: September 26, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Capacity	Date

/s/ Edward F. Spink	Chairman of the Board of Directors and	September 26, 2005
Edward F. Spink	Chief Executive Officer
(Principal Executive Officer)

/s/ Patrick J. Forde	President, Secretary, Treasurer and Director	September 26, 2005
Patrick J. Forde	(Principal Financial and Accounting Officer)

/s/ Richard H. Hurd	Director	September 26, 2005
Richard H. Hurd

/s/ Donald R. Spink, Sr.	Director	September 26, 2005
Dr. Donald R. Spink, Sr.

/s/ Jonathan R. Lagarenne	Director	September 26, 2005
Jonathan R. Lagarenne

/s/ Julien J. Hradecky	Director	September 26, 2005
Julien J. Hradecky