Form 10QSB
period 2005-09-30
TURBOSONIC TECHNOLOGIES INC
filed 2005-11-14
CIK 900393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2005

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

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X ]  No [ ]

Indicate by check mark whether the Issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ]  No [X ]

The number of shares outstanding of the Issuer's Common Stock was 13,208,996 as of September 30, 2005.

Transitional Small Business Disclosure Format (check one).  Yes [ ]  No [X ]

1 -

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES
Form 10-QSB

INDEX

PART 1 – FINANCIAL INFORMATION		PAGE

Item 1.
Consolidated Statement of Income and Comprehensive Income
(Unaudited) for the Three Month Period
Ended September 30, 2005 and September 30, 2004		3

Consolidated Balance Sheet
(Unaudited) at September 30, 2005 and June 30, 2005		4

Consolidated Statement of Cash Flows
(Unaudited) for the Three Month Period Ended
September 30, 2005 and September 30, 2004		5

Notes to Consolidated Financial Statements
(Unaudited)		6 – 9

Item 2.
Management's Discussion and Analysis of
Financial Conditions and Results of Operations		9 – 11

Item 3.
Controls and Procedures		11

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	12

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3.	Defaults Upon Senior Securities	12

Item 4.	Submission of Matters to a Vote of Security Holders	12

Item 5.	Other Information	12

Item 6.	Exhibits	12

	Signature	12

2 -

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income
US dollars (Unaudited)
(see note 1 – Going Concern)

	For the Three	For the Three
	Months Ended	Months Ended
	September 30,	September 30,
	2005	2004

OEM Systems revenue	$2,555,141	$1,669,240

Aftermarket revenue	938,062	777,795

Total revenue	3,493,203	2,447,035

OEM Systems costs	2,131,202	1,279,718

Aftermarket costs	622,391	518,340

Total cost of goods sold	2,753,593	1,798,058

Gross profit	739,610	648,977

Selling, general and administrative expenses	544,665	501,390

Stock-based compensation expense	31,250	701

Depreciation and amortization	14,875	19,713

Total expenses	590,790	521,804

Income from operations	148,820	127,173

Interest income	3,753	583

Income before taxes	152,573	127,756

Provision for (recovery of) income taxes	(60)	500

Net income	$152,633	$127,256

Other comprehensive income : foreign currency
translation	72,880	84,889
Comprehensive income	$225,513	$212,145

Weighted average number of shares outstanding	13,179,715	13,134,030

Diluted weighted average number of shares [note 9]	13,551,698	13,134,030

Basic EPS	0.01	0.01

Diluted EPS	0.01	0.01

3 -

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (US dollars)
(Unaudited)
(see note 1 – Going Concern)

	September 30, 2005	June 30, 2005
Assets

Current assets:
Cash	$1,192,218	$1,278,417
Contracts and accounts receivable, net of allowance
for doubtful accounts of nil and nil	1,821,837	1,142,953
Retentions receivable	168,152	134,565
Deferred contract costs and unbilled revenue [note 5]	449,300	460,739
Inventories	104,133	79,579
Other current assets	91,112	69,860
Total current assets	3,826,752	3,166,113

Capital assets, at cost, net of accumulated depreciation	109,602	101,703
Goodwill [note 7]	398,897	398,897
Other assets	13,912	22,041

Total assets	$4,349,163	$3,688,754

Liabilities and stockholders' equity

Current liabilities:
Accounts payable	1,535,535	1,326,385
Accrued expenses	390,749	328,467
Billings in excess of costs and estimated earnings
on uncompleted contracts [note 5]	1,235,117	1,133,877
Income taxes payable	3,057
Obligations under capital leases, current portion	7,103	6,740
Total current liabilities	3,171,561	2,795,469

Obligations under capital leases, long-term portion	2,779	4,350
	3,174,340	2,799,819
Stockholders' equity:
Authorized share capital
30,000,000 common shares par value $0.10 per share
1,500 preferred shares, no par value

Issued share capital [note 8]
8,057,290 common shares [7,982,290 at June 30, 2005]
5,151,706 common shares reserved for the conversion of the
subsidiary's Class B exchangeable shares	2,355,818	2,349,818
Additional paid – in capital [notes 6 and 8]	2,079,284	2,024,909
	4,435,102	4,374,727
Accumulated other comprehensive income	331,347	258,467
Accumulated deficit	(3,591,626)	(3,744,259)

Total stockholders' equity	1,174,823	888,935

Total liabilities and stockholders' equity	$4,349,163	$3,688,754

4 -

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

For the three months ended September 30, 2005 and September 30, 2004
(US dollars) (Unaudited)
(see note 1 – Going Concern)

	September 30, 2005	September 30, 2004

Cash flows from operating activities
Net income	$152,633	$127,256
Add changes to operations not requiring
a current cash payment:
Stock-based compensation expense	31,250	701
Depreciation and amortization	14,875	19,713
	198,758	147,670

Changes in non-cash operating assets and liabilities:
(Increase) decrease in contracts & accounts receivable	(614,278)	256,652
(Increase) decrease in retentions receivable	(25,907)	3,487
(Increase) decrease in inventories	(19,777)	7,813
Decrease (increase) in deferred contract costs
and unbilled revenue	35,216	(142,925)
(Increase) decrease in other current assets	(18,491)	11,778
Decrease in other assets	8,290	713
Increase (decrease) in accounts payable and
accrued expenses	182,740	(29,876)
Increase in unearned revenue and
contract advances	57,855	292,810
Increase in income taxes payable	2,983	--
	(391,369)	400,452
Net cash (applied to) provided by operating activities	(192,611)	548,122

Cash flows from investing activities:
Purchase of capital assets	(17,477)	(6,740)

Net cash (applied to) investing activities	(17,477)	(6,740)

Cash flows from financing activities
(Repayment) of capital leases	(1,763)	(2,634)

Net cash (applied to) financing activities	(1,763)	(2,634)

Effect of exchange rate change on cash	125,652	79,365

Net cash (applied) provided during the period	(86,199)	618,113
Cash – beginning of period	1,278,417	219,738

Cash – end of period	$1,192,218	$837,851

5 -

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2005
(Unaudited)

Note 1. Going Concern Uncertainty

These consolidated financial statements have been prepared on a going concern basis, which presumes that assets will be realized and liabilities discharged in the normal course of business over the foreseeable future. The Company has incurred significant losses during the past four most recently completed fiscal years, which have reduced the Company's cash reserves and reduced stockholders' equity. These conditions raise substantial doubt about the Company's ability to continue in the normal course of business as a going concern. The Company's ability to continue in the normal course of business is dependent on sustaining a profitable level of operations and support from the Company's suppliers and shareholders.

The Company received new OEM systems orders valued at over $11.8 million in fiscal 2005, with positive revenue impact expected for fiscal 2006 in the amount of $7.5 million and for fiscal 2007 in the amount of $2.1 million. Additionally, the Company has received OEM system orders totaling $2.1 million in the first quarter of fiscal 2006, which orders should have a positive impact on fiscal 2006 revenue. Based upon the current cash position, initiatives to lower product costs, expected revenue for fiscal 2006 of at least $11.2 million based upon first quarter revenue and orders in-house at September 30, 2005, anticipated new OEM orders and a steady stream of Aftermarket orders, the Company believes that projected cash generated from operations will be sufficient to meet its cash needs through the fiscal year ending June 30, 2006.

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

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending June 30, 2006. These consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2005.

Note 3. Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123(R), "Share-Based Payment", which replaces SFAS No. 123, "Accounting for Stock-Based Compensation", and supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25). The Statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. The Statement also establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees, except for equity instruments held by employee share ownership plans. The Statement is effective for the Company beginning the July 2006 quarter of fiscal 2007, and is required to be adopted using a "modified prospective" method. Under the modified prospective method, the Statement applies to new awards and to awards modified, repurchased or cancelled after the effective date. Additionally, compensation cost for the unvested portion of awards as of the effective date is required to be recognized as the awards vest after the effective date. For existing awards, the Company does not expect the requirements of this Statement will have a significant impact on its results of operations or financial position as all awards are currently vested. The Company expects that this new pronouncement will have a material impact on its results of operation for future employee stock options granted.

Currently, the Company accounts for option grants in accordance with APB Opinion No. 25, Accounting for Stock Issues to Employees and SFAS No. 123 Accounting for Stock-Based Compensation. Pro forma information regarding net income and earnings per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee, director and advisor stock options under the fair value method of that statement. The fair value of these options was estimated at the date of grant using a Black-Scholes option-pricing model.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

	Three Months	Three Months
	ended	ended
	September 30,	September 30,
	2005	2004

Net income	$152,633	$127,256
Stock-based compensation expense under APB No.25	--	701
Stock-based compensation expense under SFAS No.123	--	(1,071)

Pro forma income	$152,633	$126,886

Pro forma income per share:
Basic	0.01	0.01
Diluted	0.01	0.01

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

As part of the normal sale of OEM systems, the Company has provided its customers with product warranties. The warranties generally extend for twelve months from the date of start-up or eighteen months after shipment to the customer. The following summarizes the accrual of product warranties that is recorded as part of other accrued charges in the accompanying consolidated balance sheets:

	Three Months	Three Months
	ended	ended
	September 30,	September 30,
	2005	2004

Opening balance	$83,318	$60,442
Payments made during the period	(7,272)	(2,429)
Warranty provision made during the period	10,603	5,276

Closing balance	$86,649	$63,289

Note. 5. Costs and Estimated Earnings on Uncompleted Contracts

	September 30, 2005	June 30, 2005

Costs incurred on uncompleted contracts	$11,761,056	$9,490,859

Estimated earnings	1,433,163	1,067,972

	13,194,219	10,558,831

Billings to date	(13,980,036)	(11,231,969)

	$(785,817)	$(673,138)

Included in accompanying balance sheets
under the following captions:

Deferred contract costs and unbilled revenue	$449,300	$460,739
Billings in excess of costs and estimated
Earnings on uncompleted contracts	(1,235,117)	(1,133,877)
	$(785,817)	$(673,138)

Note 6. Warrants

In July 2005, the Company issued 125,000 warrants to purchase the Company's common stock at a price of $0.584 to Capstone Investments as part of the investment banking agreement signed by the two parties. The warrants will expire in July 2008. Based upon the Black-Scholes calculation, stock-based compensation expense was recorded in the current quarter for $31,250.

Note 7. Goodwill

The Company had adopted SFAS No. 142 effective July 1, 2001, under which goodwill is no longer amortized but is subject to an annual impairment review (or more frequently if deemed appropriate). The Company completed the goodwill impairment test as at April 1, 2005 for the Aftermarket business segment, as required by SFAS No. 142. We have concluded that there has not been an impairment of goodwill associated with the Aftermarket segment for the year ended June 30, 2005. The next impairment test will be conducted April 1, 2006.

Note 8. Share Capital

At the 2002 annual shareholders meeting held December 10, 2002, the 2003 Stock Plan was approved by the shareholders. At the December 11, 2003 board meeting, 125,000 stock options were awarded to the current directors from the 2003 Stock Plan, including 50,000 stock options in recognition of those serving on the Company's audit and compensation committees. These options have an exercise price of $0.28 [Black-Scholes fair value $0.22], which was the market value at the close of business on December 11, 2003, vest immediately and are exercisable for five years from the date of grant.

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

During fiscal 2005, there were no stock options exercised by employees, directors or advisers. During the first quarter of fiscal 2006, 75,000 stock options were exercised. To date in the second quarter of fiscal 2006, 50,000 stock options were exercised.

At the October 31, 2005 board meeting, 100,000 stock options were awarded to the current directors from the 2003 Stock Plan. Additionally, 178,000 stock options were awarded to current employees from the 2000 Stock Plan. These options have an exercise price of $0.75 [Black-Scholes fair value $0.42], which was the market value at the close of business on October 28, 2005, will vest immediately and are exercisable for five years from the date of grant. With this grant, there remain 412,500 options in the 2003 Stock Plan and 3,875 options in the 2000 Stock Plan available for future issuance.

Note 9. Earnings Per Share

Basic earnings per share is calculated based on the weighted average shares of common stock outstanding during the period. Diluted earnings per share is calculated based on the weighted average shares of common stock outstanding, plus the dilutive effect of stock options and warrants outstanding, calculated using the treasury stock method.

Note 10. Segment Information

During fiscal 2004, the Company realigned its business activities on the basis of long-term contracts and components/spare parts. Internal reporting to support decision-making regarding the allocation of resources and evaluation of activities was realigned to be consistent with the alignment of the business. As such the Company commenced reporting to shareholders on the two business segments into which management now classifies the business – OEM systems and Aftermarket. The comparative segment information has been reclassified to be consistent with this presentation.

	Three Months	Three Months
	ended September	ended September
	30, 2005	30, 2004
Income before provision for
income taxes:
OEM systems	$76,054	$78,020
Aftermarket	$76,519	$49,736
Total	$152,573	$127,756

Note 11. Subsequent Events

On October 6, 2005 a statement of claim was filed against the Company in the Ontario Superior Court of Justice (Canada) by Abuma Manufacturing Limited, a vendor of the Company, in which they claim additional charges for work performed and refute the Company's claim for back charges on a specific project. The claim is for CAD 95,647 in respect of unpaid accounts, CAD 50,000 for aggravated, punitive and/or exemplary damages, interest on the past due accounts and costs of the action. It is the Company's position that the claims are without merit and the Company has filed a statement of defense and counter-claim.

50,000 stock options were exercised to date in the second quarter of fiscal 2006. Additionally, 278,000 options were granted to employees and directors at the October 31, 2005 board meeting. [note 8]

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Forward-looking statements in this Report, including without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that such forward-looking statements involve risks and uncertainties, such as the Company's dependence on environmental regulation and the concentration of its revenues among a small group of customers, which could cause actual results to differ materially from those expressed therein. In evaluating these statements, you should specifically consider the risks discussed in our Annual Report on Form 10-KSB for the year ended June 30, 2005 and other reports or documents that we have filed from time to time with the SEC.

TurboSonic's business is primarily driven by government regulations and related compliance timeframes. The Company's focus has been to offer solutions relative to such regulations and current growth in revenue can, in part, be attributed to TurboSonic's efforts over the past five years in sales & marketing, product development, and participation in international alliances.

The Company has placed an emphasis on product development, to reduce product costs and offer competitive solutions in anticipation of growth in opportunities. To accommodate this emphasis, TurboSonic has hired additional staff to support its project management, customer service and product development efforts. While these investments impacted present earnings, the effectiveness of management's planning is evidenced by increasing revenues, as well as increased visibility in the marketplace and a growing international presence, all resulting in improved returns to the shareholders. These improvements have made a significant improvement in year on year results, with a record backlog entering the 2006 fiscal year.

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

Three Months ended September 30, 2005
Compared with Three Months ended September 30, 2004

OEM systems revenue increased by $885,901 (53.1%) to $2,555,141 for the three-month period ended September 30, 2005 from $1,669,240 for the same period in fiscal 2005. The increase is the result of increased OEM system sales in the period, and in particular, those of Wet Electrostatic Precipitators ("WESP") and venturi scrubbers, for the reasons discussed above.

Aftermarket revenue increased by $160,267 (20.6%) to $938,062 for the three month period ended September 30, 2005 from $711,795 for the same period one year earlier. The increased revenue is the result of increased shipments of evaporative gas cooling components in the first quarter of fiscal 2006.

OEM systems costs increased by $851,484 (66.5%) to $2,131,202 for the three months ended September 30, 2005 from $1,279,718 for the same period in fiscal 2005. The higher costs are due to the increased volume of OEM systems work, as discussed above. As a percentage of OEM systems revenue, the OEM systems cost increased to 83.4% for the three month period ended September 30, 2005 from 76.7% for the same period in fiscal 2005, due to cost overruns in the 3 months ended September 30, 2005 in a certain WESP system order, not duplicated in the first quarter of fiscal 2004.

Aftermarket costs increased by $104,051 (20.1%) to $622,391 for the three month period ended September 30, 2005 from $518,340 for the same period one year earlier. The higher costs recorded were due to the increased revenue volume discussed above. As a percentage of Aftermarket revenue, the Aftermarket costs decreased to 66.4% for the three-month period ended September 30, 2005 from 66.6% for the same period in fiscal 2005.

Selling, general and administrative expenses increased $43,275 (8.6%) to $544,665 for the three month period ended September 30, 2005 from $501,390 for the same period in fiscal 2005. The variance was the result of increases in sales expenses including travel expense. As a percentage of total revenue, selling, general and administrative expenses were 15.6% for the quarter ended September 30, 2005 and 20.5% for the same period a year earlier. Also included in total expenses was $31,250 for stock-based compensation expense for the three-month period ended September 30, 2005, and $701 for the same period in fiscal 2005. The stock-based compensation for the current quarter relates to the expense for warrants issued to Capstone Investments as part of an investment banking agreement recently signed by the two parties.

The income before tax increased $24,817 to $152,573 from the income before taxes of $127,756 for the same period in fiscal 2005. Income tax recovery of $60 was recorded in the three month period ended September 30, 2005 compared to an income tax expense of $500 in the same period one year ago.

An "other comprehensive income" of $72,880 was recorded for the three months ended September 30, 2005, as compared to "other comprehensive income" of $84,889 for the same period in fiscal 2005. The change in "other comprehensive income (loss)" between the comparative quarters was the result of the fluctuation in the value of the Canadian dollar relative to the US dollar in the two fiscal periods, and the resulting changes in our balance sheet relative to Canadian dollar-denominated accounts.

Liquidity and Capital Resources

The Company had net cash applied to operating activities of $192,611 for the three-month period ended September 30, 2005 as compared to net cash provided by operating activities of $548,122 for the same period in fiscal 2005. The net cash applied for the three-month period ended September 30, 2005 is primarily the result of the increase in accounts receivable. The net cash provided in the prior three-month period was the result of the operating income, decreased accounts receivable and an increase in billings in excess of costs and estimated earnings on uncompleted contracts. The operating income in the latter period was the result of an increased level of OEM system orders as discussed above.

At September 30, 2005, the Company had working capital of $655,191, as compared to working capital as at June 30, 2005 of $370,644, an increase of $284,547. The Company's current ratio (current assets divided by current liabilities) was 1.21 and 1.13 as at September 30, 2005 and June 30, 2005, respectively.

The Company's contracts typically provide for progress payments based upon the achievement of performance milestones or the passage of time. The Company's contracts often provide for the Company's customers to retain a portion of the contract price until the achievement of performance guarantees has been demonstrated. The Company endeavours to have its progress billings exceed its costs and estimated earnings on uncompleted contracts; however, it is possible that, at any point in time, costs and estimated earnings can exceed progress billings on uncompleted contracts, which would negatively impact cash flow and working capital. At September 30, 2005, "Billings in excess of costs and estimated earnings on uncompleted contracts" exceeded "Deferred contract costs and unbilled revenue" by $785,817, thereby favourably impacting cash flow. At June 30, 2005, "Billings in excess of costs and estimated earnings on uncompleted contracts" also exceeded "Deferred contract costs and unbilled revenue" by $673,138. The variances are the result of favourable terms of payment with our current contracts in progress.

The Company's backlog at September 30, 2005 was approximately $9.9 million, of which the Company believes 78% will be shipped prior to the end of the current fiscal year.

At September 30, 2005, the cash balance was $1,192,218, which is a decrease of $86,199 compared to June 30, 2005. The Company received new OEM systems orders valued at over $11.8 million in fiscal 2005, with positive revenue impact expected for fiscal 2006 in the amount of $7.5 million and for fiscal 2007 in the amount of $2.1 million. Additionally, the Company has received OEM system orders totaling $2.1 million in the first quarter of fiscal 2006, which orders should have a positive impact on fiscal 2006 revenue. TurboSonic has no outside debt. Based upon the current cash position, initiatives to lower product costs, expected revenue for fiscal 2006 of at least $11.2 million based upon first quarter revenue and orders in-house at September 30, 2005, anticipated new OEM orders and a steady stream of Aftermarket orders, the Company believes that projected cash generated from operations will be sufficient to meet its cash needs through the fiscal year ending June 30, 2006.

Quantitative and Qualitative Information About Market Risk

The Company does not engage in trading market risk sensitive instruments and does not purchase hedging instruments or "other than trading" instruments that are likely to expose the Company to market risks, whether interest rate, foreign currency exchange, commodity price or equity prices risk. The Company has not entered into forward or future contracts, purchased options nor entered into swaps. The Company has no outstanding debt, which could subject it to the risk of interest rate fluctuations.

Item 3. Controls and Procedures.

Management of the Company carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of September 30, 2005. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by it in reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in the Company's internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II – Other Information

Item 1.	Not applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

As part of the investment banking agreement signed by the Company and Capstone Investments, the
Company issued, during the three months ended September 30, 2005, 125,000 warrants to Capstone.
The warrants have an exercise price of $0.584 per share and an expiry date of July 2008. The warrants were not registered under the Securities Act of 1933 because such warrants were offered and sold in a transaction not involving a public offering, and therefore exempt from registration under the Securities
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

Dated: November 14, 2005

TURBOSONIC TECHNOLOGIES, INC.

By: /s/ PATRICK J. FORDE
Patrick J. Forde, President,
Secretary and Treasurer
(Chief Financial Officer)