Form 10QSB
period 2005-12-31
TURBOSONIC TECHNOLOGIES INC
filed 2006-02-14
CIK 900393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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

Yes               No

Indicate by check mark whether the Issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes               No

The number of shares outstanding of the Issuer's common stock as of December 31, 2005:     13,261,496

Transitional Small Business Disclosure Format (check one):

Yes               No

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	Form 10-QSB

INDEX

PART I: FINANCIAL INFORMATION	PAGE
ITEM 1: Consolidated Condensed Statement of Income (Loss) and Comprehensive Income (Loss)
(Unaudited) for the Three-Month and Six Month Periods Ended December 31, 2005 and
December 31, 2004	3
Consolidated Condensed Balance Sheet (Unaudited) at December 31, 2005 and June 30, 2005	4
Consolidated Condensed Statement of Cash Flows (Unaudited) for the Six Month Periods Ended
December 31, 2005 and December 31, 2004	5
Notes to Consolidated Financial Statements (Unaudited)	6-8
ITEM 2: Management's Discussion and Analysis of Financial Conditions and Results of Operation	8-10
ITEM 3: Controls and Procedures	10

PART II: OTHER INFORMATION
ITEM 1: Legal Proceedings	11
ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds	11
ITEM 3: Defaults Upon Senior Securities	11
ITEM 4: Submission of Matters to a Vote of Security Holders	11
ITEM 5: Other Information	11
ITEM 6: Exhibits	11
Signature	11

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	Form 10-QSB

PART I: FINANCIAL INFORMATION

ITEM 1

CONSOLIDATED CONDENSED STATEMENT OF INCOME (LOSS)
AND COMPREHENSIVE INCOME (LOSS)
United States dollars (unaudited)

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	December 31,	December 31,	December 31,	December 31,
	2005	2004	2005	2004
	$	$	$	$
OEM systems revenue	5,591,040	408,676	8,138,419	2,093,782
Aftermarket revenue	944,143	818,280	1,889,967	1,580,209
Total revenue	6,535,183	1,226,956	10,028,386	3,673,991

OEM systems costs	4,652,506	591,812	6,783,708	1,871,530
Aftermarket costs	548,215	536,979	1,170,606	1,055,319
Total cost of goods sold	5,200,721	1,128,791	7,954,314	2,926,849
Gross profit	1,334,462	98,165	2,074,072	747,142

Selling, general and administrative expenses	710,101	550,899	1,254,766	1,052,289
Stock-based compensation expense	--	581	31,250	1,282
Depreciation and amortization	19,404	20,307	34,279	40,020
Total expenses	729,505	571,787	1,320,295	1,093,591

Income (loss) from operations	604,957	(473,622)	753,777	(346,449)
Interest income net	7,253	201	11,006	784
Income (loss) before taxes	612,210	(473,421)	764,783	(345,665)
Provision for income taxes, net of US and Canadian	15,379	--	15,319	500
tax losses carried forward
Net income (loss)	596,831	(473,421)	749,464	(346,165)
Other comprehensive income:
Foreign currency translation	(3,029)	66,627	69,851	151,516
Comprehensive income (loss)	593,802	(406,794)	819,315	(194,649)
Weighted average number of shares	13,247,230	13,134,030	13,213,439	13,134,030
Diluted weighted average number of shares [note 8]	13,811,988	13,134,030	13,778,196	13,134,030
Basic EPS	0.05	(0.04)	0.06	(0.03)
Diluted EPS	0.04	(0.04)	0.05	(0.03)

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	Form 10-QSB

CONSOLIDATED CONDENSED BALANCE SHEET
United States dollars (unaudited)

	December 31, 2005	June 30, 2005
	$	$
ASSETS
Current assets:
Cash	1,228,896	1,278,417
Contracts and accounts receivable, net of allowance for doubtful accounts of nil and nil	1,626,353	1,142,953
Retentions receivable	318,840	134,565
Deferred contract costs and unbilled revenue [note 4]	2,265,576	460,739
Inventories	103,281	79,579
Other current assets	47,841	69,860
Total current assets	5,590,787	3,166,113

Capital assets, at cost, net of accumulated depreciation	109,307	101,703
Goodwill [note 6]	398,897	398,897
Other assets	13,904	22,041

Total assets	6,112,895	3,688,754

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	2,068,253	1,326,385
Accrued expenses	386,077	328,467
Billings in excess of costs and estimated earnings on uncompleted contracts [note 4]	1,848,121	1,133,877
Income taxes payable	17,813	--
Obligations under capital leases, current portion	7,084	6,740
Total current liabilities	4,327,348	2,795,469
Obligations under capital leases, long-term portion	921	4,350
	4,328,269	2,799,819
Stockholders' equity
Authorized share capital
30,000,000 common shares, par value $0.10 per share
1,500 preferred shares, no par value
Issued share capital
8,109,790 common shares [7,982,290 at June 30, 2005]	2,359,818	2,349,818
5,151,706 common shares reserved for the conversion of the subsidiary's
Class B exchangeable shares
Additional paid – in capital [notes 5 and 7]	2,091,285	2,024,909
	4,451,103	4,374,727
Accumulated other comprehensive income	328,318	258,467
Accumulated deficit	(2,994,795)	(3,744,259)

Total stockholders' equity	1,784,626	888,935

Total liabilities and stockholders' equity	6,112,895	3,688,754

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	Form 10-QSB

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
United States dollars (unaudited)

	For the Six	For the Six
	Months Ended	Months Ended
	December 31, 2005	December 31, 2004
	$	$
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	749,464	(346,165)
Add charge to operations not requiring a current cash payment:
Stock-based compensation expense	31,250	1,282
Depreciation and amortization	34,279	40,020
	814,993	(304,863)

CHANGES IN NON-CASH BALANCES RELATED TO OPERATIONS
(Increase) in contracts & accounts receivable:	(427,718)	(502,331)
(Increase) in retentions receivable	(175,093)	(76,883)
(Increase) in inventories	(19,384)	(17,071)
(Increase) in deferred contract costs and unbilled revenue	(1,759,233)	(88,479)
Decrease in other current assets	24,564	28,332
Decrease in other assets	8,290	741
Increase in accounts payable and accrued expenses	710,210	86,191
Increase in unearned revenue and contract advances	665,778	869,308
Increase in income taxes payable	17,580	--
	(955,006)	299,808
Net cash (applied to) operating activities	(140,013)	(5,055)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of capital assets	(36,875)	(8,253)
Net cash (applied to) investing activities	(36,875)	(8,253)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of shares	45,125	--
(Repayment) of capital leases	(3,604)	(4,285)
Net cash provided by (applied to) financing activities	41,521	(4,285)

Effect of exchange rate change on cash	85,846	131,029

Net cash provided (applied) during the period	(49,521)	113,436
Cash – beginning of period	1,278,417	219,738
Cash – end of period	1,228,896	333,174

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	Form 10-QSB

NOTE 1: GENERAL

The Company, directly and through subsidiaries, designs and markets integrated air pollution control and industrial gas cooling/conditioning systems including liquid atomization technology and dust suppression systems to ameliorate or abate industrial environmental problems.

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended December 31, 2005 are not necessarily indicative of the results that may be expected for the year ending June 30, 2006. These consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2005.

NOTE 2: STOCK-BASED COMPENSATION

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	December 31, 2005	December 31, 2004	December 31, 2005	December 31, 2004
	$	$	$	$

Net income (loss)	596,831	(473,421)	749,464	(346,165)
Stock-based compensation expense
under APB No. 25	(120,960)	581	(120,960)	1,282
Stock-based compensation expense
under SFAS No. 123	--	(1,071)	--	(2,142)
Pro forma income (loss)	475,871	(473,911)	628,504	(347,025)

Pro forma income per share:
Basic	0.04	(0.04)	0.05	(0.03)
Diluted	0.03	(0.04)	0.05	(0.03)

NOTE 3: WARRANTY

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

As part of the normal sale of OEM systems, the Company has provided its customers with product warranties. The warranties generally extend for twelve months from the date of start-up or eighteen months after shipment to the customer. The following summarizes the accrual of product warranties that is recorded as part of other accrued charges in the accompanying consolidated balance sheets:

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	Form 10-QSB

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	December 31, 2005	December 31, 2004	December 31, 2005	December 31, 2004
	$	$	$	$

Opening balance	86,649	63,289	83,318	60,442
Payments made during the period	(4,881)	(2,313)	(12,153)	(4,742)
Warranty provision made during the period	4,659	8,189	15,262	13,465
Closing balance	86,427	69,165	86,427	69,165

NOTE 4: COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

	December 31, 2005	June 30, 2005
	$	$

Costs incurred on uncompleted contracts	15,050,471	9,490,859
Estimated earnings	1,507,399	1,067,972
	16,557,870	10,558,831
Billings to date	(16,140,415)	(11,231,969)
	417,455	(673,138)
Included in accompanying balance sheets under the following captions:
Deferred contract costs and unbilled revenues	2,265,576	460,739
Estimated earnings	(1,848,121)	(1,133,877)
	417,455	(673,138)

NOTE 5: WARRANTS

In July 2005, the Company issued 125,000 warrants to purchase the Company's common stock at a price of $0.584 to Capstone Investments as part of the investment banking agreement signed by the two parties. The warrants will expire in July 2008. Based upon the Black-Scholes calculation, stock-based compensation expense was recorded in the first quarter for $31,250.

NOTE 6: GOODWILL

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

NOTE 7: SHARE CAPITAL

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

During fiscal 2005, there were no stock options exercised by employees, directors or advisers. During the first and second quarters of fiscal 2006, 75,000 and 50,000 stock options, respectively, were exercised.

At the October 31, 2005 board meeting, 100,000 stock options were awarded to the current directors from the 2003 Stock Plan and 40,000 stock options were reserved for new directors. These stock options were subsequently awarded to new directors at the November 21st and December 8th board meetings Additionally, 178,000 stock options were awarded to current employees from the 2000 Stock Plan. These options have an exercise price of $0.75 [Black-Scholes fair value $0.42], which was the market value at the close of business on October 28, 2005, will vest immediately and are exercisable for five years from the date of grant. With this grant, there remain 372,500 options in the 2003 Stock Plan and 3,875 options in the 2000 Stock Plan available for future issuance.

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	Form 10-QSB

NOTE 8: EARNINGS PER SHARE

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

NOTE 9: SEGMENT INFORMATION

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

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	December 31, 2005	December 31, 2004	December 31, 2005	December 31, 2004
	$	$	$	$

Income (loss) before provision for
income taxes:
OEM systems	501,967	(522,590)	570,560	(428,770)
Aftermarket	110,243	49,169	194,223	83,105
Total	612,210	(473,421)	764,783	(345,665)

NOTE 10: CONTINGENT LIABILITY

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

During fiscal 2005 and the first six months of fiscal 2006, the OEM systems business segment experienced significant bookings, in particular in the wood products industry, while the order levels for the Aftermarket business segment have continued relatively constant. Although there can be no assurances that this trend of increased OEM system orders will continue, these new OEM systems order placements are expected to have a positive revenue impact in all quarters of fiscal 2006.

Three Months ended December 31, 2005 Compared with Three Months ended December 31, 2004

OEM systems revenue increased by $5,182,364 (1268%) to $5,591,040 for the three-month period ended December 31, 2005 from $408,676 for the same period in fiscal 2005. The increase is the result of increased sales in the period, and in particular, those of Wet Electrostatic Precipitator ("WESP") systems and components, for the reasons discussed above.

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	Form 10-QSB

Aftermarket revenue increased by $125,863 (15.4%) to $944,143 for the three month period ended December 31, 2005 from $818,280 for the same period one year earlier. The increased revenue is the result of increased shipments of evaporative gas cooling components in the second quarter of fiscal 2006.

OEM systems costs increased by $4,060,694 (686%) to $4,652,506 for the three months ended December 31, 2005 from $591,812 for the same period in fiscal 2005. The higher costs are due to the increased volume of OEM systems work, as discussed above, together with provision for additional contract-specific start-up and site backcharges on a WESP project. As a percentage of OEM systems revenue, the OEM systems cost decreased to 83.2% for the three month period ended December 31, 2005 from 144.8% for the same period in fiscal 2005, as the provision in the same quarter in fiscal 2005 for contract-specific rework costs relating to performance issues was not repeated in the quarter ended December 31, 2005.

Aftermarket costs increased by $11,236 (2.1%) to $548,215 for the three month period ended December 31, 2005 from $536,979 for the same period one year earlier. The higher costs recorded were due to the increased revenue volume discussed above. As a percentage of Aftermarket revenue, the Aftermarket costs decreased to 58.1% for the three-month period ended December 31, 2005 from 65.6% for the same period in fiscal 2005. The decreased ratio of costs to revenue for the three month period ended December 31, 2005 compared to the same period one year earlier was the result of favourable variances in the fiscal period ended December 31, 2005 on close-out of evaporative cooling projects.

Selling, general and administrative expenses increased $159,202 (28.9%) to $710,101 for the three month period ended December 31, 2005 from $550,899 for the same period in fiscal 2005. The variance was the result of increases in sales expenses including additional personnel and travel expense, and finance and administration costs. As a percentage of total revenue, selling, general and administrative expenses were 10.9% for the quarter ended December 31, 2005 and 44.9% for the same period a year earlier. Also included in total expenses was nil of stock-based compensation expense for the three-month period ended December 31, 2005, and $581 for the same period in fiscal 2005.

The income before tax increased $1,085,631 to $612,210 from the loss before taxes of $473,421 for the same period in fiscal 2005. Income tax expense of $15,379 was recorded in the three month period ended December 31, 2005 and no expense in the same period one year ago.

An "other comprehensive loss" of $3,029 was recorded for the three months ended December 31, 2005, as compared to "other comprehensive income" of $66,627 for the same period in fiscal 2005. The change in "other comprehensive income" between the comparative quarters was the result of the fluctuation in the value of the Canadian dollar relative to the US dollar in the two fiscal periods, and the resulting changes in our balance sheet relative to Canadian dollar-denominated accounts.

Six Months ended December 31, 2005 Compared with Six Months ended December 31, 2004

OEM systems revenue increased by $6,044,637 (288.7%) to $8,138,419 for the six-month period ended December 31, 2005 from $2,093,782 for the same period in fiscal 2005. The increase is the result of increased sales in the period, and in particular, those of WESP systems and components and venturi scrubbers, for the reasons discussed above.

Aftermarket revenue increased by $309,758 (19.6%) to $1,889,967 for the six month period ended December 31, 2005 from $1,580,209 for the same period one year earlier. The increased revenue is the result of increased shipments of evaporative gas cooling components in the first two quarters of fiscal 2006.

OEM systems costs increased by $4,912,178 (262.5%) to $6,783,708 for the six months ended December 31, 2005 from $1,871,530 for the same period in fiscal 2005. The higher costs are due to the increased volume of OEM systems work, as discussed above, together with provision for additional contract-specific start-up and site backcharges on a WESP project. As a percentage of OEM systems revenue, the OEM systems cost decreased to 83.4% for the six month period ended December 31, 2005 from 89.4% for the same period in fiscal 2005, as the provision in the same period in fiscal 2005 for contract-specific rework costs relating to performance issues was not repeated in the period ended December 31,2005.

Aftermarket costs increased by $115,287 (10.9%) to $1,170,606 for the six month period ended December 31, 2005 from $1,055,319 for the same period one year earlier. The higher costs recorded were due to the increased revenue volume discussed above. As a percentage of Aftermarket revenue, the Aftermarket costs decreased to 61.9% for the six-month period ended December 31, 2005 from 66.8% for the same period in fiscal 2005. The decreased ratio of costs to revenue for the six month period ended December 31, 2005 compared to the same period one year earlier was the result of favourable variances in the fiscal period ended December 31, 2005 on close-out of evaporative cooling component orders.

Selling, general and administrative expenses increased $202,477 (19.2%) to $1,254,766 for the six month period ended December 31, 2005 from $1,052,289 for the same period in fiscal 2005. The variance was the result of increases in sales expenses including additional personnel and travel expense and administration and finance expenses. As a percentage of total revenue, selling, general and administrative expenses were 12.5% for the six month period ended December 31, 2005 and 28.68% for the same period a year earlier. Also included in total expenses was $31,250 of stock-based compensation expense for the six-month period ended December 31, 2005, and $1,282 for the same period in fiscal 2005.

The income before tax increased $1,110,448 to $764,783 from the loss before taxes of $345,665 for the same period in fiscal 2005. Income tax expense of $15,319 was recorded in the six month period ended December 31, 2005 compared to an income tax expense of $500 in the same period one year ago.

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	Form 10-QSB

An "other comprehensive income" of $69,851 was recorded for the six months ended December 31, 2005, as compared to "other comprehensive income" of $151,516 for the same period in fiscal 2005. The change in "other comprehensive income" between the comparative quarters was the result of the fluctuation in the value of the Canadian dollar relative to the US dollar in the two fiscal periods, and the resulting changes in our balance sheet relative to Canadian dollar-denominated accounts.

Liquidity and Capital Resources

The Company had net cash applied to operating activities of $140,013 for the six-month period ended December 31, 2005 as compared to net cash applied to operating activities of $5,055 for the same period in fiscal 2005. The net cash applied for the six-month period ended December 31, 2005 is primarily the result of the operating income largely offset by increased deferred contract costs and unbilled revenue. The net cash applied in the prior six-month period was the result of the operating loss largely offset by increased unearned revenue and contract advances..

At December 31, 2005, the Company had working capital of $1,263,439, as compared to working capital as at June 30, 2005 of $370,644, an increase of $892,795. The Company's current ratio (current assets divided by current liabilities) was 1.29 and 1.13 as at December 31, 2005 and June 30, 2005, respectively.

The Company's contracts typically provide for progress payments based upon the achievement of performance milestones or the passage of time. The Company's contracts often provide for the Company's customers to retain a portion of the contract price until the achievement of performance guarantees has been demonstrated. The Company endeavours to have its progress billings exceed its costs and estimated earnings on uncompleted contracts; however, it is possible that, at any point in time, costs and estimated earnings can exceed progress billings on uncompleted contracts, which would negatively impact cash flow and working capital. At December 31, 2005, "Deferred contract costs and unbilled revenue" exceeded "Billings in excess of costs and estimated earnings on uncompleted contracts" by $417,455, thereby negatively impacting cash flow. At June 30, 2005, "Billings in excess of costs and estimated earnings on uncompleted contracts" exceeded "Deferred contract costs and unbilled revenue" by $673,138. The variances are the result of unfavourable (current period) and favourable (previous period) terms of payment with our current contracts in progress.

The Company's backlog at December 31, 2005 was approximately $12 million, of which the Company believes approximately 40% will be shipped prior to the end of the current fiscal year.

At December 31, 2005, the cash balance was $1,228,896, which is a decrease of $49,521 compared to June 30, 2005. The Company received new OEM systems orders valued at over $11.8 million in fiscal 2005, with positive revenue impact expected for fiscal 2006 in the amount of $7.5 million and for fiscal 2007 in the amount of $2.1 million. Additionally, the Company has received OEM system orders totaling $10.2 million in the first two quarters of fiscal 2006, which orders should have a positive impact on fiscal 2006 revenue. TurboSonic has no outside debt. Based upon the current cash position, initiatives to lower product costs, expected revenue for fiscal 2006 of at least $14.8 million based upon first half revenue and orders in-house at December 31, 2005, anticipated new OEM orders and a steady stream of Aftermarket orders, the Company believes that projected cash generated from operations will be sufficient to meet its cash needs through December 31, 2006.

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

ITEM 3: CONTROLS AND PROCEDURES

Management of the Company carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of December 31, 2005. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by it in reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission

There has not been any change in the Company's internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	Form 10-QSB

PART II: OTHER INFORMATION

ITEM 1: Not applicable.

ITEM 2: Not applicable.

ITEM 3: Not applicable

ITEM 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held December 8, 2005.
The voting results of the meeting were as follows:

1)	Election of Officers:

	Name	For	Against

	Edward F. Spink	10,200,386	8,519
	Patrick J. Forde	10,194,386	14,519
	Richard H. Hurd	10,196,192	12,713
	Dr. Donald R. Spink	10,198,352	10,553
	Julien J. Hradecky	10,202,716	6,189
	Glen O. Wright	10,202,716	6,189

2)	Ratification of Selection of Mintz & Partners LLP as Independent Auditors:

	For	Against	Abstention

	10,181,722	10,986	16,197

ITEM 5: Not applicable

ITEM 6: Exhibit 31.1         Rule 13a-14(a)/15d-14(a) Certifications
                Exhibit 32.1         Section 1350 Certifications

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 14, 2006

TURBOSONIC TECHNOLOGIES, INC.

By: /s/ Patrick J. Forde
Patrick J. Forde, President,
Secretary and Treasurer
(Chief Financial Officer)