Form 10QSB
period 2006-03-31
TURBOSONIC TECHNOLOGIES INC
filed 2006-05-15
CIK 900393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

Commission file number 0-21832

TURBOSONIC TECHNOLOGIES, INC.
(Exact Name of Small Business Issuer in its Charter)

Delaware	13-1949528
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

550 Parkside Drive, Suite A-14,
Waterloo, Ontario, Canada
N2L 5V4
(Address of principal executive offices)

(519) 885-5513
(Issuer’s telephone number, including area code)

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒                  No □

Indicate by check mark whether the Issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes □                 No  ☒

The number of shares outstanding of the Issuer's common stock as of March 31, 2006:         13,461,928

Transitional Small Business Disclosure Format (check one): Yes □                 No  ☒

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	Form 10-QSB

INDEX

PART I: FINANCIAL INFORMATION	PAGE
ITEM 1: Consolidated Condensed Statement of Income (Loss) and Comprehensive Income (Loss)
(Unaudited) for the Three-Month and Nine Month Periods Ended March 31, 2006 and March 31, 2005	3
Consolidated Condensed Balance Sheet (Unaudited) at March 31, 2006 and June 30, 2005	4
Consolidated Condensed Statement of Cash Flows (Unaudited) for the Nine Month Periods
Ended March 31, 2006 and March 31, 2005	5
Notes to Consolidated Financial Statements (Unaudited)	6-8
ITEM 2: Management’s Discussion and Analysis of Financial Conditions and Results of Operation	8-10
ITEM 3: Controls and Procedures	10

PART II: OTHER INFORMATION
ITEM 1: Legal Proceedings	11
ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds	11
ITEM 3: Defaults Upon Senior Securities	11
ITEM 4: Submission of Matters to a Vote of Security Holders	11
ITEM 5: Other Information	11
ITEM 6: Exhibits	11
Signature	11

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	Form 10-QSB

PART I: FINANCIAL INFORMATION

ITEM 1

CONSOLIDATED CONDENSED STATEMENT OF INCOME (LOSS)
AND COMPREHENSIVE INCOME (LOSS)
United States dollars (unaudited)

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	March 31, 2006	March 31, 2005	March 31, 2006	March 31, 2005
	$	$	$	$
OEM systems revenue	2,116,204	3,309,462	10,257,219	5,371,863
Aftermarket revenue	1,038,298	771,140	2,925,669	2,382,730
Total revenue	3,154,502	4,080,602	13,182,888	7,754,593

OEM systems costs	1,827,758	3,006,196	8,611,466	4,877,726
Aftermarket costs	643,299	514,143	1,813,905	1,569,462
Total cost of goods sold	2,471,057	3,520,339	10,425,371	6,447,188
Gross profit	683,445	560,263	2,757,517	1,307,405

Selling, general and administrative expenses	655,120	538,349	1,909,886	1,590,685
Stock-based compensation expense	--	510	31,250	1,792
Depreciation and amortization	22,313	20,451	56,592	60,471
Total expenses	677,433	559,310	1,997,728	1,652,948

Income (loss) from operations	6,012	953	759,789	(345,543)
Interest income net	11,185	2,445	22,191	3,229
Income (loss) before taxes	17,197	3,398	781,980	(342,314)
(Recovery) provision for income taxes, net of US and Canadian tax losses carried forward	(14,894)	(19,287)	425	(18,787)
Net income (loss)	32,091	22,685	781,555	(323,527)

Other comprehensive income:
Foreign currency translation	(1,766)	(12,120)	68,085	139,396
Comprehensive income (loss)	30,325	10,565	849,640	(184,131)

Weighted average number of shares	13,372,842	13,134,030	13,267,406	13,134,030
Diluted weighted average number of shares [note 8]	13,910,025	13,134,030	13,804,589	13,134,030
Basic EPS	0.00	0.00	0.06	(0.02)
Diluted EPS	0.00	0.00	0.06	(0.02)

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	Form 10-QSB

CONSOLIDATED CONDENSED BALANCE SHEET
United States dollars

		March 31, 2006	June 30, 2005
		(unaudited)	(audited)
		$	$
ASSETS
Current assets:
Cash		2,358,967	1,278,417
Contracts and accounts receivable, net of allowance for doubtful accounts of nil and nil		2,939,185	1,142,953
Retentions receivable		204,210	134,565
Deferred contract costs and unbilled revenue [note 4]		522,673	460,739
Inventories		102,372	79,579
Other current assets		122,827	69,860
Total current assets		6,250,234	3,166,113

Capital assets, at cost, net of accumulated depreciation		116,129	101,703
Goodwill [note 6]		398,897	398,897
Other assets		13,898	22,041

Total assets		6,779,158	3,688,754

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable		534,330	1,326,385
Accrued expenses		515,465	328,467
Billings in excess of costs and estimated earnings on uncompleted contracts [note 4]		3,839,652	1,133,877
Income taxes payable		3,043	--
Obligations under capital leases, current portion		6,092	6,740
Total current liabilities		4,898,582	2,795,469
Obligations under capital leases, long-term portion		--	4,350
		4,898,582	2,799,819

Stockholders’ equity
Authorized share capital
30,000,000	common shares, par value $0.10 per share
1,500	preferred shares, no par value
Issued share capital
10,888,924	common shares [7,982,290 at June 30, 2005]	2,375,617	2,349,818
2,573,004	common shares reserved for the conversion of the subsidiary’s
	Class B exchangeable shares
Additional paid – in capital [notes 5 and 7]		2,141,111	2,024,909
		4,516,728	4,374,727
Accumulated other comprehensive income		326,552	258,467
Accumulated deficit		(2,962,704)	(3,744,259)

Total stockholders’ equity		1,880,576	888,935

Total liabilities and stockholders’ equity		6,779,158	3,688,754

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	Form 10-QSB

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
United States dollars (unaudited)

	For the Nine	For the Nine
	Months Ended	Months Ended
	March 31, 2006	March 31, 2005
	$	$
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	781,555	(323,527)
Add charge to operations not requiring a current cash payment:
Stock-based compensation expense	31,250	1,792
Depreciation and amortization	56,592	60,471
	869,397	(261,264)

CHANGES IN NON-CASH BALANCES RELATED TO OPERATIONS
(Increase) in contracts & accounts receivable:	(1,739,343)	(202,958)
(Increase) in retentions receivable	(62,915)	(16,326)
(Increase) in inventories	(18,848)	(13,023)
(Increase) in deferred contract costs and unbilled revenue	(39,683)	(101,339)
(Increase) in other current assets	(49,848)	(49,076)
Decrease in other assets	8,290	575
(Decrease) increase in accounts payable and accrued expenses	(681,271)	1,176,802
Increase in unearned revenue and contract advances	2,650,984	983,642
Increase in income taxes payable	3,037	--
	70,403	1,778,297
Net cash provided by operating activities	939,800	1,517,033

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of capital assets	(66,249)	(12,432)
Net cash (applied to) investing activities	(66,249)	(12,432)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of shares	110,750	--
(Repayment) of capital leases	(5,533)	(5,910)
Net cash provided by (applied to) financing activities	105,217	(5,910)

Effect of exchange rate change on cash	101,782	159,367

Net cash provided during the period	1,080,550	1,658,058
Cash – beginning of period	1,278,417	219,738
Cash – end of period	2,358,967	1,877,796

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	Form 10-QSB

NOTE 1: GENERAL

The Company, directly and through subsidiaries, designs and markets integrated air pollution control and industrial gas cooling/conditioning systems including liquid atomization technology and dust suppression systems to ameliorate or abate industrial environmental problems.

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending June 30, 2006. These consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2005.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information is as follows:

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	March 31, 2006	March 31, 2005	March 31, 2006	March 31, 2005
	$	$	$	$

Net income (loss)	32,091	22,685	781,555	(323,527)
Stock-based compensation expense under APB No. 25	--	510	--	1,792
Stock-based compensation expense under SFAS No. 123	(6,300)	(510)	(127,260)	(2,652)
Pro forma income (loss)	25,791	22,685	654,295	(324,387)

Pro forma income per share:
Basic	0.00	0.00	0.05	(0.03)
Diluted	0.00	0.00	0.05	(0.03)

NOTE 3: WARRANTY

In accordance with FIN 45, "Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others", the Company is required to make the following disclosure regarding product warranties.

As part of the normal sale of OEM systems, the Company has provided its customers with product warranties. The warranties generally extend for twelve months from the date of start-up or eighteen months after shipment to the customer. The following summarizes the accrual of product warranties that is recorded as part of other accrued charges in the accompanying consolidated balance sheets:

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	Form 10-QSB

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	March 31, 2006	March 31, 2005	March 31, 2006	March 31, 2005
	$	$	$	$

Opening balance	86,427	69,165	83,318	60,442
Payments made during the period	(8,047)	(114)	(19,424)	(4,856)
Transfers made during the period[1]	--	(18,986)	--	(18,986)
Warranty provision made during the period	7,677	(436)	22,163	13,029
Closing balance	86,057	49,629	86,057	49,629

Note 1 - The transfer noted above was a re-allocation to the reserve for doubtful accounts

NOTE 4: COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

	March 31, 2006	June 30, 2005
	$	$

Costs incurred on uncompleted contracts	16,248,487	9,490,859
Estimated earnings	1,635,498	1,067,972
	17,883,985	10,558,831
Billings to date	(21,200,964)	(11,231,969)
	(3,316,979)	(673,138)
Included in accompanying balance sheets under the following captions:
Deferred contract costs and unbilled revenues	522,673	460,739
Billings in excess of costs and estimated earnings on uncompleted contracts	(3,839,652)	(1,133,877)
	(3,316,979)	(673,138)

NOTE 5: WARRANTS

In July 2005, the Company issued 125,000 warrants to purchase the Company’s common stock at a price of $0.584 to Capstone Investments as part of the investment banking agreement signed by the two parties. The warrants will expire in July 2008. Based upon the Black-Scholes calculation, stock-based compensation expense was recorded in the first quarter for $31,250.

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

During fiscal 2005, there were no stock options exercised by employees, directors or advisers. During the first, second and third quarters of fiscal 2006, 75,000, 50,000 and 203,125 stock options, respectively, were exercised.

At the October 31, 2005 board meeting, 100,000 stock options were awarded to the current directors from the 2003 Stock Plan and 40,000 stock options were reserved for new directors. These stock options were subsequently awarded to new directors at the November 21st and December 8th board meetings. Additionally, 178,000 stock options were awarded to current employees from the 2000 Stock Plan. These options have an exercise price of $0.75 [Black-Scholes fair value $0.42], which was the market value at the close of business on October 28, 2005, will vest immediately and are exercisable for five years from the date of grant. With this grant, there remain 372,500 options in the 2003 Stock Plan and 3,875 options in the 2000 Stock Plan available for future issuance.

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	Form 10-QSB

NOTE 8: EARNINGS PER SHARE

Basic earnings per share is calculated based on the weighted average shares of common stock outstanding during the period. Diluted earnings per share is calculated based on the weighted average shares of common stock outstanding, plus the dilutive effect of stock options and warrants outstanding, calculated using the treasury stock method. For the three and nine-month periods ended March 31, 2005, all warrants and stock options have been excluded from the denominator for the EPS calculation, as these instruments would be anti-dilutive.

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

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	March 31, 2006	March 31, 2005	March 31, 2006	March 31, 2005
	$	$	$	$

Income (loss) before provision for
income taxes:
OEM systems	(105,671)	(37,870)	467,117	(497,947)
Aftermarket	122,868	41,268	314,863	155,633
Total	17, 197	3,398	781,980	(342,314)

NOTE 10: CONTINGENT LIABILITY

On October 6, 2005 a statement of claim was filed against the Company in the Ontario Superior Court of Justice (Canada) by Abuma Manufacturing Limited, a vendor of the Company, in which they claim additional charges for work performed and refute the Company’s claim for back charges on a specific project. The claim is for CAD 95,647 in respect of unpaid accounts, CAD 50,000 for aggravated, punitive and/or exemplary damages, interest on the past due accounts and costs of the action. It is the Company’s position that the claims are without merit and the Company has filed a statement of defense and counter-claim. No further action by either party has taken place.

NOTE 11: SUBSEQUENT EVENTS

On April 21, 2006, the Company privately sold an aggregate of 1,000,000 shares of common stock at a price of $1.15 per share, representing approximately 6.9% of its issued and outstanding common stock after giving effect to this sale, together with three-year options to acquire up to an aggregate of 500,000 shares of its common stock at an initial exercise price of $1.40 per share, subject to adjustment, for an aggregate of $1,150,000. The purchasers were two institutional investors, each an "accredited investor" as such term is defined in rule 501, promulgated under the Securities Act of 1933, as amended. As part of the transaction, two firms were compensated for their involvement. The placement agent was paid $69,000 and issued 60,000 two-year warrants at the sale price of $1.15 and a finder was issued 110,000 two-year warrants at the same price.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward-looking statements in this Report, including without limitation, statements relating to the Company’s plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that such forward-looking statements involve risks and uncertainties, such as the Company’s dependence on environmental regulation and the concentration of its revenues among a small group of customers, which could cause actual results to differ materially from those expressed therein. In evaluating these statements, you should specifically consider the risks discussed in our Annual Report on Form 10-KSB for the year ended June 30, 2005 and other reports or documents that we have filed from time to time with the SEC.

TurboSonic's business is primarily driven by government regulations and related compliance timeframes. The Company's focus has been to offer solutions relative to such regulations and current growth in revenue can, in part, be attributed to TurboSonic's efforts over the past five years in sales & marketing, product development, and participation in international alliances.

The Company has placed an emphasis on product development, to reduce product costs and offer competitive solutions in anticipation of growth in opportunities. To accommodate this emphasis, TurboSonic has hired additional staff to support its project management, customer service and product development efforts. While these investments impacted present earnings, the effectiveness of management's planning is evidenced by increasing revenues as compared to revenues in the 2005 fiscal year, as well as increased visibility in the marketplace and a growing international presence, all resulting in improved returns to the shareholders.

During fiscal 2005 and the first nine months of fiscal 2006, the OEM systems business segment experienced significant bookings, in particular in the wood products industry, while the order levels for the Aftermarket business segment have continued relatively constant.

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	Form 10-QSB

Strong bookings have been experienced in the wood products industry as the result of new OSB plants being built to meet current and anticipated future demand for their products, and our strategic alliance partner who is well positioned in that market.

Three Months ended March 31, 2006 Compared with Three Months ended March 31, 2005

OEM systems revenue decreased by $1,193,258 (36.1%) to $2,116,204 for the three-month period ended March 31, 2006 from $3,309,462 for the same period in fiscal 2005. The decrease is, in large part, the result of shipment schedule delays requested by customers in the period, and in particular, those of Wet Scrubber and Wet Electrostatic Precipitator ("WESP") systems. As we recognize revenue on a percentage-completion basis, delayed fabrication due to these schedule delays will have the effect of transferring revenue recognition for these projects into the first half of fiscal 2007.

Aftermarket revenue increased by $267,158 (34.6%) to $1,038,298 for the three month period ended March 31, 2006 from $771,140 for the same period one year earlier. The increased revenue is the result of increased shipments of evaporative gas cooling and WESP spares in the third quarter of fiscal 2006.

OEM systems costs decreased by $1,178,438 (39.2%) to $1,827,758 for the three months ended March 31, 2006 from $3,006,196 for the same period in fiscal 2005. The reduced costs are due to the decreased volume of OEM systems work, due to customer-requested shipment delays as discussed above, together with fiscal 2005 provision for additional contract-specific start-up and site backcharges on a WESP project, not repeated in fiscal 2006. As a percentage of OEM systems revenue, the OEM systems cost decreased to 86.4% for the three month period ended March 31, 2006 from 90.8% for the same period in fiscal 2005, as the provision in the same quarter in fiscal 2005 for contract-specific rework costs on a venturi scrubber and a WESP component order relating to performance, issues not repeated in the quarter ended March 31, 2006.

Aftermarket costs increased by $129,156 (25.1%) to $643,299 for the three month period ended March 31, 2006 from $514,143 for the same period one year earlier. The higher costs recorded were due to the increased revenue volume discussed above. As a percentage of Aftermarket revenue, the Aftermarket costs decreased to 62.0% for the three-month period ended March 31, 2006 from 66.7% for the same period in fiscal 2005. The decreased ratio of costs to revenue for the three month period ended March 31, 2006 compared to the same period one year earlier was the result of favourable variances to the project budgets on close-out of evaporative cooling and semi-dry scrubber component projects in the fiscal period ended March 31, 2006.

Selling, general and administrative expenses increased $116,771 (21.7%) to $655,120 for the three month period ended March 31, 2006 from $538,349 for the same period in fiscal 2005. The variance was the result of increases in sales expenses including additional personnel and travel expense, and finance and administration costs. As a percentage of total revenue, selling, general and administrative expenses were 20.8% for the quarter ended March 31, 2006 and 13.2% for the same period a year earlier. Also included in total expenses was nil of stock-based compensation expense for the three-month period ended March 31, 2006, and $510 for the same period in fiscal 2005.

The income before tax increased $13,799 to $17,197 from the income before taxes of $3,398 for the same period in fiscal 2005. Income tax recovery of $14,894 was recorded in the three month period ended March 31, 2006 compared to $19,287 of recovery in the same period one year ago.

An "other comprehensive loss" of $1,766 was recorded for the three months ended March 31, 2006, as compared to "other comprehensive loss" of $12,120 for the same period in fiscal 2005. The change in "other comprehensive income" between the comparative quarters was the result of the fluctuation in the value of the Canadian dollar relative to the US dollar in the two fiscal periods, and the resulting changes in our balance sheet relative to Canadian dollar-denominated accounts.

Nine Months ended March 31, 2006 Compared with Nine Months ended March 31, 2005

OEM systems revenue increased by $4,885,356 (90.9%) to $10,257,219 for the nine-month period ended March 31, 2006 from $5,371,863 for the same period in fiscal 2005. The increase is the result of increased sales in the period, and in particular, those of WESP systems and components and venturi scrubbers, for the reasons discussed above relative to the wood products industry.

Aftermarket revenue increased by $542,939 (22.8%) to $2,925,669 for the nine-month period ended March 31, 2006 from $2,382,730 for the same period one year earlier. The increased revenue is the result of increased shipments of evaporative gas cooling components and spares in the first three quarters of fiscal 2006.

OEM systems costs increased by $3,733,740 (76.6%) to $8,611,466 for the nine months ended March 31, 2006 from $4,877,726 for the same period in fiscal 2005. The higher costs are due to the increased volume of OEM systems work, as discussed above relative to the wood products industry, together with provision for additional contract-specific start-up and site backcharges on a fiscal 2005 WESP project. As a percentage of OEM systems revenue, the OEM systems cost decreased to 84.0% for the nine month period ended March 31, 2006 from 90.8% for the same period in fiscal 2005, as the provision in the same period in fiscal 2005 for contract-specific rework costs relating to performance issues was not repeated in the period ended March 31, 2006.

Aftermarket costs increased by $244,443 (15.6%) to $1,813,905 for the nine month period ended March 31, 2006 from $1,569,462 for the same period one year earlier. The higher costs recorded were due to the increased revenue volume discussed above. As a percentage of Aftermarket revenue, the Aftermarket costs decreased to 62.0% for the nine-month period ended March 31, 2006 from 65.9% for the same period in fiscal 2005. The decreased ratio of costs to revenue for the nine month period ended March 31, 2006 compared to the same period one year earlier was the result of favourable variances to the project budgets on close-out of evaporative cooling and semi-dry scrubber component orders in the fiscal period ended March 31, 2006.

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	Form 10-QSB

Selling, general and administrative expenses increased $319,201 (20.1%) to $1,909,886 for the nine month period ended March 31, 2006 from $1,590,685 for the same period in fiscal 2005. The variance was the result of increases in sales expenses including additional personnel and travel expense and administration and finance expenses. As a percentage of total revenue, selling, general and administrative expenses were 14.5% for the nine month period ended March 31, 2006 and 20.5% for the same period a year earlier. Also included in total expenses was $31,250 of stock-based compensation expense for the nine-month period ended March 31, 2006, and $1,792 for the same period in fiscal 2005.

The income before tax increased $1,124,294 to $781,980 from the loss before taxes of $342,314 for the same period in fiscal 2005. Income tax expense of $425 was recorded in the nine month period ended March 31, 2006 compared to an income tax recovery of $18,787 in the same period one year ago.

An "other comprehensive income" of $68,085 was recorded for the nine months ended March 31, 2006, as compared to "other comprehensive income" of $139,396 for the same period in fiscal 2005. The change in "other comprehensive income" between the comparative quarters was the result of the fluctuation in the value of the Canadian dollar relative to the US dollar in the two fiscal periods, and the resulting changes in our balance sheet relative to Canadian dollar-denominated accounts.

Liquidity and Capital Resources

The Company had net cash provided by operating activities of $939,800 for the nine-month period ended March 31, 2006 as compared to net cash provided by operating activities of $1,517,033 for the same period in fiscal 2005. The net cash provided for the nine-month period ended March 31, 2006 is primarily the result of the operating income and increased unearned revenue and contract advances. The net cash provided in the prior nine-month period was the result of the operating loss more than offset by increased accounts payable, accrued charges and unearned revenue and contract advances.

At March 31, 2006, the Company had working capital of $1,351,652, as compared to working capital as at June 30, 2005 of $370,644, an increase of $981,008. The Company’s current ratio (current assets divided by current liabilities) was 1.28 and 1.13 as at March 31, 2006 and June 30, 2005, respectively.

The Company’s contracts typically provide for progress payments based upon the achievement of performance milestones or the passage of time. The Company’s contracts often provide for the Company’s customers to retain a portion of the contract price until the achievement of performance guarantees has been demonstrated. The Company endeavours to have its progress billings exceed its costs and estimated earnings on uncompleted contracts; however, it is possible that, at any point in time, costs and estimated earnings can exceed progress billings on uncompleted contracts, which would negatively impact cash flow and working capital. At March 31, 2006, "Billings in excess of costs and estimated earnings on uncompleted contracts" exceeded "Deferred contract costs and unbilled revenue" by $3,316,979, thereby positively impacting cash flow. At June 30, 2005, "Billings in excess of costs and estimated earnings on uncompleted contracts" exceeded "Deferred contract costs and unbilled revenue" by $673,138. The variances are the result of favourable terms of payment with our current contracts in progress.

The Company’s backlog at March 31, 2006 was approximately $10.4 million, of which the Company believes approximately 27% will be shipped prior to the end of the current fiscal year, with the balance to be shipped in fiscal 2007.

At March 31, 2006, the cash balance was $2,358,967, which is an increase of $1,080,550 compared to June 30, 2005. TurboSonic has no outside debt. Based upon the current cash position, initiatives to lower product costs, expected revenue for fiscal 2006 of at least $16.0 million based upon revenue after three fiscal quarters and orders in-house at March 31, 2006, anticipated new OEM orders and a steady stream of Aftermarket orders, the Company believes that projected cash generated from operations will be sufficient to meet its cash needs through March 31, 2007.

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

ITEM 3: CONTROLS AND PROCEDURES

Management of the Company carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of March 31, 2006. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by it in reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in the Company's internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Dated: May 15, 2006

TURBOSONIC TECHNOLOGIES, INC.

By: /s/ Patrick J. Forde
Patrick J. Forde, President,
Secretary and Treasurer
(Chief Financial Officer)