Form 10KSB
period 2006-06-30
TURBOSONIC TECHNOLOGIES INC
filed 2006-09-25
CIK 900393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2006
Commission file number 0-21832

TURBOSONIC TECHNOLOGIES, INC.
(Name of Small Business Issuer in its Charter)

Delaware	13-1949528
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

550 Parkside Drive, Suite A-14,
Waterloo, Ontario, Canada
N2L 5V4
(Address of principal executive offices)

(519) 885-5513
(Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock
(Title of Class)

Check whether the Issuer is not required to file reports pursuant to Section 13 or 15 (d) of the Exchange Act. 

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒          No 

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  

Indicate by check mark whether the Issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes         No ☒

Issuer's revenues for its most recent fiscal year:     $16,047,140

Aggregate market value of the Issuer's common stock held by non-affiliates of the Issuer as of September 18, 2006:     $17,085,575

The number of shares outstanding of the Issuer's common stock as of September 18, 2006:     14,635,053

Transitional Small Business Disclosure Format (check one): Yes         No ☒

PART I

ITEM 1: DESCRIPTION OF BUSINESS

a)     Business Development

TurboSonic Technologies, Inc., directly and through subsidiaries, designs and markets integrated air pollution control and liquid atomization technology, including industrial gas cooling/conditioning systems, to ameliorate or abate industrial environmental problems. We were incorporated in the State of Delaware in April 1961. Our executive offices are located at 550 Parkside Drive, Suite A-14, Waterloo, Ontario, Canada N2L 5V4; our telephone number is (519) 885-5513. Our website is located at www.turbosonic.com. The information on our website is not part of this annual report.

b)     Our Business

Introduction

Our proprietary technology is designed to control a wide variety of air pollution control problems for industries including pulp and paper, wood products, metallurgical (non-ferrous and iron and steel), chemical and mineral processing (including cement), ethanol production, industrial/medical and municipal solid waste (MSW) incineration, and power generation. We believe our products, which are designed to meet the strictest emission regulations for gaseous and particulate emissions, afford economic and technical advantages over competitive air pollution equipment.

Certain of our products and systems employ proprietary nozzles to atomize liquids passing through the nozzles, resulting in the liquid stream being converted into fine droplets. Controlling the liquid and gas pressures applied to the nozzle can modulate droplet sizes and liquid flow rates. We have sold atomizing nozzles for many years.

The following table reflects the approximate percentages of our revenue derived from our principal customer categories during the fiscal years indicated:

	Year Ended
	June 30
	2006	2005
Waste Incineration, including MSW	6%	13%
Chemical and Mineral Processing	13%	6%
Metallurgical Processing	9%	16%
Pulp and Paper	5%	3%
Wood Products	55%	55%
Ethanol Production	3%	-%
Textiles	6%	-%
Other	3%	7%
	100%	100%

We are contractually responsible to our customers for all phases of the design, fabrication and, if included in the scope of our contract, field installation of our products and systems. Our successful completion of our contractual obligation is generally determined by a performance test that is conducted either by our customer or by a customer selected independent testing agency.

We perform all process engineering, including but not limited to, the determination of the size, geometry and structural characteristics of the particular system needed for gaseous, mist or particulate removal, and performs the detailed design of, and develops specifications for, all applicable structural, electrical, mechanical and chemical components of such system. We, historically, have not manufactured or fabricated our own products or systems. Rather, we purchase components consisting of both off the shelf items and items, such as our atomizing nozzles, scrubber vessels, wet electrostatic precipitator tubes and internals, cooling towers and structural steel, which are made to our design and specifications by third party manufacturers and fabricators, enter into subcontracts for field construction, which we supervise, and manage all technical, physical and commercial aspects of the performance of our contracts.

Products and Systems

We offer a range of products and systems, incorporating diverse technologies, to address the industrial processing, air pollution control and other environmental management needs of our customers. Many of such customers have historically purchased individual products or systems from us that, in many instances, operate in conjunction with products and systems supplied by others. We emphasize the marketing of custom engineered air pollution control systems that may provide combinations of our own products and systems, alone or in combination with complementary equipment specified or supplied by alliance partners, as an integrated environmental management solution.

2

Form 10-KSB	TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES
Incorporated Under the Laws of Delaware, United States

The following table reflects the approximate percentages of our revenue derived from our principal products and systems during the fiscal years indicated below:

	Year Ended
	June 30
	2006	2005
Evaporative Gas Cooling and Conditioning Systems	14%	20%
Wet Electrostatic Precipitator Systems (WESPs)	56%	43%
Wet Scrubber Systems	19%	20%
Semi-dry Scrubber Systems	5%	9%
Other Nozzle Products	6%	8%
	100%	100%

Our products are utilized in many industries including pulp and paper, wood products, chemical and mineral processing (including cement), metallurgical (non-ferrous and iron and steel), ethanol production, industrial, medical and municipal solid waste (MSW) incineration, and power generation.

The principal products and systems offered by us are described below:

        SoniCool™ Evaporative Gas Cooling and Conditioning Systems

Through the use of our atomizing nozzles, SoniCool™ Evaporative Gas Cooling and Conditioning Systems accurately control temperature and humidity of high-temperature gas streams, such as those emanating from cement kilns, non-ferrous smelters and steel mill Electric Arc Furnaces (EAF) or Basic Oxygen Furnaces (BOF). The result is gas temperatures that do not damage equipment and ductwork, smaller gas volumes, and improved efficiency of downstream air pollution control equipment.

We are an internationally known leader in gas cooling and conditioning with many installations throughout the world.

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

Currently, the U.S. Environmental Protection Agency is tightening certain emission standards, thereby forcing a number of industries to adopt technologies, such as WESPs, in order to meet emissions targets that more traditional technologies, such as scrubbers, will not be able to meet effectively. Our WESP is capable of achieving these higher standards and efficiently capturing sub-micron particulates.

SonicKleen™ WESP systems have been sold for use in waste incinerators, ceramic refractory production, ethanol production, OSB (oriented-strand board) facilities and industrial power boilers. Our WESP technology is used in industries such as wood products, waste incineration, metallurgical and chemical processing, and power generation industries.

        SonicBURN Waste Fuel Combustion

SonicBURN systems are used to introduce any fuel into combustion chambers for better combustion, resulting in higher production efficiencies. Employing our Turbotak atomizing nozzles made from stainless steels, ceramic, or other durable materials and a process developed by us, SonicBURN atomizes viscous, dirty, or waste fuels into fine droplets for efficient combustion. The durability of the nozzles allows longer production runs, less maintenance, and reduced costs compared to other designs.

Many of our nozzles and systems are in use for waste fuel combustion in hazardous waste incinerators and cement kilns.

        Turbotak, TurboVenturi and TurboSorb Scrubbers

The Turbotak Scrubber treats industrial process gas streams, removing sub-micron and larger particulate, acid gases, odors, fumes and vapors. By employing our proprietary atomizing nozzles, the scrubber is able to more effectively remove multiple contaminants than competing technologies, resulting in lower maintenance and operating costs.

The TurboVenturi Scrubber treats industrial process exhaust gas streams primarily for removal of particulate. The system operates by forcing the gas stream across a pressure drop in order to generate a fine stream of liquid droplets for very high efficiency particulate removal. The TurboVenturi Scrubber has a relatively low capital cost due to its inherent simplicity.

The TurboSorb Semi-Dry Scrubber treats industrial process gas streams, removing acid gases such as SO2 (sulfur dioxide) and HCI (hydrochloric acid). By spraying an alkali reagent, the TurboSorb system can achieve higher removal efficiencies of SO2 and HCl than traditional "dry" scrubbers. Unlike "wet" systems, with the TurboSorb semi-dry scrubber all water is evaporated so there is no liquid waste stream generated.

Form 10-KSB	TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES
Incorporated Under the Laws of Delaware, United States

We have installed many of our scrubbers to solve a wide variety of air pollution control problems. Our equipment, designed to meet the most stringent regulations limiting gaseous and particulate emissions, has also been retrofitted into competing technologies to improve their performance.

        Air Pollution Control System Upgrades

Using our atomizing nozzles, venturi scrubber and wet electrostatic precipitator technologies and years of experience in the air pollution control industry, we are able to retrofit existing air pollution control equipment to consistently improve performance. An equipment upgrade is significantly less expensive than purchasing new equipment, with lower maintenance requirements. We have upgraded many air pollution control systems.

        Atomizing Nozzles and Spare Parts

Used in a wide variety of industrial applications, our Turbotak atomizing nozzles atomize liquids to extremely small droplets. The nozzles feature a two-phase design for superior control over droplet size and distribution. The combination of the small droplets, and the distribution pattern provide unique results that other nozzles do not have. Designs range from small, single-orifice nozzles to large, multi-orifice nozzles. This makes them ideal for evaporative gas cooling, spray drying, wet and semi-dry scrubbing, performance enhancement of air pollution control systems, as well as combustion and incineration. Our SoniCore™ nozzle design has unique aspects to the droplet size, spray pattern and very low flow rates that make it ideal for applications such as dust suppression and humidification.

With thousands of nozzles sold, the SoniCore™ nozzles and the patented Turbotak Atomizing nozzles are at the heart of many of our air pollution control systems and are recognized by industry as superior.

We also provide replacement and spare parts for both our industrial gas processing and air pollution control systems. We believe that in view of the extreme conditions under which industrial process and air pollution control systems operate that there is an ongoing requirement for spare parts that creates additional demand for our products.

Contractual Liabilities

Our standard contractual terms with respect to the sale of our products and systems disclaim any liability for consequential or indirect losses or damages stemming from any failure of our products or systems or any component thereof. We customarily seek contractual indemnification from our subcontractors for any loss, damage or claim arising from the subcontractor's failure of performance, negligence or malfeasance. It is possible, however, that a customer's inability to comply with applicable pollution control laws or regulations stemming from the failure or non-performance of our products or systems may subject us to liability for any fines imposed upon such customer by governmental regulatory authorities or for damages asserted to have been incurred by any third party adversely affected thereby.

Marketing and Sales

Our marketing efforts are technical in nature and currently involve our senior management and technical professionals, supported by independent sales representatives. Our contractual arrangements with our 18 current independent sales representatives accord each a defined territory within which to sell some or all of our products and systems, provide for the payment of agreed-upon sales commissions and are terminable at will by either ourselves or the representative upon relatively short prior notice. None of such representatives have authority to execute contracts on our behalf. A significant portion of our sales are made through the recommendation of engineering firms, which play a significant role in the specification and implementation of air pollution control solutions and in customers' selection of the vendors of air pollution control systems.

Our sales representatives assist us in consummating sales of our products and services, serve an ongoing liaison function between us and our customers during the sales process and address customers' questions or concerns arising thereafter. The sales representatives are selected by us based upon industry reputation, prior sales performance and the breadth of territorial coverage, among other criteria.

Technical inquiries received from potential customers are referred to our sales and engineering personnel who jointly prepare either a budget for the customers' future planning or a firm bid. The period between initial customer contact and issuance of an order varies widely, but is generally between 6 and 24 months.

We seek to obtain repeat business from our customers, although we do not depend upon any single customer to maintain our level of activity from year to year; however, one or more different customers may be expected to account for greater than 10% of our net revenues in any consecutive twelve month period. Three customers accounted for 34%, 8% and 7% respectively, of our net revenues during the fiscal year ended June 30, 2006. During the fiscal year ended June 30, 2005, three different customers accounted for 37%, 7% and 6% respectively, of our net revenues.

Backlog

At June 30, 2006, the amount of our contract backlog was approximately $10,000,000 compared to $10,200,000 at June 30, 2005. Backlog represents work for which we have entered into a signed agreement or has received an order to proceed. Completion of 100% of our current backlog is anticipated to occur prior to June 30, 2007.

Form 10-KSB	TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES
Incorporated Under the Laws of Delaware, United States

Product Development

We have an ongoing program for the development and commercialization of new industrial processing and air pollution control products, systems and technologies, and the enhancement of existing products and systems. Expenditures for research and development activities, net of customer and government support, were $54,681 and $39,049 for the fiscal years ended June 30, 2006 and 2005, respectively.

Proprietary Protection

We rely on a combination of patents, trade and service marks, trade secrets and know-how to protect our proprietary technology and rights. We own or have licensed rights to over 24 international patents and patents pending relating to a variety of air pollution control applications.

We have registered servicemarks or trademarks in the United States and certain foreign countries for several identifying names which we use with our products and systems including SoniCore®, Dry Fog® and TurboSOx®.

Suppliers and Subcontractors

Like other companies in the air pollution control industry, we have historically relied on third parties to manufacture and fabricate our products and to supply parts and components for our systems in accordance with our specifications. In those instances in which our scope of work includes installation of equipment, we select and supervise subcontractors for this work. To date, we have not experienced difficulties either in obtaining fabricated components and other materials and parts used in any of our products and systems or in obtaining qualified subcontractors. Our vendor sources for various components, materials and parts used in our systems, including our atomizing nozzle and other components, include more than 100 firms. We do not depend on any one of the vendors to a material extent, and in any event we believe that alternative vendors would be available if needed. With respect to fabricators, we have satisfactory relationships with more than ten fabricators. Similarly, with respect to subcontractors for installation work, we have satisfactory relations with more than three firms. On the basis of the number of vendors, fabricators and subcontractors which we utilize and the availability of alternative sources, we do not believe that the loss of our relationship with any one firm would have a material adverse effect on our business.

Bonding and Insurance

While we generally have not been required to procure bid and performance bonds, such requirements are prevalent for projects partially or fully funded by federal, state or local governments. A bid bond guarantees that a bidder will execute a contract if it is awarded the job and a performance bond guarantees completion of the contract. Past coverage for these requirements has been provided using cash reserves and guarantees from a Canadian crown corporation.

We currently maintain different types of insurance, including directors and officers liability, general liability, property coverage, professional and product liability insurance, with respect to the engineering and products we sell to our customers. A successful claim or claims in an amount in excess of our insurance coverage or for which there is no coverage could have a material adverse effect on us.

Government Regulation

Stringent environmental laws have been enacted in the United States and other nations in response to public concern about the environment. The need to comply with these laws creates demand for our products. The Federal Clean Air Act, federal, state and local regulations which implement it and the enforcement of these laws and regulations largely determine the level of expenditures that customers will make to limit emissions from their facilities.

The market for our air pollution control products and systems is directly dependent upon the existence and enforcement of laws and regulations which limit the release of pollutants into the atmosphere and impose substantial penalties for non-compliance. The Government can change environmental regulations at any time, which could have positive or negative effects upon our future revenues and prospects of profitability. Currently, the U.S. Environmental Protection Agency is tightening certain emission standards, thereby forcing a number of industries to adopt technologies, such as WESPs, in order to meet emissions targets that more traditional technologies, such as scrubbers, will not be able to meet effectively.

Competition

We face substantial competition in each of our principal markets from numerous competitors. We compete primarily on the basis of price as well as our engineering and technological expertise, and quality of our products, systems and service. Additionally, we believe that the successful performance of our installed products and systems is a key factor in dealing with our customers, which typically prefer to make significant purchases from a known company with a solid performance history.

Virtually all contracts for our products and systems are obtained through competitive bidding. Although price is an important factor and may in some cases be the governing factor, it is not always determinative, and contracts may be awarded on the basis of the efficiency or reliability of products and the engineering and technical expertise of the bidder.

Employees

As of June 30, 2006, we employed 37 full time persons, including 6 engineers, 11 salespersons, and 10 technical support persons. None of our employees are represented by a labor union. We believe that our relationship with our employees is satisfactory.

Form 10-KSB	TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES
Incorporated Under the Laws of Delaware, United States

Financial Information about Foreign and Domestic Operations and Export Sales

U.S. and Canadian customers collectively accounted for approximately 90% and 82% of our sales during the fiscal years ended June 30, 2006 and 2005. Revenue derived from export sales is transacted in U.S. Dollars and Euro.

The following table reflects the approximate percentages of our revenue derived from United States, Canadian and foreign sales during the fiscal years indicated below:

	Year Ended
	June 30
	2006	2005
United States	71%	39%
Canada	19%	43%
South and Central America	4%	8%
Europe	2%	3%
Far East	3%	4%
Other	1%	3%
	100%	100%

Risks and Uncertainties

Forward-looking statements in this report, including without limitation, statements relating to our plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that such forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed therein. Such risks and uncertainties include, among others, the following:

        Risks Related to our Business

We are dependent on environmental regulation. The market for our air pollution control products and systems is directly dependent upon the existence and enforcement of laws and regulations which limit the release of pollutants into the atmosphere and impose substantial penalties for non-compliance. Stringent enforcement of these laws and regulations may increase the attractiveness of, and demand for our products and services, whereas lax enforcement and/or repeal in whole or in part may have the opposite effect.

Our revenue is concentrated among a few customers who vary from year to year. Sales to three customers accounted for 49% of our net revenues in the fiscal year ended June 30, 2006. Three different customers accounted for 50% of our net revenues in the prior fiscal year. Our inability to retain or replace these customers could materially and adversely affect future revenue and profitability.

Our proprietary technology and rights has limited protection. We rely on a combination of patents, trade and service marks, trade secrets and know-how to protect our proprietary technology and rights. There can be no assurance that our patents will not be infringed upon, that we would have adequate remedies for any such infringement, or that our trade secrets will not otherwise become known to or independently developed by competitors. There can also be no assurance that any patents now or hereafter issued to, licensed by or applied for by us will be upheld, if challenged, or that the protections afforded thereby will not be circumvented by others. Litigation may be necessary to defend our proprietary rights, which would result in significant cost to us and a diversion of effort of our personnel.

Our foreign sales are subject to certain inherent risks. Approximately 10% and 18%, respectively, of our revenues during the fiscal years ended June 30, 2006 and 2005 were derived from sales made outside of the United States and Canada. Foreign sales are subject to certain inherent risks, including unexpected changes in regulatory and other legal requirements, tariffs and other trade barriers, greater difficulty in collection of accounts receivable and potentially adverse tax consequences. There can be no assurance that these factors will not have an adverse impact on our future foreign sales and, consequently, on our operating results.

Permits, which are required by some projects, may cause extended delay or cancellation of one or more of our large projects. Some of our projects require permits to be issued by one or more governmental agencies prior to the commencement of both construction and operation. Issuance of such permits could be delayed by political and other considerations. Permitting delays could cause extended delay or cancellation of one or more of our large projects, which would adversely impact our future revenues.

Since we do not manufacture or fabricate our own products or systems, we are dependent on the services of third party manufacturers and fabricators. We do not manufacture or fabricate our own products or systems, relying instead upon the services of third party manufacturers and fabricators. We also do not engage in the field construction of our systems but rely on field construction subcontractors operating under the supervision of our own employees. The unavailability of the services of, or a substantial increase in pricing by a significant number of, these manufacturers, fabricators or subcontractors could adversely affect us. Given the number of manufacturers, fabricators and subcontractors which we utilize and the availability of alternative sources, we do not believe that the loss of our relationship with any one firm would have a material adverse effect on our business.

Form 10-KSB	TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES
Incorporated Under the Laws of Delaware, United States

The markets for environmental control products is very competitive. The markets for environmental control products are characterized by substantial competition based primarily on engineering and technological expertise and quality of service. Because virtually all contracts for our products and systems are obtained through competitive bidding, price is also a competitive factor and may be the most significant factor in certain instances. Although we believe that we compete on the basis of our technical expertise and reputation for service, there can be no assurance that we will maintain our competitive position in our principal markets.

Our fixed price contracts may result in losses. Our receipt of a fixed price contract as a consequence of being the lowest competitive bidder carries the inherent risk that our actual performance costs may exceed the estimates upon which our bid for such contract was based. To the extent that contract performance costs exceed projected costs, our profitability could be materially adversely affected.

        Risks Related to our Common Stock

Our stock price can be extremely volatile. Our common stock is traded on the OTC Bulletin Board. There can be no assurance that an active public market will continue for the common stock, or that the market price for the common stock will not decline below our current price. The price of our common stock may be influenced by many factors, including, but not limited to, investor perception of our company and our industry and general economic and market conditions. The trading price of our common stock could be subject to wide fluctuations in response to announcements of our business developments or our competitors, quarterly variations in operating results, and other events or factors. In addition, stock markets have experienced extreme price volatility in recent years. This volatility has had a substantial effect on the market prices of companies, at times for reasons unrelated to their operating performance. Such broad market fluctuations may adversely affect the price of our common stock.

Our common stock is subject to the "Penny Stock" rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock. The SEC has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

  that a broker or dealer approve a person's account for transactions in penny stocks; and

  the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

  obtain financial information and investment experience and objectives of the person; and

  make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

  sets forth the basis on which the broker or dealer made the suitability determination; and

  that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

ITEM 2: DESCRIPTION OF PROPERTY

We lease approximately 11,800 square feet of executive and administrative offices and shop space in Waterloo, Ontario, Canada at an annual rent of approximately $69,000. Insurance and utilities are paid separately. This lease expires on June 30, 2008.

We lease 640 square feet for a sales office in Parsippany, New Jersey at an annual rental of approximately $14,000. The lease expires on August 31, 2007.

ITEM 3: LEGAL PROCEEDINGS

Not applicable.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted for a vote to our security holders during the fourth quarter of our fiscal year ended June 30, 2006.

Form 10-KSB	TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES
Incorporated Under the Laws of Delaware, United States

PART II

ITEM 5: MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is quoted on the OTC Bulletin Board under the symbol "TSTA".

The following table sets forth the range of the bid quotations for our Common Stock for the periods shown, as furnished by The Nasdaq Stock Market.

	Common Stock (1)
	High	Low
Fiscal Year Ended June 30, 2005:
First Quarter	$0.352	$0.176
Second Quarter	$0.392	$0.280
Third Quarter	$0.600	$0.304
Fourth Quarter	$0.656	$0.344
Fiscal Year Ended June 30, 2006:
First Quarter	$0.950	$0.424
Second Quarter	$1.500	$0.650
Third Quarter	$1.440	$0.970
Fourth Quarter	$1.840	$0.920
__________

(1)   The above quotations represent prices between dealers and do not include retail mark up, markdown or commissions. They do not necessarily represent actual transactions. The prices reflect a 5-for-4 stock split, effected on July 22, 2005.

As of June 30, 2006, there were 366 holders of record and approximately 900 beneficial holders of the Common Stock. This number of beneficial holders represents the number of actual holders of our Common Stock, including an estimate of the beneficial owners of shares held in "nominee" or "street" name. We do not know the actual number of beneficial owners.

We do not anticipate paying any cash dividends in the foreseeable future, as it is the current policy of our Board of Directors to retain any earnings to finance our future operations and expand our business.

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

TurboSonic Technologies, Inc., directly and through subsidiaries, designs and markets integrated air pollution control and liquid atomization technology, including industrial gas cooling/conditioning systems, to ameliorate or abate industrial environmental problems.

Our proprietary technology is designed to control a wide variety of air pollution control problems for industries including pulp and paper, wood products, metallurgical (non-ferrous and iron and steel), chemical and mineral processing (including cement), ethanol production, hazardous and municipal solid waste (MSW) incineration, and power generation. We believe our products, which are designed to meet the strictest emission regulations for gaseous and particulate emissions, afford economic and technical advantages over competitive air pollution equipment.

We seek to obtain repeat business from our customers, although we do not depend upon any single customer to maintain our level of activity from year to year; however, one or more different customers may be expected to account for greater than 10% of our net revenues in any consecutive twelve month period. Sales to three customers accounted for 49% of our net revenues in the fiscal year ended June 30, 2006. Three different customers accounted for 50% of our net revenues in the prior fiscal year. Our inability to retain or replace these customers could materially and adversely affect future revenue and profitability.

Stringent environmental laws have been enacted in the United States and other nations in response to public concern about the environment. We believe that the need to comply with these laws creates demand for our products. The Federal Clean Air Act, federal, state and local regulations which implement it and the enforcement of these laws and regulations largely determine the level of expenditures that customers will make to limit emissions from their facilities.

Form 10-KSB	TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES
Incorporated Under the Laws of Delaware, United States

The market for our air pollution control products and systems is directly dependent upon the existence and enforcement of laws and regulations that limit the release of pollutants into the atmosphere and impose substantial penalties for non-compliance. The Government can change environmental regulations at any time, which could have positive or negative effects upon our future revenues and prospects of profitability. Currently, the U.S. Environmental Protection Agency is tightening certain emission standards, thereby forcing a number of industries to adopt technologies, such as WESPs, in order to meet emissions targets that more traditional technologies, such as scrubbers, will not be able to meet effectively.

In this annual report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called "forward-looking statements" by words such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of those words and other comparable words. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from historical results or those we anticipate. Factors that could cause actual results to differ from those contained in the forward-looking statements include those factors set forth under the section in this annual report captioned "Item 1: Description of Business — Risks and Uncertainties" as well as other factors discussed in this annual report. Statements included in this annual report are based upon information known to us as of the date that this annual report, and we assume no obligation to update or alter our forward-looking statements made in this annual report, whether as a result of new information, future events or otherwise, except as otherwise required by applicable federal securities laws.

Critical Accounting Policies and Estimates

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

We believe the following critical accounting policies affect the more significant judgements and estimates used in the preparation of our Consolidated Financial Statements:

        Revenue Recognition

We derive revenue from long-term contracts which require performance [i.e., design, construction and performance testing] over a time span which may extend beyond one or more accounting periods. For long-term contracts, we employ two methods of recognition – the percentage of completion method for virtually all of such projects being undertaken, and the completed contract method for contracts with significant uncertainty, such as the use of new technology. For contracts of shorter duration, revenue is recorded when products are shipped, services are performed or billings rendered, which approximate actual performance.

The percentage-of-completion is determined by best available engineering estimates by our project managers. Engineering progress is measured upon completion progress relative to the overall project design. Material progress is determined by the degree of completeness or progress of the components individually and as a whole of the project. When included in the scope of the work, installation work completeness is based upon work completed relative to the overall scope. Monthly revenue recognition reflects the degree of completeness based upon review of project drawings, project schedule, progress of actual fabrication and installation, and further validated by visual observation by the project manager, quality inspectors, and the construction advisor, if applicable. When the current estimated costs to complete indicate a loss, such losses are recognized immediately for accounting purposes.

If the conditions of work to be performed change, or the estimated costs are not accurately projected, the gross profit from construction-type contracts may vary significantly in future periods..

        Goodwill

The goodwill impairment test was completed at April 1, 2006 for the Aftermarket business segment, as required by SFAS No. 142. The conclusion reached was that there has not been an impairment of goodwill associated with the Aftermarket segment for the year ended June 30, 2006.

We assesses the impairment of goodwill by reporting unit whenever events or changes in circumstances indicate that the carrying value may not be recoverable, in whole or part. Some factors we consider to be important and which could trigger an impairment review between annual tests include the following:

  significant underperformance relative to expected historical or projected future operating results;

  significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

  significant negative industry or economic trends;

  significant decline in our stock price for a sustained period, and our market capitalization relative to net book value.

Results of Operation

Our business is primarily driven by government regulations and related compliance timeframes. Our focus has been to offer solutions relative to such regulations and current growth in revenue can, in part, be attributed to our efforts over the past five years in sales & marketing, product development, and participation in international alliances.

Form 10-KSB	TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES
Incorporated Under the Laws of Delaware, United States

We have placed an emphasis on product development, to reduce product costs and offer competitive solutions in anticipation of growth in opportunities. To accommodate this emphasis, we have hired additional staff to support our project management, customer service and product development efforts. While these investments impacted present earnings, the effectiveness of management's planning is evidenced by increasing revenues and margins, as well as increased visibility in the marketplace and a growing international presence, all resulting in improved returns to the shareholders. These improvements have made a significant improvement in year on year results, with a record backlog entering the 2006 fiscal year and continuing into fiscal 2007.

During fiscal 2005 and 2006, the OEM systems business segment experienced significant bookings, in particular in the wood products industry, while the order levels for the Aftermarket business segment have continued relatively constant. Strong bookings have been experienced in the wood products industry as the result of new OSB plants being built to meet current and anticipated future demand for their products, and our strategic partner who is well positioned in that market.

            Twelve Months Ended June 30, 2006 Compared with Twelve Months Ended June 30, 2005

OEM systems revenue increased by $4,226,197 (55%) to $11,946,392 for the twelve-month period ended June 30, 2006 from $7,720,195 for the same period in fiscal 2005. The increase is primarily the result of an increase in large system sales in the period, and in particular, those of Wet Electrostatic Precipitators ("WESP") and wet scrubbers to the wood products industry.

Aftermarket revenue increased by $725,366 (21%) to $4,100,748 for the twelve months ended June 30, 2006 from $3,375,382 for the same period in fiscal 2005. Increased revenue from evaporative cooling components and spare parts in fiscal 2006, primarily by customers in the mineral processing industry, together with increased WESP and wet scrubber spare parts and service in the wood products industry, has been the prime cause of this positive increment.

Cost of OEM systems increased by $2,965,811 (43%) to $9,903,428 for the twelve-month period ended June 30, 2006 from $6,937,617 for the same period in fiscal 2005. The higher costs are the result of the increased volume of OEM systems work, as discussed above. As a percentage of OEM systems revenue, the cost of OEM systems was 83% for the twelve-month period ended June 30, 2006 and 90% for the same period in fiscal 2005. The lower percentage to revenue for the OEM systems is the result of higher than anticipated costs on certain projects during the 2005 fiscal year than in fiscal 2006.

Aftermarket costs increased by $358,472 (16%) to $2,543,235 for the twelve-month period ended June 30, 2006 from $2,184,763 for the same period one year earlier. The increased costs are the result of the increased sales volume discussed above. As a percentage of aftermarket revenue, the aftermarket costs were 62% versus 65% for the same period in fiscal 2005. The decreased ratio of aftermarket costs to revenue was the result of increased parts revenue in fiscal 2006, which typically has a higher ratio than component orders.

Selling, general and administrative expenses increased $536,338 (25%) to $2,696,677 for the twelve-month period ended June 30, 2006 from $2,160,339 for the same period in fiscal 2005. Increased selling, general and administrative expenses resulted from additional personnel, increased sales travel expense and professional fees. As a percentage of total revenue, selling, general and administrative expenses were 17% for the fiscal year ended June 30, 2006 and 19% for the same period a year earlier. This decrease in percent to revenue is the direct result of the increased volume of revenue for the current period. Also included in total expenses in the current year were stock-based compensation expense ($31,250 vs. $2,268 in fiscal 2005)[see note 12 to the Consolidated Financial Statements] together with increased depreciation expense ($93,897 vs. $65,303 in fiscal 2005).

Income before tax in fiscal 2006 increased $1,067,156 to income before taxes of $821,258, from a loss before taxes of $245,898 for the same period in fiscal 2005. Income tax provision for fiscal 2006 was $5,408 compared to a recovery of $18,702 in 2005. The tax recovery relates to carry-back of the 2004 tax loss to 2001. The future benefit of US tax losses has not been recorded in the financial statements, as discussed in note 13 to the Consolidated Financial Statements.

"Other comprehensive income" of $144,195 was recorded for the twelve-months ended June 30, 2006, as compared to "other comprehensive income" of $131,951 for the same period in fiscal 2005. The "other comprehensive income" in the current period was the result of the increase in the value of the Canadian dollar compared to the US dollar from June 30, 2005 to June 30, 2006, and the resulting changes in our balance sheet relative to Canadian dollar-denominated accounts.

Liquidity and Capital Resources

On an overall basis, we had net cash provided of $4,228,226 for fiscal 2006 as compared to net cash provided of $1,058,679 during the same period in 2005. The fiscal 2006 net cash provided figure included cash provided by operating activities of $3,228,859. This increase in overall cash flow is the result of the operating income, the decrease in retentions receivable, increases in accrued charges and unearned revenue and contract advances, partially offset by increased deferred contract costs and unbilled revenue.

At June 30, 2006, we had positive working capital (total current assets less total current liabilities) of $2,276,455 as compared to positive working capital of $370,644 at June 30, 2005, an increase of $1,905,811. Our current ratio (current assets divided by current liabilities) was 1.42 and 1.13 at June 30, 2006 and June 30, 2005, respectively.

Our contracts typically provide for progress payments based upon the achievement of performance milestones or the passage of time. Our contracts often provide for our customers to retain a portion of the contract price until the achievement of performance guarantees has been demonstrated. We attempt to have our progress billings exceed our costs and estimated earnings on uncompleted contracts; however, it is possible, at any point in time, that costs and estimated earnings can exceed progress billings on uncompleted contracts, which would negatively impact cash flow and working capital. At June 30, 2006 and June 30, 2005, "Unearned revenue and contract advances" exceeded "Deferred contract costs and unbilled revenue" with the result that cash flow was positively affected by $3,216,981 and $673,138, respectively.

Form 10-KSB	TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES
Incorporated Under the Laws of Delaware, United States

Our backlog as at June 30, 2006 was approximately $10,000,000, all of which is expected to be shipped during the 2007 fiscal year, compared to the June 30, 2005 backlog of $10,200,000.

At June 30, 2006, the cash balance was $5,506,643, which is an increase of $1,080,550 compared to March 31, 2006, and an increase of $4,228,226 compared to June 30, 2005. During fiscal 2006, we did a private placement of 1,000,000 shares which netted cash of $1,037,385 [see note 12 to the Consolidated Financial Statements]. We have no outstanding debt. Based upon the current cash position, expected revenue for fiscal 2007 of at least $10.0 million based upon orders in-house at June 30, 2006, anticipated new OEM orders and a steady stream of Aftermarket orders, we believe that projected cash generated from operations will be sufficient to meet our cash needs through the end of the fiscal year ended June 30, 2007.

Quantitative and Qualitative Information About Market Risk

We do not engage in trading market risk sensitive instruments and does not purchase hedging instruments or "other than trading" instruments that are likely to expose us to market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk. We have not entered into forward or future contracts, purchased options or entered into swaps. We have no bank borrowing facility that could subject it to the risk of interest rate fluctuations.

ITEM 7: FINANCIAL STATEMENTS

Reference is made to pages F-1 through F-17 comprising a portion of this Annual Report on Form 10-KSB.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A: CONTROLS AND PROCEDURES

Our management has carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2006. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B: OTHER INFORMATION

On September 20, 2006, we issued a press release announcing our financial results for the year ended June 30, 2006. A copy of the press release is being furnished as Exhibit 99.1 to this report and incorporated herein by reference.

PART III

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our executive officers and directors are as follows:

Name	Age	Positions and Offices

Edward F. Spink	52	Chairman of the Board and Chief Executive Officer
Egbert Q. van Everdingen	45	President, Secretary-Treasurer and Director
Richard H. Hurd	69	Director
Dr. Donald R. Spink, Sr.	83	Director
Julien Hradecky	48	Director
Glen O. Wright	57	Director
Andrew T. Meikle	42	Director
Robert A. Allan	64	Vice President Engineering
Ronald A. Berube	59	Vice President Marketing & Sales – Gas Conditioning and Nozzle Systems
David J. Hobson	58	Vice President Finance and Administration
Richard C. Gimpel	58	Vice President Marketing & Sales

Edward F. Spink served as our President and a director from August 27, 1997, the date upon which Turbotak Technologies and Sonic Environmental Systems were consolidated to form our current company, until June 15, 1999. On June 15, 1999, Mr. Spink was elected our Chairman of the Board of Directors and Chief Executive Officer. From 1995 to 1997, he was President and a director of Turbotak. Mr. Spink was Vice President – Operations of Turbotak from 1989 to 1995. He joined Turbotak in 1982.

Form 10-KSB	TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES
Incorporated Under the Laws of Delaware, United States

Egbert Q. van Everdingen has served as our President, Secretary-Treasurer and as a director, since June 2006. Prior thereto and from August 1997, Mr. van Everdingen served as our Vice President Marketing & Sales, Air Pollution Control Systems. Prior thereto and from 1986, he served as project manager and in various product development, sales and marketing positions with Turbotak. From August 2003 until June 2006, he was Executive Vice President, with responsibility for all sales, marketing, design and project engineering.

Richard H. Hurd served as our President from August 1993 to August 1997 and Treasurer from April 1994 to August 1997. He has been a director since February 1993. Mr. Hurd has been President and sole owner of RHB Capital Company Inc., a financial consulting company since 1987. He also acts as a Special Assistant to the Treasurer of the State of New Jersey.

Dr. Donald R. Spink, Sr. served as our Chairman of the Board of Directors from August 27, 1997 until June 15, 1999. He continues to serve as a director and has agreed to provide us with technical advice. Prior thereto and from 1976 he was President and Chairman of Turbotak.

Julien J. Hradecky has been a director since December 9, 2004. Mr. Hradecky, a Professional Engineer, has served since 1991 as Chief Executive Officer of R&J Engineering Corporation, a world leader in the manufacture of pharmaceutical hard gelatin capsule production machinery and related equipment. Since 1994, Mr. Hradecky has served as Secretary and as a director of Meikle Automation Inc., a major manufacturer of industrial automation systems. He is also the President of Epicenter Inc., a private investment company with a broad range of holdings.

Glen O. Wright has been a director of our company since December 2005. Mr. Wright founded Wright, Mogg and Associates Ltd., a pension and benefits consulting firm, served as our Chief Executive Officer from 1980 to 1986, and our Chairperson and Chief Executive Officer until 1996. It was sold in 2000 to Cowan Insurance Group and he continued as Chairman of the Cowan Insurance Group until October 2002. He served as the Chairman of the Workplace Safety and Insurance Board in Ontario from June 1996 to February 2004 and served as Chairman of Hydro One, the agency responsible for electric transmission in Ontario from June 2002 to May 2003. Since February 2004, he has been working on a number of consulting projects through GPark Consulting Ltd., of which he is President. He is currently a director of PrinterOn Corporation and LeanCor Logistics LLC, and was formerly a director for the Institute for Work and Health, Gore Mutual Insurance and the Canadian Broadcasting Corporation, a member of the Wilfrid Laurier University Foundation and a member of the Council for Canadian Unity.

Andrew T. Meikle has been a director of our company since December 2005. Mr. Meikle, a member of the Professional Engineers of Ontario, is the founder of Meikle Automation, established in 1994, and has since then held the position of President and Chief Executive Officer. Meikle Automation, employs over 350 people in seven divisions across Canada, the US and Mexico with annual sales in excess of CAD 50 million.

Robert A. Allan has served as our Vice President Engineering since August 27, 1997, and joined Turbotak as Manager of Engineering in 1990. Prior thereto and from 1979, he was a Manager of Engineering with Joy Technologies Canada, an air pollution control company. Prior to 1979 and from 1972, he was a technical advisor with Flakt Canada, specifically on pollution control processes. He also held various senior project management engineering positions in Quebec and Sweden with AB Svenska Flaktfabriken. He is a professional engineer and holds a Master's degree in Mechanical Engineering from the University of Waterloo.

Ronald A. Berube has served as our Vice President Marketing & Sales, Gas Conditioning and Nozzle Systems since August 27, 1997. Prior thereto and from 1993, he held the same position with Turbotak. Mr. Berube had an extensive background in marketing and sales prior to joining Turbotak. He holds a Bachelor of Science in Chemical Engineering from the University of Waterloo.

David J. Hobson has served as our Vice President Finance and Administration since August 27, 1997. Prior thereto and from 1996, he held the position of Controller with Turbotak. Mr. Hobson has over twenty years of finance and accounting, human resources management and project management experience in the capital equipment sector, most of it gained in the air pollution control field with a division of Joy Technologies Canada.

Richard C. Gimpel was appointed our Vice President, Marketing and Sales in May 2006. Prior thereto and from 1999, he held the position of Sales Director for air pollution control systems in the US. Prior to joining us, he had held a number of senior management positions including Director – Industrial Sales with Crowder Construction. He holds degrees in Industrial Engineering and Criminal Justice.

Edward Spink is the son of Dr. Donald Spink, Sr.

All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Executive officers are elected annually by the Board of Directors to hold office until the first meeting of the Board following the next annual meeting of stockholders or until their successors are chosen and qualified. Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who own beneficially more than 10% of our common stock to file reports of ownership and changes in ownership of such common stock with the SEC, and to file copies of such reports with us. Based solely upon a review of the copies of such reports filed with us, we believe that during the year ended June 30, 2006 such reporting persons complied with the filing requirements of said Section 16(a), except that

  Edward F. Spink, our Chairman and Chief Executive Officer, did not file on a timely basis one Form 4 reflecting one transaction;

  Richard H. Hurd, a director of our company, did not file on a timely basis one Form 4 reflecting one transaction;

  Dr. Donald R. Spink, Sr., a director of our company, did not file on a timely basis two Form 4s each reflecting one transaction;

  Glen O. Wright, a director of our company, did not file on a timely basis a Form 3 and one Form 4 reflecting one transaction;

Form 10-KSB	TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES
Incorporated Under the Laws of Delaware, United States

  Andrew T. Meikle, a director of our company, did not file on a timely basis one Form 4 reflecting one transaction;

  Ronald A. Berube, a director of our company, did not file on a timely basis one Form 4 reflecting one transaction;

  Richard C. Gimpel, a director of our company, did not file on a timely basis a Form 3; and

  Patrick J. Forde, a former president and a former director of our company, did not file on a timely basis three Form 4s each reflecting one transaction.

Each of the delinquent Form 3s and Form 4s were subsequently filed with the SEC.

Our audit committee consists of three directors, Richard H. Hurd as chairperson, Glen O. Wright and Andrew T. Meikle. The Board of Directors has determined that each member of the Audit Committee meets the Nasdaq Marketplace Rule definition of "independent" for audit committee purposes. The Board of Directors has also determined that Richard Hurd meets the SEC definition of an "audit committee financial expert."

Our Audit Committee has adopted a Code of Ethics applicable to all of our employees, including our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer, as well as the members of our board of directors. The Code of Ethics was filed as Exhibit 14 to the Form 10-KSB for the year ended June 30, 2004.

Form 10-KSB	TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES
Incorporated Under the Laws of Delaware, United States

ITEM 10: EXECUTIVE COMPENSATION

Summary Compensation

Set forth below is the aggregate compensation for services rendered in all capacities to us during our fiscal years ended June 30, 2006, 2005 and 2004 by our chief executive officer and by executive officers receiving annual compensation exceeding $100,000 during our fiscal year ended June 30, 2006 (collectively the "Named Officers").

		Annual Compensation			Long-term Compensation Awards
Name and	Year Ended	Salary	Bonus	Other Annual	Shares Underlying Number of
Principal Position	June 30			Compensation	Options

Edward F. Spink, CEO	2006	$154,814 (1)	-- (1)	$ --	35,000
	2005	$139,994 (1)	-- (1)	$ --	--
	2004	$130,275 (1)	-- (1)	$ 375 (2)	12,500

Egbert Q. van Everdingen,
President, Secretary-Treasurer (3)	2006	$132,698 (4)	-- (4)	$ --	15,000
	2005	$119,995 (4)	-- (4)	$ 50 (5)	--
	2004	$111,664 (4)	-- (4)	$ 18,703 (5)	--

Ronald A. Berube, VP –
Nozzles Sales & Marketing	2006	$ 39,809	--	$ 98,261 (6)	12,500
	2005	$ 35,999	--	$ 82,103 (6)	--
	2004	$ 33,499	--	$ 66,693 (6)	--
_________

(1)   Effective July 1, 2002, Mr. Spink's compensation was revised to CAD 175,000 (USD 139,994 in 2005, USD 130,275 in 2004) of salary, together with a $20,000 bonus to be based upon meeting the earnings before tax target in our business plan. Effective August 1, 2005, Mr. Spink's compensation was revised to CAD 180,250 (USD 154,814 in 2006) together with a $20,000 bonus to be based upon meeting the earnings before tax target in our business plan. For the fiscal years ended June 30, 2004, 2005 and 2006, he was not entitled to any bonus payment due to our performance over that period.

(2)   Represents commission on orders received prior to fiscal 2003. Effective July 1, 1999, Mr. Spink's compensation was revised to include a sales commission on Scrubber System sales rather than the previous discretionary bonus.

(3)   Mr. van Everdingen served as Executive Vice President for each of the years ended June 30, 2004 and 2005. He served as Executive Vice President in fiscal 2006 until he became President and Secretary-Treasurer in June 2006

(4)   Effective July 1, 2003, Mr. van Everdingen's compensation was revised to CAD 150,000 (USD 119,995 in 2005, USD 111,664 in 2004) of salary, together with a $10,000 bonus to be based upon meeting the earnings before tax target in our business plan. Effective August 1, 2005, Mr. van Everdingen's compensation was increased to CAD 154,500 (USD 132,698 in 2006), together with a $10,000 bonus to be based upon meeting the earnings before tax target in our business plan. For the fiscal years ended June 30, 2004, 2005 and 2006, he was not entitled to any bonus payment due to our performance over that period.

(5)   Represents commission on orders received prior to fiscal 2004.

(6)   Represents commission on orders received.

Option Grants in Fiscal 2006

	Number of Shares	% of Total
	Underlying	Options Granted	Exercise	Expiration
	Options Granted	to Employees	Price	Date

Edward F. Spink	35,000	19.7%	$0.75	10/31/2010
Egbert Q. van Everdingen	15,000	8.4%	$0.75	10/31/2010
Ronald A. Berube	12,500	7.0%	$0.75	10/31/2010

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

			Number of Securities
	Number of		Underlying Unexercised		Value of Unexercised
	Shares Acquired	Value	Options		In-The-Money Options at
	On Exercise	Received	at Fiscal Year End (1)		Fiscal Year End (1)
			Exercisable	Unexercisable	Exercisable	Unexercisable

Edward F. Spink	12,500	$4,000.00	135,000	--	$84,625.00	$0.00
Egbert Q. van Everdingen	0	$0.00	52,500	--	$34,500.00	$0.00
Ronald A. Berube	0	$0.00	50,000	--	$33,625.00	$0.00

        (1) The exercise price of the unexercised options was below $1.102, the fair market value of our common stock on June 30, 2006.

Form 10-KSB	TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES
Incorporated Under the Laws of Delaware, United States

Employment Agreements

None of our current executive officers are employed pursuant to an employment agreement with us.

Compensation of Directors

During the fiscal year ended June 30, 2006, our directors were each paid $500 for each board meeting attended. Our directors are periodically granted stock options, typically on a yearly basis. Non-employee directors receive reimbursement of out-of-pocket expenses incurred for each board meeting or committee meeting attended. During the fiscal year ended June 30, 2006, there was a grant of 20,000 options to each director which vested immediately, had an exercise price of $0.75 and an expiry date of October 31, 2010.

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of August 31, 2006 the shares of our Common Stock beneficially owned by each person who, to our knowledge, is the holder of 5% or more of our Common Stock, by each of our directors, by the Named Officers and by all of our executive officers and directors as a group.

Name and Address of Beneficial Owner or	Number of Shares	Approximate Percentage
Identity or Group	Beneficially Owned (1)	of Class
Dr. Donald R. Spink, Sr. (a)	3,015,790 (2) (3) (4)	18.8%
Edward F. Spink (a)	561,048 (2) (5)	3.5%
Egbert Q. van Everdingen (a)	372,141 (2) (6) (10)	2.3%
Richard H. Hurd (b)	228,673 (7) (11)	1.4%
Julien J. Hradecky (a)	204,423 (8) (12)	1.3%
Glen O. Wright (a)	20,000 (8)	0.1%
Andrew T. Meikle (a)	20,000 (8)	0.1%
Ronald A. Berube (a)	193,581 (2) (9)	1.2%
Dynamis Advisors, LLC (c)	1,701,500 (14)	10.9%
Heartland Advisors, Inc.(d)	1,250,000 (15)	7.8%
Bard Associates, Inc. (e)	1,200,625 (16)	7.5%
Sprott Asset Management, Inc.(f)	1,000,000 (17)	6.2%
All Executive Officers and Directors as a group (11 persons)	4,904,443 (13)	30.5%
__________

(a)    The address of each beneficial owner is c/o TurboSonic Technologies, Inc. 550 Parkside Drive, Suite A-14, Waterloo, Ontario, N2L 5V4, Canada.

(b)    The address of each beneficial owner is c/o TurboSonic Technologies, Inc. 239 New Road, Building B, Suite 205, Parsippany, NJ 07054.

(c)    The address of the beneficial owner is 310 4th St., Suite 101, Charlottesville, VA 22902.

(d)    The address of the beneficial owner is 789 North Water St., Milwaukee, WI 53202.

(e)    The address of the beneficial owner is 135 South LaSalle St., Suite 2320, Chicago, IL 60603.

(f)    The address of the beneficial owner is Suite 2700, South Tower, Royal Bank Plaza, PO Box 27, Toronto, ON M5J 2J1, Canada.

(1)    Unless otherwise indicated, all persons named below have sole voting and investment power over listed shares.

(2)    Includes shares of TurboSonic Canada Inc., a wholly owned subsidiary of our company, which by their terms are convertible at any time into a like number of shares of Common Stock of our company ("TurboSonic Canada Shares").

(3)    Includes 2,548,609 TurboSonic Canada Shares owned by Canadian numbered corporation, over which shares Dr. Spink exercises voting control.

(4)    Includes 32,500 shares issuable upon exercise of vested options.

(5)    Includes 135,000 shares issuable upon exercise of vested options.

(6)    Includes 52,500 shares issuable upon exercise of vested options

Form 10-KSB	TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES
Incorporated Under the Laws of Delaware, United States

(7)    Includes 51,250 shares issuable upon exercise of vested options.

(8)    Includes 20,000 shares issuable upon exercise of vested options.

(9)    Includes 50,000 shares issuable upon exercise of vested options.

(10)  Includes 12,500 shares owned by Mr. van Everdingen's spouse, as to which Mr. van Everdingen disclaims any beneficial ownership.

(11)  Includes 1,494 shares owned by Mr. Hurd's spouse, as to which Mr. Hurd disclaims any beneficial ownership.

(12)  Includes 13,280 shares owned by Mr. Hradecky's spouse, as to which Mr. Hradecky disclaims any beneficial ownership

(13)  Includes 439,375 shares issuable upon exercise of vested options.

(14)  Pursuant to a Schedule 13-G filed on September 8, 2006 and information available to us, Frederic S. Bocock, Alexander H. Bocock and John H. Bocock, have shared power to direct the disposition of, and the vote of, 1,701,500 shares.

(15)  Pursuant to a Schedule 13-G filed on February 3, 2006, Heartland Advisors, Inc. and William J. Nasgovitz have shared power to direct the disposition of, and the vote of, 1,250,000 shares.

(16)  Pursuant to a Schedule 13-G filed on February 9, 2006, Bard Associates, Inc. has the sole power to direct the disposition of 1,200,625 shares and the sole power to direct the vote of 103,750 shares.

(17)  Pursuant to a Schedule 13-G filed on April 10, 2006, Sprott Asset Management, Inc. has the sole power to direct the disposition of 1,000,000 shares and the sole power to direct the vote of 1,000,000 shares.

Securities Authorized for Issuance Under Equity Compensation Plans (3):

The following table provides information as of June 30, 2006 about our equity compensation plans:

			Number of
	Number of Securities to	Weighted Average –	Securities
	be Issued upon Exercise	Exercise Price of	Remaining
	of Outstanding Options,	Outstanding Options,	Available for
Plan Category	Warrants and Rights	Warrants and Rights	Future Issuance

Equity compensation plans approved by security holders: -	151,500	$0.653	372,500
- 2003 Stock Plan
Equity compensation plans not approved by security holders:
- 2000 Stock Plan	621,438	$0.469	3,875
Total	772,688	$0.5052	376,375

We instituted the 2000 Stock Plan [the "2000 Plan"] with the express purpose of encouraging key employees, as well as other individuals who render services to us, by affording such persons with opportunities to participate in equity ownership of our company. The 2000 Plan provides for the grant of non-qualified options, stock awards and stock purchase rights. Collectively, these are referred to as stock rights.

The 2000 Plan, adopted by us on February 9, 2000, is administered by the Board of Directors, which determines to whom such stock rights may be granted, at which times the stock rights shall be granted and the time or times when each option shall become exercisable and the duration of the exercise period. The exercise price per each non-qualified option granted under the 2000 Plan shall be not less than the fair market value per share of common stock on the date of such grant. The stock, subject to stock rights, shall be authorized but unissued shares of our common stock or shares of common stock reacquired by us in any manner. The aggregate number of shares that may be issued, pursuant to the 2000 Plan, is 937,500, of which 621,438 have been granted and remain outstanding, and 312,187 have been granted and exercised.

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

Form 10-KSB	TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES
Incorporated Under the Laws of Delaware, United States

PART IV

ITEM 13: EXHIBITS

The following exhibits, which are numbered in accordance with Item 601 of Regulation S-B, are filed herewith or, as noted, incorporated by reference herein:

Exhibit Number	Exhibit Description

3.1	Certificate of Incorporation of the Company (1)
3.2	Certificate of Amendment of Certificate of Incorporation of the Company (2)
3.3	Certificate of Correction of Certificate of Amendment of the Company (3)
3.4	Certificate of Designation, Number, Powers, Preferences and Relative, Participating, Optional, and other Special Rights and the Qualifications, Limitations, Restrictions, and other distinguishing characteristics of Special Voting Preferred Stock (2).
3.5	By-laws, as amended, of the Company (2)
4.1	Form of certificate evidencing share of common stock (2)
10.1 *	2000 Stock Plan (4)
10.2 *	2003 Stock Plan (5)
10.3	Securities Purchase Agreement dated April 21, 2006 among ourselves and two institutional investors, inclusive of Exhibit A and B thereto, being, respectively, a Registration Rights Agreement among ourselves and such investors and a form of Common Stock Purchase Warrant (6)
14	Code of Ethics (6)
21.1	Subsidiaries of the Company
23.1	Consent of Mintz & Partners LLP
31.1	Rule 13a-14(a)/15d-14(a) Certifications
32.1	Section 1350 Certifications
99.1	Full Year Operating Results Press Release issued September 20, 2006

* Compensatory Plan

(1) Filed on April 9, 1993, as an exhibit to our Registration Statement on Form S-1 (File Number 33-60856) and incorporated herein by reference.

(2) Filed on November 18, 1997 as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended April 30, 1996 and incorporated herein by reference.

(3) Filed on September 30, 2002 as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2002 and incorporated herein by reference.

(4) Filed on March 19, 2001 as an exhibit to our Registration Statement on Form S-8 (File Number 333-57248) and incorporated herein by reference.

(5) Filed on November 12, 2002 as an exhibit to our proxy statement for the 2002 annual meeting, and incorporated herein by reference.

(6) Filed on April 25, 2005 as an exhibit to our Current Report on Form 8-K dated April 24, 2006 and incorporated herein by reference.

(7) Filed on September 28, 2004 as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004, and incorporated herein by reference.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees for professional services provided by our independent auditors in each of the last two fiscal years, in each of the following categories are as follows:

Fees billed by Ernst & Young LLP:	2006	2005

Audit fees	--	$ 6,690
Audit-related fees	$ 4,161	$10,704
Tax fees	--	--
All other fees	--	--
	$ 4,161	$17,394

Form 10-KSB	TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES
Incorporated Under the Laws of Delaware, United States

Fees billed by Mintz & Partners LLP:	2006	2005

Audit fees	$55,828	$36,798
Audit-related fees	$ 8,589	--
Tax fees	$ 5,583	$ 5,200
All other fees	$14,112	$ 9,600
	$84,112	$51,598

Audit fees services include fees associated with the annual audit, the reviews of our quarterly reports on Form 10-QSB, assistance with and review of documents filed with the Securities and Exchange Commission and comfort letters. Audit-related fees principally consist of audit-related consultation. Tax fees include tax compliance and tax consultations. All other fees include quarterly reviews of our 10-QSB filings and general accounting consultations.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors and Shareholders of

TurboSonic Technologies, Inc.

We have audited the accompanying consolidated balance sheets of TurboSonic Technologies, Inc. and Subsidiaries as of June 30, 2006 and 2005 and the related consolidated statements of income (loss) and comprehensive income (loss), shareholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TurboSonic Technologies, Inc. and Subsidiaries as of June 30, 2006 and 2005, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Toronto, Canada,	/s/ Mintz & Partners LLP
September 14, 2006.	Mintz & Partners LLP
Chartered Accountants

Form 10-KSB	TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES
Incorporated Under the Laws of Delaware, United States

CONSOLIDATED BALANCE SHEETS

As at June 30		[expressed in United States dollars]

		2006	2005
		$	$

ASSETS
Current
Cash and cash equivalents		5,506,643	1,278,417
Accounts receivable [note 4]		1,347,381	1,142,953
Retentions receivable		61,112	134,565
Inventories [note 5]		111,958	79,579
Deferred contract costs and unbilled revenue [note 6]		588,126	460,739
Other current assets		101,520	69,860
Total current assets		7,716,740	3,166,113
Property and equipment, less accumulated depreciation
and amortization [note 7]		377,562	101,703
Goodwill [note 8]		398,897	398,897
Other assets		13,826	22,041
		790,285	522,641
Total assets		8,507,025	3,688,754

LIABILITIES AND SHAREHOLDERS' EQUITY
Current
Accounts payable		1,079,559	1,326,385
Accrued charges [note 9]		542,690	328,467
Obligations under capital leases, current portion [note 10]		4,775	6,740
Income taxes payable		8,154	--
Unearned revenue and contract advances [note 6]		3,805,107	1,133,877
Total current liabilities		5,440,285	2,795,469
Obligations under capital leases, long-term portion [note 10]		--	4,350
		5,440,285	2,799,819
Commitments and contingencies [note 11]
Shareholders' equity [note 12]
Share capital
Authorized
30,000,000	common shares, par value $0.10 per share
1,500	preferred shares, no par value
Issued
11,971,614	common shares [2005 – 7,982,290]
2,566,564	common shares reserved for the conversion of
	the subsidiary's Class B exchangeable shares
	[2005 – 5,151,706]	2,490,258	2,349,818
Additional paid-in capital		3,102,229	2,024,909
		5,592,487	4,374,727
Accumulated other comprehensive income		402,662	258,467
Accumulated deficit		(2,928,409)	(3,744,259)
Total shareholders' equity		3,066,740	888,935
Total liabilities and shareholders' equity		8,507,025	3,688,754

See accompanying notes

Form 10-KSB	TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES
Incorporated Under the Laws of Delaware, United States

CONSOLIDATED STATEMENTS OF INCOME (LOSS)
AND COMPREHENSIVE INCOME (LOSS)

Years ended June 30	[expressed in United States dollars]

	2006	2005
	$	$

CONTRACT REVENUE AND SALES
OEM systems revenue	11,946,392	7,720,195
Aftermarket revenue	4,100,748	3,375,382
	16,047,140	11,095,577

CONTRACT COSTS AND COST OF SALES
OEM systems contract costs and costs of sales	9,903,428	6,937,617
Aftermarket contract costs and cost of sales	2,543,235	2,184,763
	12,446,663	9,122,380
Gross margin	3,600,477	1,973,197

EXPENSES
Selling, general and administrative	2,696,677	2,160,339
Stock-based compensation expense [note 12]	31,250	2,268
Depreciation & amortization	93,897	65,303
	2,821,824	2,227,910

Income (loss) from operations	778,653	(254,713)
Interest income	43,733	10,244
Interest (expense)	(1,128)	(1,429)
Income (loss) before provision for (recovery of) income taxes	821,258	(245,898)
Provision for (recovery of) income taxes [note 13]	5,408	(18,702)
Net income (loss)	815,850	(227,196)
Other comprehensive income:
Foreign currency translation adjustment	144,195	131,951
Comprehensive income (loss)	960,045	(95,245)

Basic earnings (loss) per share [note 15]	$0.06	($0.02)
Diluted earnings per share [note 15]	$0.06	-

Basic weighted average number of shares [note 15]	13,505,474	13,134,030
Diluted weighted average number of shares [note 15]	14,039,339	13,134,030

See accompanying notes

Form 10-KSB	TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES
Incorporated Under the Laws of Delaware, United States

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

Years ended June 30	[expressed in United States dollars]

					Accumulated
	Exchangeable and		Additional		other	Total
	common shares		paid-in	Accumulated	comprehensive	shareholders'
	Shares	Amount	capital	deficit	Income (loss)	equity
	#	$	$	$	$	$

Balance – June 30, 2004	10,507,031	2,349,818	2,022,655	(3,517,063)	126,516	981,926
Net (loss)	—	—	—	(227,196)	—	(227,196)
Stock-based compensation [note 12]	—	—	2,268	—	—	2,268
Translation adjustment	—	—	—	—	131,951	131,951
Stock Split [note 12]	2,626,799	—	—	—	—	—
Purchase of small-lot shares [note 12]	(27)	—	(14)	—	—	(14)

Balance – June 30, 2005	13,133,803	2,349,818	2,024,909	(3,744,259)	258,467	888,935
Net income	—	—	—	815,850	—	815,850
Stock-based compensation [note 12]	—	—	31,250	—	—	31,250
Translation adjustment	—	—	—	—	144,195	144,195
Sale of shares [note 12]	1,404,375	140,440	1,046,070	—	—	1,186,510

Balance – June 30, 2006	14,538,178	2,490,258	3,102,229	(2,928,409)	402,662	3,066,740

See accompanying notes

Form 10-KSB	TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES
Incorporated Under the Laws of Delaware, United States

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended June 30	[expressed in United States dollars]

	2006	2005
	$	$

OPERATING ACTIVITIES
Net income (loss)	815,850	(227,196)
Add charges to operations not requiring a current cash payment:
Stock-based compensation expense [note 12]	31,250	2,268
Depreciation and amortization [note 7]	93,897	65,303
	940,997	(159,625)
Net change in non-cash assets and liabilities related to operations [note 16]	2,287,862	1,152,095
Cash provided by operating activities	3,228,859	992,470

INVESTING ACTIVITIES
Purchase of property and equipment	(350,546)	(47,305)
Cash (applied to) investing activities	(350,546)	(47,305)

FINANCING ACTIVITIES
(Repayment) of obligations under capital leases	(7,148)	(9,956)
Proceeds from issuance of common shares	1,186,510	()
Cash provided by (applied to) financing activities	1,179,362	(9,956)

Effect of exchange rate changes on cash	170,551	123,470

Net cash provided during year	4,228,226	1,058,679
Cash and cash equivalents, beginning of year	1,278,417	219,738
Cash and cash equivalents, end of year	5,506,643	1,278,417

Supplemental cash flow information:
Interest paid	1,128	1,429
Interest received	43,733	9,244
Income taxes paid	570	947

See accompanying notes

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	Notes to Consolidated Financial Statements
FORM 10-KSB	Year ended June 30, 2006

1. ORGANIZATION AND BUSINESS DESCRIPTION

TurboSonic Technologies, Inc., directly and through subsidiaries, designs and markets integrated air pollution control and liquid atomization technology, including industrial gas cooling/conditioning systems, to ameliorate or abate industrial environmental problems.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles and are applied within the framework of the significant accounting policies summarized below:

Principles of consolidation

The consolidated financial statements include the accounts of our company and our wholly-owned and majority-owned subsidiaries. All material intercompany accounts and transactions have been eliminated on consolidation.

Inventories

Raw materials are valued at the lower of cost, on a first-in, first-out basis, and replacement cost.

Finished goods are valued at the lower of cost, on a first-in, first-out basis, and net realizable value. Net realizable value is defined as selling price less estimated selling costs.

Goodwill

Under Statement of Financial Accounting Standard ["SFAS"] No.142, goodwill is no longer amortized but is subject to an annual impairment review [or more frequently if deemed appropriate]. Since the adoption of SFAS No. 142 as at July 1, 2001, we have completed the transitional impairment test as at July 1, 2001 and annual impairment tests as at April 1, 2002, 2003, 2004, 2005 and 2006, to identify if there is any impairment to the goodwill using a fair value methodology by reporting unit [note 8].

Property and equipment

Property and equipment are recorded at cost. Depreciation and amortization are calculated on the straight-line method over the estimated useful lives of the assets as follows:

Office equipment	2 – 5 years
Other equipment	5 – 10 years
Leasehold improvements	lease term [5 – 6 years]

Revenues and long-term contracts

We derive revenue from long-term contracts which require performance [i.e., design, construction and performance testing] over a time span which may extend one or more accounting periods. For long-term contracts, we employ two methods of recognition – the percentage of completion method for virtually all of such projects being undertaken, and the completed contract method for contracts with significant uncertainty, such as the use of new technology. For contracts of shorter duration, revenue is recorded when products are shipped, services are performed or billings are rendered, which approximates actual performance.

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

Cash and cash equivalents

We consider all highly liquid temporary cash investments with a maturity of three months or less when purchased, to be cash equivalents.

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

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	Notes to Consolidated Financial Statements
FORM 10-KSB	Year ended June 30, 2006

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

Income taxes

We account for income taxes in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes ["SFAS 109"]. SFAS 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance against the deferred tax assets is provided when it is more likely than not that a portion or all of a deferred tax asset will not be realized.

Advertising costs

All costs associated with advertising and promoting products are expensed as incurred. Advertising and promotion expense was $70,863 in 2006 [$48,933 in 2005].

Stock-based compensation

Financial Accounting Standards Board ["FASB"] SFAS No. 123, Accounting for Stock-Based Compensation, provides an alternative to APB Opinion No. 25. We follow APB Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for stock-based compensation issued to employees. For companies that continue to account for stock-based compensation arrangements under Opinion No. 25, Statement No. 123 requires disclosure of the pro forma effect on net income and earnings per share of our fair value based accounting for those arrangements.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123 and has been determined as if we had accounted for our employee, director and adviser stock options under the fair value method of that statement. The fair value of options granted in fiscal 2004 was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 4.0%, dividend yield of 0.0%, volatility factor of the expected market price of our common stock of 1.045, and a weighted-average expected life of the options of 5.0 years. The average fair value of options granted in fiscal 2004 was $0.28.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period. Our pro forma information is as follows:

	2006	2005
	$	$

Net income (loss)	815,850	(227,196)
Stock-based compensation expense under APB No.25	(88,150)	2,268
Stock-based compensation expense under SFAS No.123	--	(4,250)
Pro forma income (loss)	727,700	(229,178)

Pro forma income per share:
Basic	$0.05	$(0.02)
Diluted	$0.05	--

Effective the January 2006 quarter of fiscal 2006, we are required to adopt Statement of Financial Accounting Standards (SFAS) No. 123(R), "Share-Based Payment", which replaces SFAS No. 123, "Accounting for Stock-Based Compensation", and supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25). Under the modified prospective method, the Statement applies to new awards and to awards modified, repurchased or cancelled after the effective date. Additionally, compensation cost for the unvested portion of awards as of the effective date is required to be recognized as the awards vest after the effective date. For existing awards, we do not expect the requirements of this Statement will have a significant impact on our results of operations or financial position as all awards are currently vested.

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	Notes to Consolidated Financial Statements
FORM 10-KSB	Year ended June 30, 2006

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES continued

Warranty

We carry a reserve based upon historical warranty claims experience. Additionally, warranty accruals are established on the basis of anticipated future expenditures as specific warranty obligations are identified, and are expensed directly to cost of sales. Expenditures exceeding such accruals are expensed direct to cost of sales.

Earnings (loss) per share

Basic earnings (loss) per share is computed by dividing net earnings (loss) available to common shareholders by the weighted average number of common shares outstanding during the year. In computing the earnings (loss) per share, the TurboSonic Canada Inc. Class B exchangeable shares, disclosed in note 12, are considered outstanding common shares of TurboSonic Technologies, Inc. Diluted earnings per share reflects the per share amount under the treasury stock method that would have resulted if dilutive potential common stock had been converted to common stock, as prescribed by SFAS 128, Earnings Per Share. Diluted loss per share is not calculated when the effect of conversion is anti-dilutive.

Foreign currency translation

We maintain our accounts in United States dollars and in Canadian dollars for Canadian-based subsidiaries, their functional currency. The consolidated financial statements have been translated into United States dollars in accordance with SFAS No. 52, Foreign Currency Translation. All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Income statement amounts have been translated using the average exchange rate for the year. The gains and losses resulting from the changes in exchange rates from year to year have been reported separately as a component of comprehensive income.

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

Impact of recently issued accounting standards

Share Based Payments

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123(R), "Share-Based Payment", which replaces SFAS No. 123, "Accounting for Stock-Based Compensation", and supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25). The Statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. The Statement also establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees, except for equity instruments held by employee share ownership plans. The Statement is effective for us beginning the January 2006 quarter of fiscal 2006, and is required to be adopted using a "modified prospective" method. Under the modified prospective method, the Statement applies to new awards and to awards modified, repurchased or cancelled after the effective date. Additionally, compensation cost for the unvested portion of awards as of the effective date is required to be recognized as the awards vest after the effective date. For existing awards, we does not expect the requirements of this Statement will have a significant impact on our results of operations or financial position as all awards are currently vested. We expect that this new pronouncement will have a material impact on our results of operation for future employee stock options granted.

Inventory Pricing

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs" (SFAS No. 151), which amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, "Inventory Pricing". The Statement requires that the accounting for abnormal amounts of idle facility expense, freight handling costs, and wasted material (spoilage) be recognized as current-period charges. In addition, the Statement requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The Statement is effective for us for inventory costs incurred beginning July 1, 2005. We do not expect the requirements of this Statement will have any impact on our results of operations or financial position.

Exchange of Nonmonetary Assets

In December 2004, the FASB issued SFAS No. 153, "Exchange of Nonmonetary Assets, an amendment of APB Opinion No. 29" (SFAS No. 153), which addresses the measurement of exchanges of nonmonetary assets. The Statement eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchange of nonmonetary assets that do not have commercial substance. It also specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Statement is effective for us beginning July 1, 2005. We do not expect the requirements of the Statement will have a significant impact on our results of operations or financial position.

Accounting Change and Error Corrections

FASB issued SFAS No. 154, "Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3", which is effective for fiscal years beginning after December 15, 2005. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. We do not expect the requirements of the Statement will have a significant impact on our results of operations or financial position.

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	Notes to Consolidated Financial Statements
FORM 10-KSB	Year ended June 30, 2006

3. FINANCIAL INSTRUMENTS

Fair value of financial instruments

The carrying amounts reported in the balance sheet for cash and cash equivalents, accounts receivable, retentions receivable, accounts payable, accrued charges and obligations under capital leases approximate fair value based on the short-term maturity of these instruments.

Credit risk

Trade accounts receivable potentially subjects us to credit risk. Sales are made to end users of all sizes located primarily in North America. We provide an allowance for doubtful accounts equal to the estimated losses expected to be incurred in the collection of accounts receivable. As at June 30, 2006, we had three customers that comprised 41% of the total trade receivable balance and had three different customers that comprised 50% of the total trade receivable balance at June 30, 2005. Our cash balances are maintained in one United States chartered bank, which is an AA rated financial institution. Our cash balances for the Canadian-based subsidiaries are maintained in three Canadian chartered banks, which are AA rated financial institutions.

4. ACCOUNTS RECEIVABLE

	2006	2005
	$	$

Trade accounts receivable	1,354,242	1,142,953
Allowance for doubtful accounts	(6,861)	—
	1,347,381	1,142,953

Bad debt expense was nil in 2005 and nil in 2006.

5. INVENTORIES
	2006	2005
	$	$

Finished goods	127,183	95,468
Reserve for obsolescence	(15,225)	(15,889)
	111,958	79,579

6. COST AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS
	2006	2005
	$	$

Costs incurred on uncompleted contracts	15,513,587	9,490,859
Estimated earnings	2,155,467	1,067,972
	17,669,054	10,558,831
Less billings to date	(20,886,035)	(11,231,969)
	(3,216,981)	(673,138)

Included in the accompanying balance sheets under the following captions:
	2006	2005
	$	$

Deferred contract costs and unbilled revenue	588,126	460,739
Unearned revenue and contract advances	(3,805,107)	(1,133,877)
	(3,216,981)	(673,138)

As the result of the financial difficulties experienced by one of our subcontractors during prior years, the estimated completion costs for a project were revised upward by $317,000 in the consolidated financial statements. Recovery, in whole or part, of these increased costs may be possible through the liquidation of the assets of the subcontractor. To date, recovery of $13,619 has been recorded. The liquidation process was not complete at June 30, 2006.

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	Notes to Consolidated Financial Statements
FORM 10-KSB	Year ended June 30, 2006

7. PROPERTY AND EQUIPMENT

		Accumulated	Net Book
	Cost	Depreciation	Value
2006	$	$	$

Office equipment	777,606	700,799	76,807
Other equipment	748,480	459,583	288,897
Leasehold improvements	62,656	50,798	11,858
	1,588,742	1,211,180	377,562

		Accumulated	Net Book
	Cost	Depreciation	Value
2005	$	$	$

Office equipment	660,455	606,532	53,923
Other equipment	446,041	414,253	31,788
Leasehold improvements	57,561	41,569	15,992
	1,164,057	1,062,354	101,703

Total depreciation and amortization incurred during fiscal 2006 was $93,897 [2005 - $65,303].

The total depreciation, included in the above amounts, for assets under capital leases during fiscal 2006 was $6,692 [2004 – $10,515].

The purchase of certain property and equipment was made through the use of capital leases. Property and equipment under capital leases, grouped as office equipment, at June 30 are as follows:

		Accumulated	Net Book
	Cost	Depreciation	Value
2006	$	$	$

	149,000	139,710	9,290

		Accumulated	Net Book
	Cost	Depreciation	Value
2005	$	$	$

	135,722	127,260	8,462

8. GOODWILL
The changes in the carrying amount of goodwill are as follows:
	OEM Systems	Aftermarket	Total
	$	$	$

Balance as of June 30, 2004	—	398,897	398,897
Impairment loss recognized in operating income	—	—	—
Balance as of June 30, 2005	—	398,897	398,897
Impairment loss recognized in operating income	—	—	—
Balance as of June 30, 2006	—	398,897	398,897

We completed our goodwill impairment testing as at April 1, 2006, as required by SFAS No. 142. We reports on two business segments – OEM systems and Aftermarket. We had concluded that the $398,897 of goodwill associated with the OEM business segment should be expensed in the period ended June 30, 2003. We have concluded that there has not been impairment associated with the Aftermarket segment to the period ended June 30, 2006.

9. WARRANTY

As part of the normal sale of scrubber and nozzle systems, we have provided our customers with product warranties. The warranties generally extend for twelve months from the date of start-up or eighteen months after shipment to the customer. The following summarizes the accrual of product warranties that is recorded as part of accrued charges in the accompanying consolidated balance sheet as at June 30th:

	2006	2005
	$	$

Balance, beginning of year	83,318	60,442
Payments made	(44,188)	(28,804)
Provisions made	50,728	51,680
Balance, end of year	89,858	83,318

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	Notes to Consolidated Financial Statements
FORM 10-KSB	Year ended June 30, 2006

10. OBLIGATIONS UNDER CAPITAL LEASES

We have entered into certain capital leases for computer hardware and software, with interest rates at approximately 10%.

The following is a schedule of the future minimum lease payments:

$

2007	4,775
Total minimum lease payments	4,775
Less amount representing interest	207
4,568
Less current portion	4,568
Long-term portion	--

11. COMMITMENTS AND CONTINGENCIES

[a]   Operating leases

We have entered into operating leases, expiring through 2010, for office equipment and premises. Total minimum annual payments under these leases for the years after June 30, 2006 are as follows:

$

2007	72,981
2008	56,383
2009	9,191
2010	426
2011 and thereafter	--
138,981

Rental expense for office equipment and premises was $109,908 in 2006 [$100,716 in 2005].

[b]    Contingencies

General

Our standard contractual terms with respect to the sale of our products and systems disclaim any liability for consequential or indirect losses or damages stemming from any failure of our products or systems or any component thereof. We customarily seeks contractual indemnification from our subcontractors for any loss, damage or claim arising from the subcontractor's failure of performance, negligence or malfeasance. It is possible, however, that a customer's inability to comply with applicable pollution control laws, or regulations stemming from the failure or non-performance of our products or systems, may subject us to liability for any fines imposed upon such customer by governmental regulatory authorities, or for damages asserted to have been incurred by any third party adversely affected thereby.

On October 6, 2005 a statement of claim was filed against us in the Ontario Superior Court of Justice (Canada) by Abuma Manufacturing Limited, one of our vendors, in which they claim additional charges for work performed and refute the our claim for back charges on a specific project. The claim is for CAD 95,647 in respect of unpaid accounts, CAD 50,000 for aggravated, punitive and/or exemplary damages, interest on the past due accounts and costs of the action. It is our position that the claims are without merit and we have filed a statement of defense and counter-claim. We recently received the claimant's Affidavit of Documents, a request for discovery and an offer to settle for CAD 79,757. We will respond to the request for our Affidavit of Documents and discovery. It is still our position that the claims are without merit.

12. SHAREHOLDERS' EQUITY

Common shares

On April 21, 2006, we privately sold an aggregate of 1,000,000 shares of common stock at a price of $1.15 per share, representing approximately 6.9% of our issued and outstanding common stock after giving effect to this sale, together with three-year options to acquire up to an aggregate of 500,000 shares of our common stock at an initial exercise price of $1.40 per share, subject to adjustment, for an aggregate of $1,150,000. The purchasers were two institutional investors, each an "accredited investor" as such term is defined in rule 501, promulgated under the Securities Act of 1933, as amended. As part of the transaction, two firms were compensated for their involvement. The placement agent was paid $69,000 and issued 60,000 two-year warrants at the sale price of $1.15 and a finder was issued 110,000 two-year warrants at the same price.

We announced on July 6, 2005 that we had declared a 5-for-4 stock split of our shares of common stock. Each shareholder, as of the record date of July 15, 2005 was to receive one (1) share for each four (4) shares of TurboSonic Common Stock held. The payment date was July 22, 2005. In accordance with Staff Accounting Bulletin Topic 4.C, the change has been given retroactive effect in the June 30, 2005 balance sheet. The change in shares outstanding is shown as a transaction occurring just prior to the end of the latest period presented.

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	Notes to Consolidated Financial Statements
FORM 10-KSB	Year ended June 30, 2006

12. SHAREHOLDERS' EQUITY continued

Common shares continued

We have total authorized share capital of 30,000,000 shares. In connection with our consolidation with Turbotak Technologies Inc., on August 27, 1997, the shareholders of Turbotak Technologies Inc. exchanged their shares for the Class B exchangeable shares of a wholly owned subsidiary of our company. These shares are exchangeable, at any time, at the election of the holders of such shares, into an equivalent number of common shares of our company. The Class B exchangeable shares have voting rights through a trustee. During fiscal 2006, 2,585,142 Class B exchangeable shares [1,030,341 in 2005] were exchanged for our common shares, leaving 2,566,564 Class B exchangeable shares outstanding as of June 30, 2006 [5,151,706 at June 30, 2005 after the July 2005 5-for-4 split].

In fiscal 2004, the board of directors approved the re-purchase of small-lot shares when we are approached by shareholders to purchase such shares. A total of 33 shares [26 shares before the stock split] were re-purchased at an average cost of $0.40 per share during fiscal 2004 and 34 [27 shares before the stock split] in fiscal 2005 at an average price of $0.40 per share [$0.50 per share before the stock split].

At the end of fiscal 2006, a total of 11,971,614 of our common shares and 2,566,564 Class B exchangeable shares of the subsidiary were outstanding [after the July 2005 5-for-4-split].

Stock-based compensation

We instituted the 2000 stock plan [the "2000 Plan"] with the express purpose of encouraging our key employees, as well as other individuals who render services to us, by providing opportunities to participate in the ownership of our company. The Plan provides for the grant of non-qualified options, stock awards and stock purchase rights. Collectively, these are referred to as stock rights.

A stock plan [the "2003 Plan"] was approved at a shareholders vote at our annual meeting held December 10, 2002. The 2003 Plan is essentially on the same basis as the 2000 Plan [collectively the "Plans"].

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

The stocks, subject to stock rights, shall be authorized but unissued shares of our common stock or shares of common stock reacquired by us in any manner. The aggregate number of shares that may be issued, pursuant to the Plans, is 937,500 [after the July 2005 5-for-4 stock split] under the 2000 Plan and 625,000 under the 2003 Plan, subject to certain adjustments.

As a result of Board actions and Plan amendments in the 2000 and 2001 fiscal years, certain options which were issued in the prior years are accounted for as "variable plan options" in accordance with FIN 28, Accounting for Stock Appreciation Rights, and other variable stock option or award plans. In 2006, no expense [2005 - $2,268] was recorded in connection with these options.

In July and December 2001, eight of our directors and advisers were granted options to purchase 12,500 common shares each at an exercise price of $0.64. The options expire five years from the grant date, and vested on October 15, 2004.

In June 2002, eight of our directors and advisers were each granted options to purchase 12,500 common shares each at an exercise price of $0.36. The options expire five years from the grant date, and vested on June 30, 2005.

In December 2003, eight of our directors and advisers were each granted options to purchase 12,500 common shares at an exercise price of $0.28. These options vested immediately at grant, and expire in five years. Further, each committee member will receive options for 6,250 shares and the chairperson will receive options for an additional 6,250 shares as compensation for the time devoted to our business.

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

A summary of the option activity since June 30, 2004 is shown below:

	Number of shares	Weighted	Number of shares
	to be issued	average	available for
	upon exercise	exercise	future issuance
	of outstanding	price	excluding options
	options	$	already outstanding
Balance, June 30, 2004	977,813	0.3508	575,625
Forfeited during the year	(118,750)	0.3537	118,750
Balance, June 30, 2005	859,063	0.3504	694,375
Granted during the year	318,000	0.7500	(318,000)
Forfeited during the year	--	0.0000	--
Exercised during the year	(404,375)	0.3688	--
Balance, June 30, 2006	772,688	0.5052	376,375

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	Notes to Consolidated Financial Statements
FORM 10-KSB	Year ended June 30, 2006

12. SHAREHOLDERS' EQUITY continued

Stock-based compensation continued

The weighted average characteristics of options outstanding at June 30, 2006 are as follows:

Options outstanding				Options exercisable
		Weighted
	Weighted	average			Weighted
	average	remaining			average
Exercise	exercise	contractual	Number	Number	exercise
price	price	life	outstanding	exercisable	price
$	$	[years]	#	#	$
0.2800	0.2800	2.5	31,250	31,250	0.2800
0.3200	0.3200	0.2	355,938	355,938	0.3200
0.3600	0.3600	1.0	25,000	25,000	0.3600
0.4500	0.4500	0.3	25,000	25,000	0.4500
0.6400	0.6400	0.3	37,500	37,500	0.6400
0.7500	0.7500	4.3	298,000	298,000	0.7500
	0.5052		772,688	772,688	0.5052

Warrants

We have in the past granted detachable warrants for 500,000 common shares to debt holders as an inducement to advance funds to us. In accordance with APB 14, a portion of the proceeds of the debt securities issued with detachable stock purchase warrants, which is allocated as the fair-value of the warrants, has been accounted for as paid-in capital. The related discount on the debt securities was amortized over the remaining period to the original maturity dates.

As an inducement to extend the maturity dates of the loans, we modified the exercise price of the detachable stock purchase warrants as follows: for three years after the initial date of the respective loan at a price of $0.40 per share, for a period of two years following the initial three year period at a price of $0.60 per share, and for an additional period of one year at a price of $0.80 per share. Additionally, warrants to acquire another 500,000 common shares were granted in aggregate to the lenders, at a price of $0.45 per share, commencing on the first day of the extension of their loan for a period of two years. The expiry of both sets of warrants is now stated to be the earlier of the specified expiry date, or ninety days after the date that the common shares in us stock have closed at a trading price above $1.20 for 30 consecutive trading days. The new warrants and the modification of existing warrants were recorded at fair value as debt modification costs [$75,240] in October 2000 and were amortized using the interest method over the new term of the debt.

The second set of warrants expired during fiscal 2004, and the first set expired during fiscal 2005.

In July 2005, we issued 125,000 warrants to purchase our common stock at a price of $0.584 to Capstone Investments as part of the investment banking agreement signed by the two parties. The warrants will expire in July 2008. Based upon the Black-Scholes calculation, stock-based compensation expense was recorded in the first quarter for $31,250.

In April 2006, we issued a total of 500,000 warrants to purchase our common stock at a price of $1.40 to Dynamis Energy LLP and Dynamis Energy Ltd. as part of a private placement of 1,000,00 shares. The warrants expire April 2009. As well, a total of 170,000 warrants to purchase our common stock at a price of $1.15 were issued to Capstone Investments and Bristol Capital for their role in the private placement. The warrants expire April 2008. Based upon the Black-Scholes calculation, a charge against paid-in capital was recorded in the fourth quarter of fiscal 2006 for $92,004.

A summary of the warrant activity since June 30, 2004 is shown below:

	Number of shares	Weighted
	to be issued	average
	upon exercise	exercise
	of outstanding	price
	warrants	$
Balance, June 30, 2004	0	0.0000
Granted during the year	0	0.0000
Balance, June 30, 2005	0	0.0000
Granted during the year	795,000	1.2182
Forfeited during the year	--	0.0000
Exercised during the year	--	0.0000
Balance, June 30, 2006	795,000	1.2182

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	Notes to Consolidated Financial Statements
FORM 10-KSB	Year ended June 30, 2006

12. SHAREHOLDERS' EQUITY continued

Warrants continued

The weighted average characteristics of warrants outstanding at June 30, 2006 are as follows:

Warrants outstanding				Warrants exercisable
		Weighted
	Weighted	average			Weighted
	average	remaining			average
Exercise	exercise	contractual	Number	Number	exercise
price	price	life	outstanding	exercisable	price
$	$	[years]	#	#	$
0.5840	0.5840	2.0	125,000	125,000	0.5840
1.1500	1.1500	1.8	170,000	170,000	1.1500
1.4000	1.4000	2.8	500,000	500,000	1.4000
	1.2182		795,000	795,000	1.2182

13. INCOME TAXES

Details of the (recovery of) provision for income taxes are as follows:

		2006	2005
		$	$

Current:	- U.S.	510	406
	- Canadian	4,898	(19,108)
Total current taxes		5,408	(18,702)
Deferred:	- U.S.	—	—
	- Canadian	—	—
Total deferred taxes		—	—
Income tax provision (recovery)		5,408	(18,702)

The following is a summary of the statutory income tax rates used:

	2006	2005
	%	%

U.S.	34.0	34.0
Canadian federal	22.1	22.1
Canadian provincial	14.0	14.0

Income (loss) before provision for income taxes:
	2006	2005
	$	$

U.S.	325,842	(100,004)
Canadian	495,416	(145,894)
Income before provision for income taxes	821,258	(245,898)

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	Notes to Consolidated Financial Statements
FORM 10-KSB	Year ended June 30, 2006

13. INCOME TAXES continued

Income taxes paid are as follows:

	2006	2005
	$	$

Canadian federal	—	541
Canadian provincial	—	—
U.S. federal	—	—
U.S. state	570	406
	570	947

Income tax refunds received are as follows:
	2006	2005
	$	$

Canadian federal	—	19,649
Canadian provincial	3,192	—
U.S. federal	—	—
U.S. state	60	—
	3,252	19,649

We have unutilized operating losses in the United States of approximately $2,195,000 available for carry forward to reduce income taxes otherwise payable in future years. This amount includes purchased loss carry forwards of approximately $672,000, which, if not utilized, will expire in 2012. A total of $317,184 relating to prior year purchased operating losses was available to apply against current year income.

In Canada, we have unutilized operating losses of approximately $0 federally and $0 in Ontario. During the year, losses in the amount of $269,371 [$0 federal and $0 Ontario in 2005] were utilized.

Deferred tax liabilities and assets are comprised of the following as at June 30:

	2006	2005
	$	$

Accounting under tax net book value	7,330	17,452
Reserves not currently deductible	32,457	30,095
Net operating loss carryforward	746,305	973,999
Total deferred tax assets	786,092	1,021,546
Valuation allowance for deferred tax assets	(786,092)	(1,021,546)
Net deferred tax asset (liabilities)	—	—

14. RESEARCH AND DEVELOPMENT EXPENSES
	2006	2005
	$	$

Expenses incurred	54,681	56,583
Tax recovery	--	(17,534)
	54,681	39,049

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	Notes to Consolidated Financial Statements
FORM 10-KSB	Year ended June 30, 2006

15. EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of earnings (loss) per share. The effect of dilutive securities is included only when dilutive.

	2006	2005
	$	$
Numerator
Net income (loss)	815,850	(227,196)
Denominator
Denominator for earnings (loss) per share -
weighted average shares outstanding	13,505,474	13,134,030
Denominator for diluted earnings (loss) per share -
adjusted weighted average shares and assumed conversions	14,039,339	13,134,030
Basic earnings (loss) per share	$0.06	$(0.02)
Diluted earnings per share	$0.06	--

For 2005, all warrants and options were anti-dilutive and therefore excluded from this calculation.

16. SUPPLEMENTARY INFORMATION ON CASH FLOWS

	2006	2005
	$	$

Changes in non-cash assets and liabilities related to operations:
(Increase) decrease in accounts receivable	(89,808)	204,729
Decrease (increase) in retentions receivable	83,665	(56,036)
(Increase) in inventories	(23,755)	(23,899)
(Increase) in deferred contract costs and unbilled revenue	(82,919)	(414,008)
(Increase) decrease in other current assets	(25,016)	2,032
Decrease in other assets	8,500	32
(Decrease) increase in accounts payable	(362,001)	742,589
Increase (decrease) in accrued charges	183,887	(55,996)
Increase in unearned revenue and contract advances	2,587,433	752,652
Increase in income taxes payable	7,876	--
	2,287,862	1,152,095

17. SEGMENTED INFORMATION

We offer a range of products and systems, incorporating diverse technologies, to address the industrial process, air pollution control and other environmental management needs of our customers. We report to shareholders on the two business segments into which management classifies the business – OEM systems and Aftermarket.

There are no inter-segment sales, transfers or profit or loss.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

Contract revenue and sales are broken down geographically as follows:

	2006	2005
	$	$

United States	11,426,000	4,340,000
Canada	3,049,000	4,785,100
Asia	513,000	445,100
Europe	289,000	333,800
South America	321,000	890,300
Other	449,140	301,277
	16,047,140	11,095,577

The long-lived assets of the two business segments are primarily located in Canada, except for the wet electrostatic precipitator and certain nozzle technologies. For the year ended June 30, 2006, three customers represented 49% of total revenues [in fiscal 2005, three different customers represented 50% of total revenues]. At June 30, 2006, we had three customers that comprised 41% of the total trade receivable balance and had three different customers that comprised 50% of the total trade receivable balance at June 30, 2005.

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	Notes to Consolidated Financial Statements
FORM 10-KSB	Year ended June 30, 2006

17. SEGMENTED INFORMATION continued

Industry segments

	OEM
	Systems	Aftermarket	Other	Total
2006	$	$	$	$

Contract revenue and sales
OEM systems	11,946,392	—	—	11,946,392
Aftermarket	—	4,100,748	—	4,100,748
Total contract revenue and sales	11,946,392	4,100,748	—	16,047,140
Income from operations	334,026	444,627	—	778,653
Interest income	32,557	11,176	—	43,733
Interest expense	(840)	(288)	—	(1,128)
Income before provision
for income taxes	365,744	455,514	—	821,258
Provision for income taxes	4,026	1,382	—	5,408
Net income	361,718	454,132	—	815,850

Depreciation and amortization	53,722	40,175	—	93,897
Capital expenditures	316,571	33,975	—	350,546
Segment assets	1,850,066	1,150,316	5,506,643[1]	8,507,025
Property and equipment	356,022	21,540	—	377,562
Goodwill	—	398,897	—	398,897

1 – Cash and cash equivalents are not allocated between business segments

	OEM
	Systems	Aftermarket	Other	Total
2005	$	$	$	$

Contract revenue and sales
OEM systems	7,720,195	—	—	7,720,195
Aftermarket	—	3,375,382	—	3,375,382
Total contract revenue and sales	7,720,195	3,375,382	—	11,095,577
(Loss) income from operations	(565,092)	310,379	—	(254,713)
Interest income	7,128	3,116	—	10,244
Interest expense	(994)	(435)	—	(1,429)
(Loss) income before provision
for income taxes	(558,959)	313,061	—	(245,898)
(Recovery) of income taxes	(13,013)	(5,689)	—	(18,702)
Net (loss) income	(545,946)	318,750	—	(227,196)

Depreciation and amortization	32,652	32,651	—	65,303
Capital expenditures	23,653	23,652	—	47,305
Segment assets	1,620,868	789,469	1,278,417[1]	3,688,754
Property and equipment	50,852	50,851	—	101,703
Goodwill	—	398,897	—	398,897

1 – Cash and cash equivalents are not allocated between business segments.

18. COMPARATIVE FIGURES

The comparative consolidated financial statements have been reclassified from statements previously presented to conform to the presentation of the current year consolidated financial statements.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

TURBOSONIC TECHNOLOGIES, INC.

By:	/s/ Edward F. Spink
Edward F. Spink
Chief Executive Officer

Date: September 22, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Capacity	Date

/s/ Edward F. Spink	Chairman of the Board of Directors and	September 22, 2006
Edward F. Spink	Chief Executive Officer (Principal Executive
Officer and Principal Financial Officer)

/s/ Egbert Q. van Everdingen	President, Secretary, Treasurer and Director	September 22, 2006
Egbert Q. van Everdingen

/s/ David J. Hobson	VP Finance & Administration	September 22, 2006
David J. Hobson	(Principal Accounting Officer)

/s/ Richard H. Hurd	Director	September 22, 2006
Richard H. Hurd

/s/ Donald R. Spink, Sr.	Director	September 22, 2006
Dr. Donald R. Spink, Sr.

/s/ Julien J. Hradecky	Director	September 22, 2006
Julien J. Hradecky

/s/ Glen O. Wright	Director	September 22, 2006
Glen O. Wright

/s/ Andrew T. Meikle	Director	September 22, 2006
Andrew T. Meikle