Form 10QSB
period 2006-09-30
TURBOSONIC TECHNOLOGIES INC
filed 2006-11-14
CIK 900393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Indicate by check mark whether the Issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes □        No ☒

The number of shares outstanding of the Issuer's common stock as of September 30, 2006:     14,635,053

Transitional Small Business Disclosure Format (check one): Yes ☒     No □

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	(unaudited)	Form 10-QSB

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	(unaudited)	Form 10-QSB

PART I: FINANCIAL INFORMATION

ITEM 1

CONSOLIDATED CONDENSED STATEMENT OF INCOME (LOSS)
AND COMPREHENSIVE INCOME (LOSS)
United States dollars (unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	September 30,	September 30,
	2006	2005
	$	$
CONTRACT REVENUE AND SALES
OEM systems revenue	2,221,439	2,555,141
Aftermarket revenue	916,291	938,062
Total revenue	3,137,730	3,493,203

CONTRACT COSTS AND COST OF SALES
OEM systems costs	1,907,396	2,131,202
Aftermarket costs	586,502	622,391
Total cost of goods sold	2,493,898	2,753,593
Gross profit	643,832	739,610

EXPENSES
Selling, general and administrative	764,354	544,300
Research and development	75,656	365
Stock-based compensation	--	31,250
Depreciation and amortization	33,697	14,875

Total expenses	873,707	590,790

Income (loss) from operations	(229,875)	148,820
Interest income	41,704	3,753
Income (loss) before provision for (recovery of) income taxes	(188,171)	152,573
(Recovery of) income taxes	--	(60)
Net income (loss)	(188,171)	152,633

Other comprehensive income:
Foreign currency translation	4,660	72,880
Comprehensive income (loss)	(183,511)	225,513

Weighted average number of shares	14,575,498	13,179,715
Diluted weighted average number of shares [note 8]	--	13,551,698
Basic EPS	(0.01)	0.01
Diluted EPS	--	0.01

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	(unaudited)	Form 10-QSB

CONSOLIDATED CONDENSED BALANCE SHEET
United States dollars

		September 30, 2006	June 30, 2006
		(unaudited)	(audited)
		$	$
ASSETS
Current assets:
Cash and cash equivalents		4,846,811	5,506,643
Contracts and accounts receivable, net of allowance for doubtful accounts of $6,852 and $6,861		3,631,948	1,347,381
Retentions receivable		207,414	61,112
Deferred contract costs and unbilled revenue [note 4]		925,440	588,126
Inventories		111,661	111,958
Other current assets		94,427	101,520
Total current assets		9,817,701	7,716,740

Property and equipment, net of accumulated depreciation and amortization		448,621	377,562
Goodwill [note 6]		398,897	398,897
Other assets		13,822	13,826

Total assets		10,679,041	8,507,025

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable		3,332,852	1,079,559
Accrued expenses		533,992	542,690
Unearned revenue and contract advances [note 4]		3,876,539	3,805,107
Income taxes payable		19,766	8,154
Obligations under capital leases, current portion		2,848	4,775
Total current liabilities		7,765,997	5,440,285
Obligations under capital leases, long-term portion		--	--
		7,765,997	5,440,285
Stockholders' equity
Authorized share capital
30,000,000	common shares, par value $0.10 per share
1,500	preferred shares, no par value
Issued share capital
12,068,489	common shares [11,971,614 at June 30, 2006]	2,499,946	2,490,258
2,566,564	common shares reserved for the conversion of the subsidiary's Class B exchangeable shares
Additional paid – in capital [notes 5 and 7]		3,122,356	3,102,229
		5,622,302	5,592,487
Accumulated other comprehensive income		407,322	402,662
Accumulated deficit		(3,116,580)	(2,928,409)
Total stockholders' equity		2,913,044	3,066,740
Total liabilities and stockholders' equity		10,679,041	8,507,025

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	(unaudited)	Form 10-QSB

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
United States dollars (unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	September 30, 2006	September 30, 2005
	$	$
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	(188,171)	152,633
Add charges to operations not requiring a current cash payment:
Stock-based compensation	--	31,250
Depreciation and amortization	33,697	14,875
	(154,474)	198,758

CHANGES IN NON-CASH BALANCES RELATED TO OPERATIONS
(Increase) in contracts and accounts receivable:	(2,285,377)	(614,278)
(Increase) in retentions receivable	(146,319)	(25,907)
Decrease in inventories	146	(19,777)
(Increase) decrease in deferred contract costs and unbilled revenue	(337,836)	35,216
Decrease (increase) in other current assets	6,977	(18,491)
Decrease in other assets	--	8,290
Increase in accounts payable and accrued expenses	2,245,546	182,740
Increase in unearned revenue and contract advances	71,567	57,855
Increase in income taxes payable	11,619	2,983

	(433,677)	(391,369)
Cash (applied to) operating activities	(588,151)	(192,611)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(104,773)	(17,477)
Cash (applied to) investing activities	(104,773)	(17,477)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of shares	29,815	--
(Repayment) of capital leases	(1,920)	(1,763)
Cash provided by (applied to) financing activities	27,895	(1,763)
Effect of exchange rate change on cash	5,197	125,652

Cash (applied) during the period	(659,832)	(86,199)
Cash and cash equivalents – beginning of period	5,506,643	1,278,417
Cash and cash equivalents – end of period	4,846,811	1,192,218

Supplemental cash flow information:
Interest paid	(211)	(235)
Interest received	41,254	3,988
Income taxes paid	15,779	--

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	(unaudited)	Form 10-QSB

NOTE 1: GENERAL

TurboSonic Technologies, Inc., directly and through subsidiaries, designs and markets integrated air pollution control and industrial gas cooling/conditioning systems including liquid atomization technology and dust suppression systems to ameliorate or abate industrial environmental problems.

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending June 30, 2007. These consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in our Annual Report on Form 10-KSB for the year ended June 30, 2006.

NOTE 2: STOCK-BASED COMPENSATION

Financial Accounting Standards Board ["FASB"] SFAS No. 123, Accounting for Stock-Based Compensation, provides an alternative to APB Opinion No. 25. We follow APB Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for stock-based compensation issued to employees. For companies that continue to account for stock-based compensation arrangements under Opinion No. 25, Statement No. 123 requires disclosure of the pro forma effect on net income and earnings per share of their fair value based accounting for those arrangements.

We accounted for option grants in accordance with APB Opinion No. 25, Accounting for Stock Issues to Employees and SFAS No. 123 Accounting for Stock-Based Compensation. Pro forma information regarding net income and earnings per share is required by SFAS No. 123 and has been determined as if we had accounted for our employee, director and adviser stock options under the fair value method of that statement. The fair value of these options was estimated at the date of grant using a Black-Scholes option-pricing model.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Our pro forma information for the prior year is as follows:

For the Three
Months Ended
September 30, 2005
$

Net (loss) income	152,633
Stock-based compensation expense under APB No. 25	--
Stock-based compensation expense under SFAS No. 123	--
Pro forma income (loss)	152,633

Pro forma income per share:
Basic	0.01
Diluted	0.01

Effective the January 2006 quarter of fiscal 2006, we were required to adopt Statement of Financial Accounting Standards (SFAS) No. 123(R), "Share-Based Payment", which replaces SFAS No. 123, "Accounting for Stock-Based Compensation", and supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25). We are using the modified prospective method, under which the Statement applies to new awards and to awards modified, repurchased or cancelled after the effective date. Additionally, compensation cost for the unvested portion of awards as of the effective date is required to be recognized as the awards vest after the effective date.

NOTE 3: WARRANTY

In accordance with FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others", we are required to make the following disclosure regarding product warranties.

As part of the normal sale of OEM systems, we have provided our customers with product warranties. The warranties generally extend for twelve months from the date of start-up or eighteen months after shipment to the customer. The following summarizes the accrual of product warranties that is recorded as part of other accrued charges in the accompanying consolidated balance sheets:

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	(unaudited)	Form 10-QSB

	For the Three	For the Three
	Months Ended	Months Ended
	September 30, 2006	September 30, 2005
	$	$

Opening balance	89,858	83,318
Payments made during the period	(3,937)	(7,272)
Warranty provision made during the period	3,817	10,603
Closing balance	89,738	86,649

NOTE 4: COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

	September 30, 2006	June 30, 2006
	$	$

Costs incurred on uncompleted contracts	19,226,351	15,513,587
Estimated earnings	2,112,542	2,155,467
	21,338,893	17,669,054
Less: Billings to date	(24,289,992)	(20,886,035)
	(2,951,099)	(3,216,981)

Included in accompanying balance sheets under the following captions:
Deferred contract costs and unbilled revenues	925,440	588,126
Unearned revenue and contract advances	(3,876,539)	(3,805,107)
	(2,951,099)	(3,216,981)

NOTE 5: WARRANTS

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

NOTE 6: GOODWILL

We had adopted SFAS No. 142 effective July 1, 2001, under which goodwill is no longer amortized but is subject to an annual impairment review (or more frequently if deemed appropriate). We completed the goodwill impairment test as at April 1, 2006 for the Aftermarket business segment, as required by SFAS No. 142. We have concluded that there has not been an impairment of goodwill associated with the Aftermarket segment for the year ended June 30, 2006. The next impairment test will be conducted April 1, 2007.

NOTE 7: SHARE CAPITAL

We announced on July 6, 2005 that we had declared a 5-for-4 stock split of shares of our common stock. Each shareholder, as of the record date of July 15, 2005 was to receive one (1) additional share for each four (4) shares of TurboSonic Common Stock held. The payment date was July 22, 2005

During the first, second, third and fourth quarters of fiscal 2006, 75,000, 50,000, 203,125 and 76,250 stock options, respectively, were exercised. During the first quarter of fiscal 2007, 96,875 options were exercised.

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

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	(unaudited)	Form 10-QSB

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

NOTE 8: EARNINGS PER SHARE

Basic earnings per share is calculated based on the weighted average shares of common stock outstanding during the period. Diluted earnings per share is calculated based on the weighted average shares of common stock outstanding, plus the dilutive effect of stock options and warrants outstanding, calculated using the treasury stock method. For the three-month period ended September 30, 2006, all warrants and stock options have been excluded from the denominator for the EPS calculation, as these instruments would be anti-dilutive.

NOTE 9: SEGMENT INFORMATION

During fiscal 2004, we realigned our business activities on the basis of long-term contracts and components/spare parts. Internal reporting to support decision-making regarding the allocation of resources and evaluation of activities was realigned to be consistent with the alignment of the business. As such we commenced reporting to shareholders on the two business segments into which management now classifies the business – OEM systems and Aftermarket. The comparative segment information has been reclassified to be consistent with this presentation.

	For the Three	For the Three
	Months Ended	Months Ended
	September 30, 2006	September 30, 2005
	$	$

Income (loss) before provision for
income taxes:
- OEM systems	(208,595)	76,054
- Aftermarket	20,424	76,519
Total	(188,171)	152,573

NOTE 10: CONTINGENT LIABILITY

On October 6, 2005 a statement of claim was filed against your company in the Ontario Superior Court of Justice (Canada) by Abuma Manufacturing Limited, one of our vendors, in which they claim additional charges for work performed and refute our claim for back charges on a specific project. The claim is for CAD 95,647 in respect of unpaid accounts, CAD 50,000 for aggravated, punitive and/or exemplary damages, interest on the past due accounts and costs of the action. It is our position that the claims are without merit and we have filed a statement of defense and counter-claim. Each company has filed an affidavit of documents and preparations for discovery are being made.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward-looking statements in this Report, including without limitation, statements relating to our plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that such forward-looking statements involve risks and uncertainties, such as our dependence on environmental regulation and the concentration of its revenues among a small group of customers, which could cause actual results to differ materially from those expressed therein. In evaluating these statements, you should specifically consider the risks discussed in our Annual Report on Form 10-KSB for the year ended June 30, 2006 and other reports or documents that we have filed from time to time with the SEC.

TurboSonic has focused sales and marketing and research and development activities on markets considered by us most likely to require our products, based on government regulations and related compliance timeframes. Our increasing investment in research and development has resulted in 5 patent applications, one of which has contributed to a successful bid by providing sufficient differentiation over our competitors; while these investments are expensed during the quarter in which they are made, they contribute to the long term success of the company by providing competitive solutions.

During fiscal 2006, the OEM systems business segment experienced significant bookings in the wood products industry. Also, strong bookings have been experienced in the renewable energy industry, building our reference base in that focus industry as the US government is mandating increased development of renewable energy. Projects booked in the past year from the wood products and renewable energy industries are now in fabrication, shipping and startup phases, and are expected to impact positively on our second and third quarters of fiscal 2007, and further strengthening our position in those industries.

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	(unaudited)	Form 10-QSB

Three Months ended September 30, 2006 Compared with Three Months ended September 30, 2005

OEM systems revenue decreased by $333,702 (13.1%) to $2,221,439 for the three-month period ended September 30, 2006 from $2,555,141 for the same period in fiscal 2006. The decrease is, in large part, the result of shipment schedule delays requested by customers in the period, and in particular, those of Wet Scrubber and Wet Electrostatic Precipitator ("WESP") systems. These orders are now in production with revenue recognition scheduled to be recorded in the second and third quarters of fiscal 2007.

Aftermarket revenue was relatively constant, decreasing by $21,771 (2.3%) to $916,291 for the three month period ended September 30, 2006 from $938,062 for the same period one year earlier. The decreased revenue is the result of decreased shipments of evaporative cooling, semi-dry and wet scrubber components in the current quarter.

OEM systems costs decreased by $223,806 (10.5%) to $1,907,396 for the three months ended September 30, 2006 from $2,131,202 for the same period in fiscal 2006. The reduced costs are due to the decreased volume of OEM systems work, due to customer-requested shipment delays as discussed above. As a percentage of OEM systems revenue, the OEM systems cost increased to 85.9% for the three month period ended September 30, 2006 from 83.4% for the same period in fiscal 2006, due to lower levels of engineering absorption in the current quarter, due to the schedule delays discussed above.

Aftermarket costs decreased by $35,889 (5.8%) to $586,502 for the three month period ended September 30, 2006 from $622,391 for the same period one year earlier. The lower costs recorded were due to decreased shipments in the current quarter, as discussed above. As a percentage of Aftermarket revenue, the Aftermarket costs increased to 64.0% for the three-month period ended September 30, 2006 from 66.4% for the same period in fiscal 2005.

Selling, general and administrative expenses increased $220,054 (40.4%) to $764,354 for the three month period ended September 30, 2006 from $544,300 for the same period in fiscal 2006. The variance was the result of increases in sales expenses including additional personnel and travel expense, together with increased finance and administration costs. As a percentage of total revenue, selling, general and administrative expenses were 24.4% for the quarter ended September 30, 2006 and 15.6% for the same period one year earlier. Research and development costs were up $75,291 to $75,656 in the quarter ended September 30, 2006 from $365 in the same period in fiscal 2006. This sizeable increase in research and development costs is the result of a test program currently being conducted to develop an innovative solution with a potential for sales in multiple locations. Also, there was no stock-based compensation expense for the three-month period ended September 30, 2006, compared to $31,250 for the same period in fiscal 2006.

The loss before tax increased $340,744 to $188,171 from the income before taxes of $152,573 for the same period in fiscal 2006. There was no recovery of income tax in the three month period ended September 30, 2006 compared to $60 of recovery in the same period one year ago.

An "other comprehensive income" of $4,660 was recorded for the three months ended September 30, 2006, as compared to "other comprehensive income" of $72,880 for the same period in fiscal 2006. The change in "other comprehensive income" between the comparative quarters was the result of the fluctuation in the value of the Canadian dollar relative to the US dollar in the two fiscal periods, and the resulting changes in our balance sheet relative to Canadian dollar-denominated accounts.

Liquidity and Capital Resources

Net cash was applied to operating activities of $588,151 for the three-month period ended September 30, 2006 as compared to net cash applied to operating activities of $192,611 for the same period in fiscal 2006. The net cash applied for the three-month period ended September 30, 2006 is primarily the result of the operating loss and increased deferred contract costs and unbilled revenue. The net cash applied in the prior three-month period was the result of increased accounts receivable.

At September 30, 2006, we had working capital of $2,051,704, as compared to working capital as at June 30, 2006 of $2,276,455, a decrease of $224,751. Our current ratio (current assets divided by current liabilities) was 1.26 and 1.42 as at September 30, 2006 and June 30, 2006, respectively.

Our contracts typically provide for progress payments based upon the achievement of performance milestones or the passage of time. Our contracts often provide for our customers to retain a portion of the contract price until the achievement of performance guarantees has been demonstrated. We endeavor to have our progress billings exceed our costs and estimated earnings on uncompleted contracts; however, it is possible that, at any point in time, costs and estimated earnings can exceed progress billings on uncompleted contracts, which would negatively impact cash flow and working capital. At September 30, 2006, "Unearned revenue and contract advances" exceeded "Deferred contract costs and unbilled revenue" by $2,951,099, thereby positively impacting cash flow. At June 30, 2006, "Unearned revenue and contract advances" exceeded "Deferred contract costs and unbilled revenue" by $3,216,981. The variances are the result of favorable terms of payment with our current contracts in progress.

Our backlog at September 30, 2006 was approximately $12.9 million, of which we believe approximately 100% will be shipped prior to the end of the current fiscal year.

At September 30, 2006, the cash balance was $4,846,811, which is a decrease of $659,832 compared to June 30, 2006. We have no outstanding debt. Based upon the current cash position, expected revenue for fiscal 2007 of at least $16.0 million based upon revenue after one fiscal quarter and orders in-house at September 30, 2006, anticipated new OEM orders and a steady stream of Aftermarket orders, we believe that projected cash generated from operations will be sufficient to meet our cash needs through September 30, 2007.

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	(unaudited)	Form 10-QSB

Quantitative and Qualitative Information About Market Risk

We do not engage in trading market risk sensitive instruments and do not purchase hedging instruments or "other than trading" instruments that are likely to expose us to market risks, whether interest rate, foreign currency exchange, commodity price or equity prices risk. We have not entered into forward or future contracts, purchased options and entered into swaps. We have no outstanding debt, which could subject us to the risk of interest rate fluctuations.

ITEM 3: CONTROLS AND PROCEDURES

Our management carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2006. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: November 14, 2006

TURBOSONIC TECHNOLOGIES, INC.

By: /s/ Carl A. Young
Carl A. Young
Chief Financial Officer