Form 10QSB
period 2006-12-31
TURBOSONIC TECHNOLOGIES INC
filed 2007-02-14
CIK 900393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

Indicate by check mark whether the Issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes □        No ☒

The number of shares outstanding of the Issuer's common stock as of Decmber 31, 2006:     15,105,054

Transitional Small Business Disclosure Format (check one): Yes □    No ☒

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	(unaudited)	Form 10-QSB

INDEX

PART I: FINANCIAL INFORMATION	PAGE

ITEM 1: Financial Statements

Consolidated Condensed Statement of Income and Comprehensive Income (Unaudited) for the
Three- and Six-Month Periods Ended December 31, 2006 and December 31, 2005	3

Consolidated Condensed Balance Sheet (Unaudited) at December 31, 2006 and June 30, 2006	4

Consolidated Condensed Statement of Cash Flows (Unaudited) for the Six-Month Periods Ended
December 31, 2006 and December 31, 2005	5

Notes to Consolidated Financial Statements (Unaudited)	6-8

ITEM 2: Management's Discussion and Analysis or Plan of Operation	8-10

ITEM 3: Controls and Procedures	10

PART II: OTHER INFORMATION

ITEM 1: Legal Proceedings	11

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds	11

ITEM 3: Defaults Upon Senior Securities	11

ITEM 4: Submission of Matters to a Vote of Security Holders	11

ITEM 5: Other Information	11

ITEM 6: Exhibits	11

Signature	11

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	(unaudited)	Form 10-QSB

PART I: FINANCIAL INFORMATION

ITEM 1

CONSOLIDATED CONDENSED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
United States dollars (unaudited)

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	December 31,	December 31,	December 31,	December 31,
	2006	2005	2006	2005
	$	$
CONTRACT REVENUE AND SALES
OEM systems revenue	8,656,545	5,591,040	10,873,969	8,138,419
Aftermarket revenue	933,221	944,143	1,853,527	1,889,967
	9,589,766	6,535,183	12,727,496	10,028,386

CONTRACT COSTS AND COST OF SALES
OEM systems contract costs and costs of sales	7,227,337	4,652,506	9,134,733	6,783,708
Aftermarket contract costs and costs of sales	623,361	548,215	1,209,863	1,170,606
	7,850,698	5,200,721	10,344,596	7,954,314
Gross profit	1,739,068	1,334,462	2,382,900	2,074,072

EXPENSES
Selling, general and administrative	810,816	678,534	1,575,170	1,254,084
Research and development	82,123	31,567	157,779	31,932
Depreciation and amortization	53,392	19,404	87,089	34,279
	946,331	729,505	1,820,038	1,320,295

Income from operations	792,737	604,957	562,862	753,777
Interest income	46,812	7,253	88,516	11,006
Income before provision for income taxes	839,549	612,210	651,378	764,783
Provision for income taxes	39,265	15,379	39,265	15,319
Net income	800,284	596,831	612,113	749,464

Other comprehensive income(loss):
Foreign currency translation adjustment	(90,171)	(3,029)	(85,511)	69,851
Comprehensive income	710,113	593,802	526,602	819,315

Weighted average number of shares	14,635,247	13,247,230	14,605,208	13,213,439
Diluted weighted average number of shares [note 8]	14,973,479	13,811,988	14,824,945	13,778,196
Basic earnings per share	0.05	0.05	0.04	0.06
Diluted earnings per share	0.05	0.04	0.04	0.05

See accompanying notes

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	(unaudited)	Form 10-QSB

CONSOLIDATED CONDENSED BALANCE SHEET
United States dollars

		December 31, 2006	June 30, 2006
		(unaudited)	(audited)
		$	$
ASSETS
Current assets:
Cash and cash equivalents		3,938,949	5,506,643
Accounts receivable, net of allowance for doubtful accounts of $6,571 and $6,861		2,837,334	1,347,381
Retentions receivable		168,696	61,112
Deferred contract costs and unbilled revenue [note 4]		821,573	588,126
Inventories		112,433	111,958
Other current assets		60,743	101,520
Total current assets		7,939,728	7,716,740

Property and equipment, less accumulated depreciation		447,054	377,562
Goodwill [note 6]		398,897	398,897
Other assets		13,696	13,826
		859,647	790,285
Total assets		8,799,375	8,507,025

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable		2,288,949	1,079,559
Accrued charges [note 3]		547,131	542,690
Unearned revenue and contract advances [note 4]		2,113,036	3,805,107
Income taxes payable		37,602	8,154
Obligations under capital leases, current portion		751	4,775
Total current liabilities		4,987,469	5,440,285

Stockholders' equity
Authorized share capital
30,000,000	common shares, par value $0.10 per share
1,500	preferred shares, no par value
Issued share capital
12,538,490	common shares [11,971,614 at June 30, 2006]	2,546,946	2,490,258
2,566,564	common shares reserved for the conversion of the subsidiary's
	Class B exchangeable shares
Additional paid – in capital [notes 5 and 7]		3,264,107	3,102,229
		5,811,053	5,592,487
Accumulated other comprehensive income		317,151	402,662
Accumulated deficit		(2,316,298)	(2,928,409)
Total stockholders' equity		3,811,906	3,066,740
Total liabilities and stockholders' equity		8,799,375	8,507,025

See accompanying notes

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	(unaudited)	Form 10-QSB

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
United States dollars (unaudited)

	For the Six	For the Six
	Months Ended	Months Ended
	December 31, 2006	December 31, 2005
	$	$
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	612,113	749,464
Add charges to operations not requiring a current cash payment:
Stock-based compensation	--	31,250
Depreciation and amortization	87,089	34,279
Changes in non-cash assets and liabilities related to operations:
(Increase) in contracts and accounts receivable:	(1,582,259)	(427,718)
(Increase) in retentions receivable	(113,526)	(175,093)
(Increase) in inventories	(5,300)	(19,384)
(Increase) in deferred contract costs and unbilled revenue	(264,806)	(1,759,233)
Decrease in other current assets	38,919	24,564
Decrease in other assets	--	8,290
Increase in accounts payable and accrued expenses	1,314,664	710,210
(Decrease) increase in unearned revenue and contract advances	(1,634,870)	665,778
Increase in income taxes payable	30,702	17,580

Cash (applied to) operating activities	(1,517,274)	(140,013)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(174,621)	(36,875)
Cash (applied to) investing activities	(174,621)	(36,875)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of shares	234,375	45,125
(Repayment) of obligations under capital leases	(3,939)	(3,604)
Cash provided by financing activities	230,436	41,521
Effect of exchange rate changes on cash	(106,235)	85,846

Cash (applied) during the period	(1,567,694)	(49,521)
Cash and cash equivalents – beginning of period	5,506,643	1,278,417
Cash and cash equivalents – end of period	3,938,949	1,228,896

Supplemental cash flow information:
Interest paid	(442)	(428)
Interest received	88,297	11,434
Income taxes paid	20,418	510

See accompanying notes

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	(unaudited)	Form 10-QSB

NOTE 1: GENERAL

TurboSonic Technologies, Inc., directly and through subsidiaries, designs and markets integrated air pollution control and industrial gas cooling/conditioning systems including liquid atomization technology and dust suppression systems to ameliorate or abate industrial environmental problems.

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended December 31, 2006 are not necessarily indicative of the results that may be expected for the year ending June 30, 2007. These consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in our Annual Report on Form 10-KSB for the year ended June 30, 2006.

NOTE 2: STOCK-BASED COMPENSATION

Prior to January 2006, we accounted for option grants in accordance with APB Opinion No. 25, Accounting for Stock Issues to Employees and SFAS No. 123 Accounting for Stock-Based Compensation. Pro forma information regarding net income and earnings per share is required by SFAS No. 123 and has been determined as if we had accounted for our employee, director and adviser stock options under the fair value method of that statement. The fair value of these options was estimated at the date of grant using a Black-Scholes option-pricing model.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Our pro forma information for the prior year is as follows:

	For the Three	For the Six
	Months Ended	Months Ended
	December 31, 2005	December 31, 2005
	$	$

Net income	596,831	749,464
Stock-based compensation expense
under APB No. 25	(120,960)	(120,960)
Stock-based compensation expense
under SFAS No. 123	--	--
Pro forma income	475,871	628,504

Pro forma income per share:
Basic	0.04	0.05
Diluted	0.03	0.05

Commencing with the third quarter of fiscal 2006, we were required to adopt Statement of Financial Accounting Standards (SFAS) No. 123(R), "Share-Based Payment", which replaces SFAS No. 123, "Accounting for Stock-Based Compensation", and supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25). We are using the modified prospective method, under which the Statement applies to new awards and to awards modified, repurchased or cancelled after the effective date. Additionally, compensation cost for the unvested portion of awards as of the effective date is required to be recognized as the awards vest after the effective date.

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

As part of the normal sale of OEM systems, we have provided our customers with product warranties. The warranties generally extend for twelve months from the date of start-up or eighteen months after shipment to the customer. The following summarizes the accrual of product warranties that is recorded as part of other accrued charges in the accompanying consolidated balance sheets:

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	December 31, 2006	December 31, 2005	December 31, 2006	December 31, 2005
	$	$

Opening balance	89,738	86,649	89,858	83,318
Payments made during the period	(4,803)	(4,881)	(8,740)	(12,153)
Warranty provision made during the period	1,670	4,659	5,487	15,262
Closing balance	86,605	86,427	86,605	86,427

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	(unaudited)	Form 10-QSB

NOTE 4: COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

	December 31, 2006	June 30, 2006
	$	$

Costs incurred on uncompleted contracts	22,366,357	15,513,587
Estimated earnings	3,666,603	2,155,467
	26,032,960	17,669,054
Less: Billings to date	(27,324,423)	(20,886,035)
	(1,291,463)	(3,216,981)

Included in accompanying balance sheets under the following captions:
Deferred contract costs and unbilled revenues	821,573	588,126
Unearned revenue and contract advances	(2,113,036)	(3,805,107)
	(1,291,463)	(3,216,981)

NOTE 5: WARRANTS

In July 2005, we issued warrants to purchase 125,000 shares of our common stock at an exercise price of $0.584 per share to Capstone Investments as part of the investment banking agreement signed by the two parties. The warrants will expire in July 2008. Based upon the Black-Scholes calculation, stock-based compensation expense was recorded in the first quarter of fiscal 2006 for $31,250. All of these warrants were exercised in the second quarter of fiscal 2007.

In April 2006, we issued warrants to purchase a total of 500,000 shares of our common stock at an exercise price of $1.40 per share to Dynamis Energy LLP and Dynamis Energy Ltd. as part of a private placement of 1,000,00 shares. The warrants expire April 2009. In addition, warrants to purchase an aggregate of 170,000 shares of our common stock at an exercise price of $1.15 per share were issued to Capstone Investments and Bristol Capital for their role in the private placement. The warrants expire April 2008. Based upon the Black-Scholes calculation, a charge against paid-in capital was recorded in the fourth quarter of fiscal 2006 for $92,004.

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

During the first, second, third and fourth quarters of fiscal 2006, options to purchase 75,000, 50,000, 203,125 and 76,250 shares of our common stock, respectively, were exercised. During the first and second quarters of fiscal 2007, options to purchase 96,875 and 345,001 shares of our common stock, respectively, were exercised.

At the October 31, 2005 board meeting, options to purchase 100,000 shares of our common stock were awarded to the current directors from the 2003 Stock Plan and options to purchase 40,000 shares of our common stock were reserved for new directors. These stock options were subsequently awarded to new directors at the November 21, 2005 and December 8, 2005 board meetings. Additionally, options to purchase 178,000 shares of our common stock were awarded to current employees from the 2000 Stock Plan. These options have an exercise price of $0.75 per share [Black-Scholes fair value $0.42], which was the market value at the close of business on October 28, 2005, vest immediately and are exercisable for five years from the date of grant. With this grant, there remain options to purchase 372,500 shares of our common stock in the 2003 Stock Plan and options to purchase 3,875 shares of our common stock in the 2000 Stock Plan available for future issuance.

On April 21, 2006, we privately sold an aggregate of 1,000,000 shares of common stock at an exercise price of $1.15 per share, representing approximately 6.9% of our issued and outstanding common stock after giving effect to this sale, together with three-year options to acquire up to an aggregate of 500,000 shares of our common stock at an initial exercise price of $1.40 per share, subject to adjustment, for an aggregate of $1,150,000. The purchasers were two institutional investors, each an "accredited investor" as such term is defined in rule 501, promulgated under the Securities Act of 1933, as amended. As part of the transaction, two firms were compensated for their involvement. The placement agent was paid $69,000 and issued two-year warrants to purchase 60,000 shares of our common stock at an exercise price of $1.15 per share and a finder was issued two-year warrants to purchase 110,000 shares of our common stock at the same exercise price.

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	(unaudited)	Form 10-QSB

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

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	December 31, 2006	December 31, 2005	December 31, 2006	December 31, 2005
	$	$

Income before provision for income taxes:
- OEM systems	836,266	501,967	592,873	570,560
- Aftermarket	3,283	110,243	58,505	194,223
Total	839,549	612,210	651,378	764,783

NOTE 10: CONTINGENT LIABILITY

On October 6, 2005 a statement of claim was filed against our company in the Ontario Superior Court of Justice (Canada) by Abuma Manufacturing Limited, one of our vendors, in which they claimed additional charges for work performed and refute our claim for back charges on a specific project. The claim is for CAD 95,647 in respect of unpaid accounts, CAD 50,000 for aggravated, punitive and/or exemplary damages, interest on the past due accounts and costs of the action. It is our position that the claims are without merit and we have filed a statement of defense and counter-claim. Each company has filed an affidavit of documents and preparations for discovery are being made.

NOTE 11: SUBSEQUENT EVENTS

At the January 5, 2007 board meeting, options to purchase 140,000 shares of our common stock were awarded to the current directors from the 2003 Stock Plan. These options have an exercise price of $1.10 per share, which was the market value at the close of business on January 5, 2007, will vest immediately and are exercisable for five years from the date of grant. Additionally, options to purchase 177,500 shares of our common stock were awarded to current employees from the 2003 Stock Plan. These options have an exercise price of $1.10 per share, which was the market value at the close of business on January 5, 2007, will vest three years from the date of grant and are exercisable for five years from the date of grant. With these grants, there remain options to purchase 35,000 shares of our common stock in the 2003 Stock Plan and options to purchase 3,875 shares of our common stock in the 2000 Stock Plan available for future issuance.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

TurboSonic has focused sales and marketing and research and development activities on markets considered by us most likely to require our products, based on government regulations and related compliance timeframes. Our increasing investment in research and development has resulted in five patent applications, one of which has contributed to a successful bid by providing sufficient differentiation over our competitors; while these investments are expensed during the period in which they are made, they contribute to the long term success of the company by providing competitive solutions.

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

Three Months ended December 31, 2006 Compared with Three Months ended December 31, 2005

OEM systems revenue increased by $3,065,505 (54.8%) to $8,656,545 for the three-month period ended December 31, 2006 from $5,591,040 for the same period in fiscal 2006. The increase is the result of the revenue recognition recorded in the second quarter of fiscal 2007 of Wet Scrubber and Wet Electrostatic Precipitator ("WESP") systems on orders previously subject to schedule delays requested by customers. These systems are now scheduled to be completed in the third quarter of fiscal 2007.

Aftermarket revenue was relatively constant, decreasing by $10,922 (1.2%) to $933,221 for the three month period ended December 31, 2006 from $944,143 for the same period one year earlier. The decreased revenue is the result of decreased shipments of evaporative cooling components in the current quarter.

OEM systems costs increased by $2,574,831 (55.3%) to $7,227,337 for the three months ended December 31, 2006 from $4,652,506 for the same period in fiscal 2006. The increased costs are due to the increased volume of OEM systems work, as discussed above. As a percentage of OEM systems revenue, the OEM systems cost increased marginally to 83.5% for the three month period ended December 31, 2006 from 83.2% for the same period in fiscal 2006.

Aftermarket costs increased by $75,146 (13.7%) to $623,361 for the three month period ended December 31, 2006 from $548,215 for the same period one year earlier. The higher costs recorded were due to lower than historical margins being achieved on component orders processed in this quarter due to competitive bidding pressures and in particular for evaporative cooling component orders. As a percentage of Aftermarket revenue, the Aftermarket costs increased to 66.8% for the three-month period ended December 31, 2006 from 58.1% for the same period in fiscal 2006.

Selling, general and administrative expenses increased $132,282 (19.5%) to $810,816 for the three month period ended December 31, 2006 from $678,534 for the same period in fiscal 2006. The variance was the result of a discretionary bonus ($18,000), increases in sales expenses (European sales effort - $56,000, new employee - $4,000, travel expense - $14,000), together with increased patent fees - $27,000 and professional fees - $13,000 incurred in the current quarter. As a percentage of total revenue, selling, general and administrative expenses were 8.5% for the quarter ended December 31, 2006 and 10.4% for the same period one year earlier. Research and development costs were up $50,556 to $82,123 in the quarter ended December 31, 2006 from $31,567 in the same period in fiscal 2006. This sizeable increase in research and development costs is the result of a test program currently being conducted to develop a comprehensive product offering involving both air and water pollution control strategies with a potential for sales in multiple locations. Also, there was no stock-based compensation expense for the three-month period ended December 31, 2006, compared to $31,250 for the same period in fiscal 2006.

The income before tax increased $187,780 to $792,737 from the income before taxes of $604,957 for the same period in fiscal 2006. Income tax expense in the three month period ended December 31, 2006 was $39,265 compared to $15,379 in the same period one year ago.

An "other comprehensive loss" of $90,171 was recorded for the three months ended December 31, 2006, as compared to "other comprehensive loss" of $3,029 for the same period in fiscal 2006. The change in "other comprehensive income" between the comparative quarters was the result of the fluctuation in the value of the Canadian dollar relative to the US dollar in the two fiscal periods, and the resulting changes in our balance sheet relative to Canadian dollar-denominated accounts.

Six Months ended December 31, 2006 Compared with Six Months ended December 31, 2005

OEM systems revenue increased by $2,735,550 (33.6%) to $10,873,969 for the six-month period ended December 31, 2006 from $8,138,419 for the same period in fiscal 2006. The increase is the result of the revenue recognition recorded in the second quarter of Wet Scrubber and WESP systems on orders previously subject to schedule delays requested by customers. These systems are now scheduled to be completed in the third quarter of fiscal 2007.

Aftermarket revenue decreased by $36,440 (1.9%) to $1,853,527 for the six-month period ended December 31, 2006 from $1,889,967 for the same period one year earlier. The decreased revenue is the result of decreased shipments of evaporative cooling components in the current period.

OEM systems costs increased by $2,351,025 (34.7%) to $9,134,733 for the six months ended December 31, 2006 from $6,783,708 for the same period in fiscal 2006. The increased costs are due to the increased volume of OEM systems work, as discussed above. As a percentage of OEM systems revenue, the OEM systems cost increased marginally to 84.0% for the six-month period ended December 31, 2006 from 83.4% for the same period in fiscal 2006.

Aftermarket costs increased by $39,257 (3.4%) to $1,209,863 for the six month period ended December 31, 2006 from $1,170,606 for the same period one year earlier. The higher costs recorded were due to lower than historical margins being achieved on component orders processed in this quarter due to competitive bidding pressures and in particular evaporative cooling component orders. As a percentage of Aftermarket revenue, the Aftermarket costs increased to 65.3% for the six-month period ended December 31, 2006 from 61.9% for the same period in fiscal 2006.

Selling, general and administrative expenses increased $352,336 (28.8%) to $1,575,170 for the six month period ended December 31, 2006 from $1,222,834 for the same period in fiscal 2006. The variance was the result of a discretionary bonus ($18,000), European sales effort ($121,000), salary cost of living and benefit increases ($84,000), training expense increases ($21,000), and patent ($23,000) and professional fee increases ($58,000). As a percentage of total revenue, selling, general and administrative expenses were 12.4% for the period ended December 31, 2006 and 12.2% for the same period one year earlier. Research and development costs were up $125,847 to $157,779 in the six months ended December 31, 2006 from $31,932 in the same period in fiscal 2006. This sizeable increase in research and development costs is the result of a test program currently being conducted to develop a comprehensive product offering involving both air and water pollution control strategies with a potential for sales in multiple locations. Also, there was no stock-based compensation expense for the six-month period ended December 31, 2006, compared to $31,250 for the same period in fiscal 2006.

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	(unaudited)	Form 10-QSB

The income before tax decreased $113,405 to $651,378 from the income before taxes of $764,783 for the same period in fiscal 2006. Income tax expense in the six month period ended December 31, 2006 was $39,265 compared to $15,319 in the same period one year ago.

An "other comprehensive loss" of $85,511 was recorded for the six months ended December 31, 2006, as compared to "other comprehensive income" of $69,851 for the same period in fiscal 2006. The change in "other comprehensive income" between the comparative quarters was the result of the fluctuation in the value of the Canadian dollar relative to the US dollar in the two fiscal periods, and the resulting changes in our balance sheet relative to Canadian dollar-denominated accounts.

Liquidity and Capital Resources

Net cash was applied to operating activities of $1,517,274 for the six-month period ended December 31, 2006 as compared to net cash applied to operating activities of $140,013 for the same period in fiscal 2006. The net cash applied for the six-month period ended December 31, 2006 is primarily the result of the increased accounts receivable ($1,582,259) and the decreased unearned revenue and contract advances ($1,634,870), partially offset by increased accounts payable ($1,314,664). The net cash applied in the prior six-month period was the result of increased accounts receivable ($427,718) and deferred contract costs and unbilled revenue ($1,759,233), partially offset by increased accounts payable ($710,210) and unearned revenue and contract advances ($665,778).

At December 31, 2006, we had working capital of $2,952,259, as compared to working capital as at June 30, 2006 of $2,276,455, an increase of $675,804. Our current ratio (current assets divided by current liabilities) was 1.59 and 1.42 as at December 31, 2006 and June 30, 2006, respectively.

Our contracts typically provide for progress payments based upon the achievement of performance milestones or the passage of time. Our contracts often provide for our customers to retain a portion of the contract price until the achievement of performance guarantees has been demonstrated. We endeavor to have our progress billings exceed our costs and estimated earnings on uncompleted contracts; however, it is possible that, at any point in time, costs and estimated earnings can exceed progress billings on uncompleted contracts, which would negatively impact cash flow and working capital. At December 31, 2006, "Unearned revenue and contract advances" exceeded "Deferred contract costs and unbilled revenue" by $1,291,463, thereby positively impacting cash flow. At June 30, 2006, "Unearned revenue and contract advances" exceeded "Deferred contract costs and unbilled revenue" by $3,216,981. The variances are the result of favorable terms of payment with our current contracts in progress.

Our backlog at December 31, 2006 was approximately $8.7 million, of which we believe approximately 90% will be shipped prior to the end of the current fiscal year.

At December 31, 2006, the cash and cash equivalents balance was $3,938,949, which is a decrease of $1,567,694 compared to June 30, 2006. We have no outstanding debt. Based upon the current cash position, orders in-house at December 31, 2006, anticipated new OEM orders and a steady stream of Aftermarket orders, we believe that projected cash generated from operations will be sufficient to meet our cash needs through December 31, 2007.

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

ITEM 3: CONTROLS AND PROCEDURES

Our management carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2006. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

There has not been any change in our internal control over financial reporting that occurred during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	(unaudited)	Form 10-QSB

PART II: OTHER INFORMATION

ITEM 1:  Not applicable.

ITEM 2:  Not applicable.

ITEM 3:  Not applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held December 12, 2006.

The voting results of the meeting were as follows:

1) Election of Directors:

Name	For	Against

Edward F. Spink	12,841,591	19,300
Egbert Q. van Everdingen	12,858,779	2,112
Richard H. Hurd	12,860,128	763
Dr. Donald R. Spink	12,841,722	19,169
Julien J. Hradecky	12,860,128	763
Glen O. Wright	12,860,128	763
Andrew T. Meikle	12,860,128	763

2) Ratification of Selection of Mintz & Partners LLP as Independent Auditors:

For	Against	Abstention

12,852,442	511	7,938

ITEM 5:  Not applicable

ITEM 6:  Exhibit 31.1    Rule 13a-14(a)/15d-14(a) Certifications
                 Exhibit 32.1    Section 1350 Certifications

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 14, 2007

TURBOSONIC TECHNOLOGIES, INC.

By: /s/ Carl A. Young
Carl A. Young
Chief Financial Officer