Form 10QSB
period 2007-03-31
TURBOSONIC TECHNOLOGIES INC
filed 2007-05-15
CIK 900393

United States Securities and Exchange Commission Washington, DC 20549

Form 10-QSB

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2007

Commission file number 0-21832

TurboSonic Technologies, Inc.
(Exact Name of Small Business Issuer as Specified in its Charter)

Delaware	13-1949528
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

550 Parkside Drive, Suite A-14,
Waterloo, Ontario, Canada
N2L 5V4
(Address of principal executive offices)

(519) 885-5513
(Issuer’s telephone number)

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒           No ☐

Indicate by check mark whether the Issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐         No  ☒

The number of shares outstanding of the Issuer's common stock as of March 31, 2007:         15,105,054

Transitional Small Business Disclosure Format (check one): Yes ☐         No  ☒

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	(unaudited)	Form 10-QSB

INDEX

PART I: FINANCIAL INFORMATION	PAGE

ITEM 1: Financial Statements

Consolidated Condensed Statement of Income and Comprehensive Income (Unaudited) for the
Three- and Nine-Month Periods Ended March 31, 2007 and March 31, 2006	3

Consolidated Condensed Balance Sheet (Unaudited) at March 31, 2007 and June 30, 2006	4

Consolidated Condensed Statement of Cash Flows (Unaudited) for the Nine-Month Periods
Ended March 31, 2007 and March 31, 2006	5

Notes to Consolidated Condensed Financial Statements (Unaudited)	6-8

ITEM 2: Management’s Discussion and Analysis or Plan of Operation	8-10

ITEM 3: Controls and Procedures	10

PART II: OTHER INFORMATION
ITEM 1: Legal Proceedings	11

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds	11

ITEM 3: Defaults Upon Senior Securities	11

ITEM 4: Submission of Matters to a Vote of Security Holders	11

ITEM 5: Other Information	11

ITEM 6: Exhibits	11

Signature	11

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	(unaudited)	Form 10-QSB

PART I: FINANCIAL INFORMATION

ITEM 1

CONSOLIDATED CONDENSED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
United States dollars (unaudited)

	For the Three Months Ended March 31, 2007	For the Three Months Ended March 31, 2006	For the Nine Months Ended March 31, 2007	For the Nine Months Ended March 31, 2006
	$	$	$	$
CONTRACT REVENUE AND SALES
OEM systems revenue	5,014,473	2,116,204	15,887,982	10,257,219
Aftermarket revenue	975,406	1,038,298	2,829,393	2,925,669
	5,989,879	3,154,502	18,717,375	13,182,888

CONTRACT COSTS AND COST OF SALES
OEM systems contract costs and costs of sales	4,067,720	1,827,758	13,202,453	8,611,466
Aftermarket contract costs and costs of sales	630,357	643,299	1,840,220	1,813,905
	4,698,077	2,471,057	15,042,673	10,425,371
Gross profit	1,291,802	683,445	3,674,702	2,757,517

EXPENSES
Selling, general and administrative	862,131	650,895	2,437,301	1,873,729
Research and development	100,875	4,225	258,654	36,157
Stock-based compensation	111,196	--	111,196	31,250
Depreciation and amortization	46,710	22,313	133,799	56,592
	1,120,912	677,433	2,940,950	1,997,728

Income from operations	170,890	6,012	733,752	759,789
Interest income	24,086	11,185	112,602	22,191
Income before provision for income taxes	194,976	17,197	846,354	781,980
(Recovery of) provision for income taxes	--	(14,894)	39,265	425
Net income	194,976	32,091	807,089	781,555

Other comprehensive income (loss):
Foreign currency translation adjustment	17,702	(1,766)	(67,809)	68,085
Comprehensive income	212,678	30,325	739,280	849,640

Weighted average number of shares	14,906,358	13,372,842	14,847,593	13,267,406
Diluted weighted average number of shares [note 8]	15,097,263	13,910,025	14,996,431	13,804,589
Basic earnings per share	0.01	0.00	0.05	0.06
Diluted earnings per share	0.01	0.00	0.05	0.06
See accompanying notes

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	(unaudited)	Form 10-QSB

CONSOLIDATED CONDENSED BALANCE SHEET
United States dollars (unaudited)

	March 31, 2007	June 30, 2006
	$	$
ASSETS
Current assets:
Cash and cash equivalents	3,855,224	5,506,643
Accounts receivable, net of allowance for doubtful accounts of $6,633 and $6,861	1,471,103	1,347,381
Retentions receivable	21,763	61,112
Deferred contract costs and unbilled revenue [note 4]	734,252	588,126
Inventories	121,157	111,958
Other current assets	157,821	101,520
Total current assets	6,361,320	7,716,740
Property and equipment, less accumulated depreciation and amortization	419,806	377,562
Goodwill [note 6]	398,897	398,897
Other assets	13,724	13,826
	832,427	790,285
Total assets	7,193,747	8,507,025

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	1,625,797	1,079,559
Accrued charges [note 3]	436,096	542,690
Unearned revenue and contract advances [note 4]	958,120	3,805,107
Income taxes payable	37,953	8,154
Obligations under capital leases, current portion	--	4,775
Total current liabilities	3,057,966	5,440,285

Stockholders’ equity
Authorized share capital
30,000,000 common shares, par value $0.10 per share
1,500 preferred shares, no par value
Issued share capital
12,538,490 common shares [11,971,614 at June 30, 2006]	2,546,946	2,490,258
2,566,564 common shares reserved for the conversion of the subsidiary’s Class B exchangeable shares
Additional paid – in capital [notes 5 and 7]	3,375,303	3,102,229
	5,922,249	5,592,487
Accumulated other comprehensive income	334,852	402,662
Accumulated deficit	(2,121,320)	(2,928,409)
Total stockholders’ equity	4,135,781	3,066,740
Total liabilities and stockholders’ equity	7,193,747	8,507,025
See accompanying notes

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	(unaudited)	Form 10-QSB

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
United States dollars (unaudited)

	For the Nine Months Ended March 31, 2007	For the Nine Months Ended March 31, 2006
	$	$
Cash Flows From OPERATING ACTIVITIES
Net income	807,089	781,555
Add charges to operations not requiring a current cash payment:
Stock-based compensation	111,196	31,250
Depreciation and amortization	133,799	56,592
Changes in non-cash assets and liabilities related to operations:
(Increase) in contracts and accounts receivable:	(169,423)	(1,739,343)
Decrease (increase) in retentions receivable	37,696	(62,915)
(Increase) in inventories	(13,134)	(18,848)
(Increase) in deferred contract costs and unbilled revenue	(164,868)	(39,683)
(Increase) in other current assets	(59,614)	(49,848)
Decrease in other assets	--	8,290
Increase (decrease) in accounts payable and accrued charges	493,306	(681,271)
(Decrease) increase in unearned revenue and contract advances	(2,828,358)	2,650,984
Increase in income taxes payable	30,377	3,037
Cash (applied to) provided by operating activities	(1,621,934)	939,800

Cash Flows from INVESTING ACTIVITIES
Purchase of property and equipment	(189,459)	(66,249)
Cash (applied to) investing activities	(189,459)	(66,249)

Cash Flows From FINANCING ACTIVITIES
Proceeds from issuance of shares	234,375	110,750
(Repayment) of obligations under capital leases	(4,663)	(5,533)
Cash provided by financing activities	229,712	105,217
Effect of exchange rate changes on cash	(69,738)	101,782

Cash (applied) provided during the period	(1,651,419)	1,080,550
Cash and cash equivalents – beginning of period	5,506,643	1,278,417
Cash and cash equivalents – end of period	3,855,224	2,358,967

Supplemental cash flow information:
Interest paid	(593)	(592)
Interest received	112,534	22,783
Income taxes paid	(20,418)	(510)

See accompanying notes

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	(unaudited)	Form 10-QSB
Notes to Consolidated Condensed Financial Statements

Note 1: General

TurboSonic Technologies, Inc., directly and through subsidiaries, designs and markets integrated air pollution control and industrial gas cooling/conditioning systems including liquid atomization technology and dust suppression systems to ameliorate or abate industrial environmental problems.

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending June 30, 2007. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-KSB for the year ended June 30, 2006.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. Our pro forma information for the prior period is as follows:
	For the Three Months Ended March 31, 2006	For the Nine Months Ended March 31, 2006
	$	$

Net income	32,091	781,555
Stock-based compensation expense under APB No. 25	--	--
Stock-based compensation expense under SFAS No. 123	(6,300)	(127,260)
Pro forma income	25,791	654,295
Pro forma income per share:
Basic	0.00	0.05
Diluted	0.00	0.05

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

As part of the normal sale of OEM systems, we have provided our customers with product warranties. The warranties generally extend for twelve months from the date of start-up or eighteen months after shipment to the customer. The following summarizes the accrual of product warranties that is recorded as part of other accrued charges in the accompanying consolidated condensed balance sheets:
	For the Three Months Ended March 31, 2007	For the Three Months Ended March 31, 2006	For the Nine Months Ended March 31, 2007	For the Nine Months Ended March 31, 2006
	$	$

Opening balance	86,605	86,427	89,858	83,318
Payments made during the period	4,462	(8,047)	(4,278)	(19,424)
Warranty provision made during the period	(4,197)	7,677	1,290	22,163
Closing balance	86,870	86,057	86,870	86,057

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	(unaudited)	Form 10-QSB
Notes to Consolidated Condensed Financial Statements (CONTINUED)

Note 4: Costs and Estimated Earnings on Uncompleted Contracts

	March 31, 2007	June 30, 2006
	$	$

Costs incurred on uncompleted contracts	27,489,168	15,513,587
Estimated earnings	4,928,730	2,155,467
	32,417,898	17,669,054
Less: Billings to date	(32,641,766)	(20,886,035)
	(223,868)	(3,216,981)

Included in accompanying consolidated condensed balance sheets under the following captions:
Deferred contract costs and unbilled revenues	734,252	588,126
Unearned revenue and contract advances	(958,120)	(3,805,107)
	(223,868)	(3,216,981)

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

Note 6: Goodwill

We had adopted SFAS No. 142 effective July 1, 2001, under which goodwill is no longer amortized but is subject to an annual impairment review (or more frequently if deemed appropriate). We completed the goodwill impairment test as at April 1, 2006 for the Aftermarket business segment, as required by SFAS No. 142. We have concluded that there has not been an impairment of goodwill associated with the Aftermarket segment for the year ended June 30, 2006. The next impairment test will be conducted as at April 1, 2007.

Note 7: Share Capital

We announced on July 6, 2005 that we had declared a 5-for-4 stock split of shares of our common stock. Each shareholder received one (1) additional share of common stock for each four (4) shares of common stock held as of the record date of July 15, 2005. The payment date was July 22, 2005.

During the first, second, third and fourth quarters of fiscal 2006, options to purchase 75,000, 50,000, 203,125 and 76,250 shares of our common stock, respectively, were exercised. During the first and second quarters of fiscal 2007, options to purchase 96,875 and 345,001 shares of our common stock, respectively, were exercised. No options to purchase shares of our common stock were exercised in the third quarter of fiscal 2007.

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
Notes to Consolidated Condensed Financial Statements (CONTINUED)

At the January 5, 2007 board meeting, options to purchase 140,000 shares of our common stock were awarded to the current directors from the 2003 Stock Plan and options to purchase 175,000 shares of our common stock were awarded to current employees (including executive officers) from the 2003 Stock Plan. Stock options to purchase 20,000 shares of common stock were awarded to a new director from the 2003 Stock Plan at the February 8, 2007 board meeting. The options awarded to directors have an exercise price of $1.10 per share and $1.35 per share [Black-Scholes fair value $0.62 and $0.76], which was the market value at the close of business on January 5, 2007 and February 8, 2007, vest immediately and are exercisable for five years from the date of grant. The options awarded to employees have an exercise price of $1.10 per share [Black-Scholes fair value $0.70], which was the market value at the close of business on January 5, 2007, vest after three years and are exercisable for five years from the date of grant. With this grant, there remain options to purchase 37,500 shares of our common stock in the 2003 Stock Plan and options to purchase 3,875 shares of our common stock in the 2000 Stock Plan available for future issuance. The stock-based compensation expense for the options granted to directors is being recognized in the third quarter of fiscal 2007 [$102,000]. The stock-based compensation expense for the options granted to employees is being recognized over the vesting period [$9,196 in the current quarter and $9,624 in subsequent quarters over the next three years].

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

	For the Three Months Ended March 31, 2007	For the Three Months Ended March 31, 2006	For the Nine Months Ended March 31, 2007	For the Nine Months Ended March 31, 2006
	$	$

Income before provision for income taxes:
- OEM systems	170,055	(105,671)	761,852	467,117
- Aftermarket	24,921	122,868	84,502	314,863
Total	194,976	17,197	846,354	781,980

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

Item 2: Management’s Discussion And Analysis or Plan Of Operation

Forward-looking statements in this Report, including without limitation, statements relating to our plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that such forward-looking statements involve risks and uncertainties, such as our dependence on environmental regulation and the concentration of our revenues among a small group of customers, which could cause actual results to differ materially from those expressed therein. In evaluating these statements, you should specifically consider the risks discussed in our Annual Report on Form 10-KSB for the year ended June 30, 2006 and other reports or documents that we have filed from time to time with the SEC.

We have focused sales and marketing and research and development activities on markets considered by us most likely to require our products, based on government regulations and related compliance timeframes. Our increasing investment in research and development has resulted in five patent applications, one of which has contributed to a successful bid by providing sufficient differentiation over our competitors; while these investments are expensed during the period in which they are made, they contribute to the long term success of our company by providing competitive solutions.

During fiscal 2006, the OEM systems business segment experienced significant bookings in the wood products industry. OEM orders received during fiscal 2007 were from the mineral processing industry in Europe, as well as the petrochemical and ethanol industries, building our reference base in those focus industries as the US government regulations and incentives continue to create demand for our products. A number of projects booked in the past year from the wood products and ethanol industries have been shipped and are now commencing the installation and startup phases, with others, including the ethanol, wood, minerals processing and petrochemical orders, continuing into the first quarter of fiscal 2008.

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	(unaudited)	Form 10-QSB

Three Months ended March 31, 2007 Compared with Three Months ended March 31, 2006

OEM systems revenue increased by $2,898,269 (137%) to $5,014,473 for the three-month period ended March 31, 2007 from $2,116,204 for the same period in fiscal 2006. The increase is the result of the revenue recognition recorded in the third quarter of fiscal 2007 of Wet Scrubber and Wet Electrostatic Precipitator ("WESP") systems on orders previously subject to schedule delays requested by customers. These systems have now been largely completed in the third quarter of fiscal 2007.

Aftermarket revenue was relatively constant, decreasing by $62,892 (6.1%) to $975,406 for the three month period ended March 31, 2007 from $1,038,298 for the same period one year earlier. The decreased revenue is the result of decreased shipments of evaporative cooling spare parts in the current quarter.

OEM systems costs increased by $2,239,962 (123%) to $4,067,720 for the three months ended March 31, 2007 from $1,827,758 for the same period in fiscal 2006. The increased costs are due to the increased volume of OEM systems work, as discussed above. As a percentage of OEM systems revenue, the OEM systems cost decreased to 81.1% for the three-month period ended March 31, 2007 from 86.4% for the same period in fiscal 2006 as the result of favorable margins for projects from renewable energy industries.

Aftermarket costs decreased by $12,942 (2.0%) to $630,357 for the three month period ended March 31, 2007 from $643,299 for the same period one year earlier. As a percentage of Aftermarket revenue, the Aftermarket costs increased to 64.6% for the three-month period ended March 31, 2007 from 62.0% for the same period in fiscal 2006. The higher ratio of costs recorded was due to lower than historical margins being achieved on component orders processed in this quarter due to competitive bidding pressures and in particular for evaporative cooling component orders.

Selling, general and administrative expenses increased $211,236 (32.5%) to $862,131 for the three month period ended March 31, 2007 from $650,895 for the same period in fiscal 2006. The variance was the result of increases in sales expenses (European sales effort - $74,000, new employees - $91,000), together with increased professional fees - $14,000 and director fees - $33,000 incurred in the current quarter. As a percentage of total revenue, selling, general and administrative expenses were 14.4% for the quarter ended March 31, 2007 and 20.6% for the same period one year earlier. Research and development costs were up $96,650 to $100,875 in the quarter ended March 31, 2007 from $4,225 in the same period in fiscal 2006. This sizeable increase in research and development costs is the result of a test program currently being conducted to develop a comprehensive product offering involving both air and water pollution control strategies with a potential for sales in multiple locations. Also, there was $111,196 stock-based compensation expense for the three-month period ended March 31, 2007, compared to no expense for the same period in fiscal 2006.

Income before tax increased $164,878 to $170,890 from income before taxes of $6,012 for the same period in fiscal 2006. There was no income tax expense in the three month period ended March 31, 2007 compared to an income tax recovery of $14,894 in the same period one year ago.

An "other comprehensive income" of $17,702 was recorded for the three months ended March 31, 2007, as compared to "other comprehensive loss" of $1,766 for the same period in fiscal 2006. The change in "other comprehensive income" between the comparative quarters was the result of the fluctuation in the value of the Canadian dollar relative to the US dollar in the two fiscal periods, and the resulting changes in our balance sheet relative to Canadian dollar-denominated accounts.

Nine Months ended March 31, 2007 Compared with Nine Months ended March 31, 2006

OEM systems revenue increased by $5,630,763 (54.9%) to $15,887,982 for the nine-month period ended March 31, 2007 from $10,257,219 for the same period in fiscal 2006. The increase is the result of the revenue recognition recorded in the second and third quarters of Wet Scrubber and WESP systems on orders previously subject to schedule delays requested by customers. These systems have now been largely completed in the third quarter of fiscal 2007.

Aftermarket revenue decreased by $96,276 (3.3%) to $2,829,393 for the nine-month period ended March 31, 2007 from $2,925,669 for the same period one year earlier. The decreased revenue is primarily the result of decreased shipments of semi-dry scrubbing components in the current period.

OEM systems costs increased by $4,590,987 (53.3%) to $13,202,453 for the nine months ended March 31, 2007 from $8,611,466 for the same period in fiscal 2006. The increased costs are due to the increased volume of OEM systems work, as discussed above. As a percentage of OEM systems revenue, the OEM systems cost decreased marginally to 83.1% for the nine-month period ended March 31, 2007 from 84.0% for the same period in fiscal 2006.

Aftermarket costs increased by $26,315 (1.5%) to $1,840,220 for the nine-month period ended March 31, 2007 from $1,813,905 for the same period one year earlier. The higher costs recorded were due to lower than historical margins being achieved on component orders processed in this nine-month period due to competitive bidding pressures and in particular evaporative cooling component orders. As a percentage of Aftermarket revenue, the Aftermarket costs increased to 65.0% for the nine-month period ended March 31, 2007 from 62.0% for the same period in fiscal 2006.

Selling, general and administrative expenses increased $563,572 (30.1%) to $2,437,301 for the nine-month period ended March 31, 2007 from $1,873,729 for the same period in fiscal 2006. The variance was the result of a discretionary bonus ($18,000), European sales effort ($166,000), additional sales staff ($87,000), salary cost of living and benefit increases ($119,000), training expense increases ($21,000), liability insurance ($15,000), director and annual meeting increases ($20,000), patent fee increases ($23,000) and professional fee increases ($58,000). As a percentage of total revenue, selling, general and administrative expenses were 13.0% for the period ended March 31, 2007 and 14.2% for the same period one year earlier. Research and development costs were up $222,497 to $258,654 in the nine months ended March 31, 2007 from $36,157 in the same period in fiscal 2006. This sizeable increase in research and development costs is the result of a test program currently being conducted to develop a comprehensive product offering involving both air and water pollution control strategies with a potential for sales in multiple locations. Also, there was $111,196 stock-based compensation expense for the nine-month period ended March 31, 2007, compared to $31,250 for the same period in fiscal 2006.

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	(unaudited)	Form 10-QSB

Income before tax decreased $26,037 to $733,752 from income before taxes of $759,789 for the same period in fiscal 2006. Income tax expense in the nine-month period ended March 31, 2007 was $39,265 compared to $425 in the same period one year ago.

An "other comprehensive loss" of $67,809 was recorded for the nine months ended March 31, 2007, as compared to "other comprehensive income" of $68,085 for the same period in fiscal 2006. The change in "other comprehensive income" between the comparative quarters was the result of the fluctuation in the value of the Canadian dollar relative to the US dollar in the two fiscal periods, and the resulting changes in our balance sheet relative to Canadian dollar-denominated accounts.

Liquidity and Capital Resources

Net cash was applied to operating activities of $1,621,934 for the nine-month period ended March 31, 2007 as compared to net cash provided to operating activities of $939,800 for the same period in fiscal 2006. The net cash applied for the nine-month period ended March 31, 2007 is primarily the result of the net income and increased accounts payable ($587,291) being more than offset by increased deferred contract costs and unbilled revenue ($164,868) and decreased unearned revenue and contract advances ($2,828,358). The net cash provided in the prior nine-month period was the result of the net income and an increase in unearned revenue and contract advances ($2,650,984) partially offset by increased accounts receivable ($1,739,343).

At March 31, 2007, we had working capital of $3,303,354, as compared to working capital as at June 30, 2006 of $2,276,455, an increase of $1,026,899. Our current ratio (current assets divided by current liabilities) was 2.08 and 1.42 as at March 31, 2007 and June 30, 2006, respectively.

Our contracts typically provide for progress payments based upon the achievement of performance milestones or the passage of time. Our contracts often provide for our customers to retain a portion of the contract price until the achievement of performance guarantees has been demonstrated. We endeavor to have our progress billings exceed our costs and estimated earnings on uncompleted contracts; however, it is possible that, at any point in time, costs and estimated earnings can exceed progress billings on uncompleted contracts, which would negatively impact cash flow and working capital. At March 31, 2007, "Unearned revenue and contract advances" exceeded "Deferred contract costs and unbilled revenue" by $223,868, thereby positively impacting cash flow. At June 30, 2006, "Unearned revenue and contract advances" exceeded "Deferred contract costs and unbilled revenue" by $3,216,981. The variances are the result of favorable terms of payment with our current contracts in progress.

Our backlog at March 31, 2007 was approximately $4.7 million, of which we believe approximately 87% will be shipped prior to the end of the current fiscal year.

At March 31, 2007, the cash and cash equivalents balance was $3,855,224, which is a decrease of $1,651,419 compared to June 30, 2006. We have no outstanding debt. Based upon the current cash position, orders in-house at March 31, 2007, anticipated new OEM orders and a steady stream of Aftermarket orders, we believe that projected cash generated from operations will be sufficient to meet our cash needs through March 31, 2008.

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

Item 3: Controls And Procedures

Our management carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2007. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

There has not been any change in our internal control over financial reporting that occurred during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	(unaudited)	Form 10-QSB

PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

Not applicable.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2007, we granted stock options to certain of our employees (including executive officers) and non-employee directors to purchase an aggregate of 335,000 shares of common stock at exercise prices ranging from $1.10 to $1.35 per share. The grant of these stock options was not registered under the Securities Act of 1933 because the stock options either did not involve an offer or sale for purposes of Section 2(a)(3) of the Securities Act of 1933, in reliance on the fact that the stock options were granted for no consideration, or were offered and sold in transactions not involving a public offering, exempt from registration under the Securities Act of 1933 pursuant to Section 4(2).

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

Not applicable

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5: OTHER INFORMATION

Not applicable

ITEM 6: EXHIBITS

Exhibit 31.1             Rule 13a-14(a)/15d-14(a) Certifications
Exhibit 32.1             Section 1350 Certifications

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 15, 2007

TURBOSONIC TECHNOLOGIES, INC.

By: /s/ Carl A. Young
Carl A. Young
Chief Financial Officer