Form 10KSB
period 2007-06-30
TURBOSONIC TECHNOLOGIES INC
filed 2007-09-24
CIK 900393

United States Securities and Exchange Commission Washington, DC 20549

Form 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2007

Commission file number 0-21832

TurboSonic Technologies, Inc.
(Exact Name of Small Business Issuer as Specified in its Charter)

Delaware	13-1949528
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

550 Parkside Drive, Suite A-14,
Waterloo, Ontario, Canada
N2L 5V4
(Address of principal executive offices)

(519) 885-5513
(Issuer’s telephone number)

Check whether the Issuer is not required to file reports pursuant to Section 13 or 15 (d) of the Exchange Act. ☐

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

Yes ☐         No  ☒

Issuer’s revenues for its most recent fiscal year: $22,893,353

Aggregate market value of the Issuer’s common stock held by non-affiliates of the Issuer as of September 19, 2007: $13,538,313

The number of shares outstanding of the Issuer's common stock as of September 19, 2007: 15,130,054

Transitional Small Business Disclosure Format (check one):

Yes ☐         No  ☒

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

b)

Our Business

Introduction

Our proprietary technology is designed to control a wide variety of air pollution control problems for industries including pulp and paper, wood products, metallurgical (non-ferrous and iron and steel), chemical and mineral processing (including cement), ethanol production, industrial/medical and municipal solid waste (MSW) incineration, petrochemical, textiles and power generation. We believe our products, which are designed to meet the strictest emission regulations for gaseous and particulate emissions, afford economic and technical advantages over competitive air pollution equipment.

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

The following table reflects the approximate percentages of our revenue derived from our principal customer categories during the fiscal years indicated:

	Year Ended June 30
	2007	2006
Waste Incineration, including MSW	4%	6%
Chemical and Mineral Processing	7%	13%
Metallurgical Processing	5%	9%
Pulp and Paper	7%	5%
Wood Products	40%	55%
Ethanol Production	25%	3%
Textiles	5%	6%
Petrochemical	5%	0%
Other	2%	3%
	100%	100%

We are contractually responsible to our customers for all phases of the design, fabrication and, if included in the scope of our contract, field installation of our products and systems. Our successful completion of our contractual obligation is generally determined by a performance test that is conducted either by our customer or by a customer selected independent testing agency.

We perform all process engineering, including but not limited to, the determination of the size, geometry and structural characteristics of the particular system needed for gaseous, mist or particulate removal, and perform the detailed design of, and develops specifications for, all applicable structural, electrical, mechanical and chemical components of such system. We, historically, have not manufactured or fabricated our own products or systems. Rather, we purchase components consisting of both off the shelf items and items, such as our atomizing nozzles, scrubber vessels, wet electrostatic precipitator tubes and internals, cooling towers and structural steel, which are made to our design and specifications by third party manufacturers and fabricators, enter into subcontracts for field construction, which we supervise, and manage all technical, physical and commercial aspects of the performance of our contracts.

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
Incorporated Under the Laws of Delaware, United States

The following table reflects the approximate percentages of our revenue derived from our principal products and systems during the fiscal years indicated below:

	Year Ended June 30
	2007	2006
Evaporative Gas Cooling and Conditioning Systems	12%	14%
Wet Electrostatic Precipitator Systems (WESPs)	67%	56%
Wet Scrubber Systems	15%	19%
Semi-dry Scrubber Systems	3%	5%
Other Nozzle Products	3%	6%
	100%	100%

Our products are utilized in many industries including pulp and paper, wood products, chemical and mineral processing (including cement), metallurgical (non-ferrous and iron and steel), ethanol production, industrial, medical and municipal solid waste (MSW) incineration, and power generation.

Our principal products and systems are described below:

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

SonicBURN Waste Fuel Combustion

SonicBURN systems are used to introduce any fuel into combustion chambers for better combustion, resulting in higher production efficiencies. Utilizing our Turbotak atomizing nozzles made from stainless steels, ceramic, or other durable materials and employing a process developed by us, SonicBURN atomizes viscous, dirty, or waste fuels into fine droplets for efficient combustion. The durability of the nozzles allows longer production runs, less maintenance, and reduced costs compared to other designs.

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

Atomizing Nozzles and Spare Parts

Used in a wide variety of industrial applications, our Turbotak atomizing nozzles atomize liquids to extremely small droplets. The nozzles feature a two-phase design for superior control over droplet size and distribution. The combination of the small droplets, and the distribution pattern provide unique results in designs which range from small, single-orifice nozzles to large, multi-orifice nozzles. This makes them ideal for evaporative gas cooling, spray drying, wet and semi-dry scrubbing, performance enhancement of air pollution control systems, as well as combustion and incineration. Our SoniCore™ nozzle design has unique aspects to the droplet size, spray pattern and very low flow rates that make it ideal for applications such as dust suppression and humidification.

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

Contractual Liabilities

Our standard contractual terms with respect to the sale of our products and systems disclaim any liability for consequential or indirect losses or damages stemming from any failure of our products or systems or any component thereof. We customarily seek contractual indemnification from our subcontractors for any loss, damage or claim arising from the subcontractor’s failure of performance, negligence or malfeasance. It is possible, however, that a customer’s inability to comply with applicable pollution control laws or regulations stemming from the failure or non-performance of our products or systems may subject us to liability for any fines imposed upon such customer by governmental regulatory authorities or for damages asserted to have been incurred by any third party adversely affected thereby.

Marketing and Sales

Our marketing efforts are technical in nature and currently involve our senior management and technical professionals, supported by independent sales representatives. A significant portion of our sales are made through the recommendation of engineering firms, which play a significant role in the specification and implementation of air pollution control solutions and in customers’ selection of the vendors of air pollution control systems.

Our independent sales representatives assist us in consummating sales of our products and services, serve an ongoing liaison function between us and our customers during the sales process and address customers’ questions or concerns arising thereafter. The sales representatives are selected by us based upon industry reputation, prior sales performance and the breadth of territorial coverage, among other criteria. Our contractual arrangements with our 18 current independent sales representatives accord each a defined territory within which to sell some or all of our products and systems, provide for the payment of agreed-upon sales commissions and are terminable at will by either ourselves or the representative upon relatively short prior notice. None of such representatives have authority to execute contracts on our behalf.

Technical inquiries received from potential customers are referred to our sales and engineering personnel who jointly prepare either a budget for the customers’ future planning or a firm bid. The period between initial customer contact and issuance of an order varies widely, but is generally between 6 and 24 months.

We seek to obtain repeat business from our customers, although we do not depend upon any single customer to maintain our level of activity from year to year; however, one or more different customers may be expected to account for greater than 10% of our net revenues in any consecutive twelve month period. Sales to three customers accounted for 59% of our net revenues in the fiscal year ended June 30, 2007. One repeat customer accounted for 30% in 2007, as compared to 34% in 2006. Two different customers accounted for an additional 15% of our net revenues in the prior fiscal year. Our inability to retain or replace these customers could materially and adversely affect future revenue and profitability..

Backlog

At June 30, 2007, the amount of our contract backlog was approximately $3,300,000 compared to $10,000,000 at June 30, 2006. Backlog represents work for which we have entered into a signed agreement or have received an order to proceed. Completion of 100% of our current backlog is anticipated to occur prior to June 30, 2008. A number of orders in backlog are for pre-engineering work only. Release of the equipment portions of these orders by our customers will increase our backlog and expected revenue in fiscal 2008.

Form 10-KSB	TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES
Incorporated Under the Laws of Delaware, United States

Product Development

We have an ongoing program for the development and commercialization of new industrial processing and air pollution control products, systems and technologies, and the enhancement of existing products and systems. Expenditures for research and development activities, net of customer and government support, if applicable, were $432,298 and $54,681 for the fiscal years ended June 30, 2007 and 2006, respectively. This investment in research and development, in the order of ten times our average historical investment, was made to accelerate development of new products and improvement of existing products for TurboSonic, as well as to expand our reach into global markets. We believe that these investments will contribute significantly to our future growth.

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

Employees

As of June 30, 2007, we employed 44 full time persons, including 6 engineers, 12 salespersons, and 13 technical support persons. None of our employees are represented by a labor union. We believe that our relationship with our employees is satisfactory.

Form 10-KSB	TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES
Incorporated Under the Laws of Delaware, United States

Financial Information about Foreign and Domestic Operations and Export Sales

U.S. and Canadian customers collectively accounted for approximately 91% and 90% of our sales during the fiscal years ended June 30, 2007 and 2006, respectively. Revenue derived from export sales is transacted in U.S. Dollars and Euros.

The following table reflects the approximate percentages of our revenue derived from United States, Canadian and foreign sales during the fiscal years indicated below:

	Year Ended June 30
	2007	2006
United States	85%	71%
Canada	6%	19%
South and Central America	1%	4%
Europe	7%	2%
Far East	1%	3%
Other	0%	1%
	100%	100%

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

Our revenue is concentrated among a few customers who vary from year to year. Sales to three customers accounted for 59% of our net revenues in the fiscal year ended June 30, 2007. One repeat customer accounted for 30% in 2007, as compared to 34% in 2006. Two different customers accounted for an additional 15% of our net revenues in the prior fiscal year. Our inability to retain or replace these customers could materially and adversely affect future revenue and profitability.

Our proprietary technology and rights have limited protection. We rely on a combination of patents, trade and service marks, trade secrets and know-how to protect our proprietary technology and rights. There can be no assurance that our patents will not be infringed upon, that we would have adequate remedies for any such infringement, or that our trade secrets will not otherwise become known to or independently developed by competitors. There can also be no assurance that any patents now or hereafter issued to, licensed by or applied for by us will be upheld, if challenged, or that the protections afforded thereby will not be circumvented by others. Litigation may be necessary to defend our proprietary rights, which would result in significant cost to us and a diversion of effort of our personnel.

Our foreign sales are subject to certain inherent risks. Approximately 9% and 10%, respectively, of our revenues during the fiscal years ended June 30, 2007 and 2006 were derived from sales made outside of the United States and Canada. Foreign sales are subject to certain inherent risks, including unexpected changes in regulatory and other legal requirements, tariffs and other trade barriers, greater difficulty in collection of accounts receivable, foreign exchange fluctuations and potentially adverse tax consequences. There can be no assurance that these factors will not have an adverse impact on our future foreign sales and, consequently, on our operating results.

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

We lease 640 square feet for a sales office in Parsippany, New Jersey at an annual rental of approximately $14,000. The lease expired on August 31, 2007 and has been renewed for an additional two years.

We lease 1,000 square feet for a project management office in Raleigh, North Carolina at an annual rent of approximately $10,200. The lease expires November 30, 2009.

We lease approximately 975 square feet for a sales office in Milan, Italy with an annual rent of EUR 12,000 and a lease expiry of January 31, 2013.

ITEM 3: LEGAL PROCEEDINGS

Please refer to Note 11(b) to our Consolidated Financial Statements.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted for a vote to our security holders during the fourth quarter of our fiscal year ended June 30, 2007.

PART II

ITEM 5: MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is quoted on the OTC Bulletin Board under the symbol "TSTA".

The following table sets forth the range of the bid quotations for our Common Stock for the periods shown, as furnished by The Nasdaq Stock Market.

	Common Stock (1)
	High	Low
Fiscal Year Ended June 30, 2006:
First Quarter	$0.950	$0.424
Second Quarter	$1.500	$0.650
Third Quarter	$1.440	$0.970
Fourth Quarter	$1.840	$0.920

Fiscal Year Ended June 30, 2007:
First Quarter	$1.750	$1.010
Second Quarter	$1.420	$0.850
Third Quarter	$1.540	$0.990
Fourth Quarter	$1.290	$0.940

(1)

The above quotations represent prices between dealers and do not include retail mark up, markdown or commissions. They do not necessarily represent actual transactions. The prices reflect a 5-for-4 stock split, effected on July 22, 2005.

As of June 30, 2007, there were 360 holders of record and approximately 900 beneficial holders of the Common Stock. This number of beneficial holders represents the number of actual holders of our Common Stock, including an estimate of the beneficial owners of shares held in "nominee" or "street" name.

We do not anticipate paying any cash dividends in the foreseeable future, as it is the current policy of our Board of Directors to retain any earnings to finance our future operations and expand our business.

Form 10-KSB	TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES
Incorporated Under the Laws of Delaware, United States

ITEM 6: MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

TurboSonic Technologies, Inc., directly and through subsidiaries, designs and markets integrated air pollution control and liquid atomization technology, including industrial gas cooling/conditioning systems, to ameliorate or abate industrial environmental problems. We currently have two reportable business segments – OEM systems and Aftermarket.

Our proprietary technology is designed to control a wide variety of air pollution control problems for industries including pulp and paper, wood products, metallurgical (non-ferrous and iron and steel), chemical and mineral processing (including cement), ethanol production, hazardous and municipal solid waste (MSW) incineration, petrochemical, textiles and power generation. We believe our products, which are designed to meet the strictest emission regulations for gaseous and particulate emissions, afford economic and technical advantages over competitive air pollution equipment.

We seek to obtain repeat business from our customers, although we do not depend upon any single customer to maintain our level of activity from year to year; however, one or more different customers may be expected to account for greater than 10% of our net revenues in any consecutive twelve month period. Sales to three customers accounted for 59% of our net revenues in the fiscal year ended June 30, 2007. One repeat customer accounted for 30% in 2007, as compared to 34% in 2006. Two different customers accounted for an additional 15% of our net revenues in the prior fiscal year. Our inability to retain or replace these customers could materially and adversely affect future revenue and profitability.

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

Forward-Looking Statements

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

Critical Accounting Policies and Estimates

Discussion of our financial condition and results of operation is an analysis of the Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), consistently applied. The preparation of these Consolidated Financial Statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to construction-type contracts, intangible assets, bad debts, inventories, warranty obligations, income taxes, and contingencies and litigation. We base our estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. We believe the following critical accounting policies affect the more significant judgements and estimates used in the preparation of our Consolidated Financial Statements:

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

Goodwill

The goodwill impairment test was completed at April 1, 2007 for the Aftermarket business segment, as required by SFAS No. 142. The conclusion reached was that there has not been an impairment of goodwill associated with the Aftermarket segment for the year ended June 30, 2007.

We assess the impairment of goodwill by reporting unit whenever events or changes in circumstances indicate that the carrying value may not be recoverable, in whole or part. Some factors we consider to be important and which could trigger an impairment review between annual tests include the following:

◆

significant underperformance relative to expected historical or projected future operating results;

◆

significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

◆

significant negative industry or economic trends;

◆

significant decline in our stock price for a sustained period, and our market capitalization relative to net book value.

Results of Operation

Government regulations for air emissions controls internationally, but primarily in the USA, Canada and Europe, continue to create demands for our products.

We have invested in product development through research, the development of intellectual properties, the addition of technical staff, and the continuous development of competitive design solutions. We have opened new markets through added sales representation, the installation of pilot projects, and alliances with complementary equipment contractors. Consequently our revenues have increased 43% in 2007 and 45% in 2006 while retaining gross margins of 21% in 2007 and 22% in 2006.

During the past two fiscal years, we have hired support staff and improved accounting and management systems to support the growth in sales and marketing. Although our overhead costs have increased, such costs have declined relative to revenues (15% in 2007, 17% in 2006, 19% in 2005) adding to our growth in net income.

With the opening of an office in Italy in May 2007 to expand our reach into global markets, we now offer our services throughout Europe.

Twelve Months Ended June 30, 2007 Compared with Twelve Months Ended June 30, 2006

OEM systems revenue increased by $6,716,946 (56%) to $18,663,338 for the twelve-month period ended June 30, 2007 from $11,946,392 for the same period in fiscal 2006. The increase is primarily the result of an increase in large system sales in the period, and in particular, those of Wet Electrostatic Precipitators ("WESP") and wet scrubbers to the wood products (18% of the increase in revenue), chemical processing (15% of the increase in revenue) and ethanol (67% of the increase in revenue) industries.

Aftermarket revenue increased by $129,267 (3%) to $4,230,015 for the twelve months ended June 30, 2007 from $4,100,748 for the same period in fiscal 2006. Increased revenue from increased WESP spare parts in the wood products industry, in support of the start-up of new OEM equipment, has been the prime cause of this positive increment.

Cost of OEM systems increased by $5,707,931 (58%) to $15,611,359 for the twelve-month period ended June 30, 2007 from $9,903,428 for the same period in fiscal 2006. The higher costs are the result of the increased volume of OEM systems work, as discussed above. As a percentage of OEM systems revenue, the cost of OEM systems was 84% for the twelve-month period ended June 30, 2007 and 83% for the same period in fiscal 2006. The higher percentage to revenue for the OEM systems is the result of a lower level of engineering overabsorption during the 2007 fiscal year than in fiscal 2006.

Aftermarket costs decreased by $95,090 (4%) to $2,448,145 for the twelve-month period ended June 30, 2007 from $2,543,235 for the same period one year earlier. The decreased costs are largely the result of improved cost control by project management in the current year. As a percentage of aftermarket revenue, the aftermarket costs were 62% versus 65% for the same period in fiscal 2006.

Selling, general and administrative expenses increased $869,622 (33%) to $3,542,868 for the twelve-month period ended June 30, 2007 from $2,673,246 for the same period in fiscal 2006. Increased selling, general and administrative expenses resulted from increased salaries and benefits (+63%), increased sales travel (+3%), office-related expenses (+10%), insurance (+4%), professional fees (+8.5%) and stock-based compensation expenses (+10%) [see note 12 to the Consolidated Financial Statements]. As a percentage of total revenue, selling, general and administrative expenses were 15% for the fiscal year ended June 30, 2007 and 17% for the same period a year earlier. This decrease in percent to revenue is the direct result of the increased volume of revenue for the current period.

Form 10-KSB	TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES
Incorporated Under the Laws of Delaware, United States

Also included in total expenses in the current year were research and development expenses ($432,298 vs. $54,681 in fiscal 2006) together with increased depreciation expense ($161,153 vs. $93,897 in fiscal 2006). This investment in research and development, in the order of ten times our average historical investment, was made to accelerate development of new products and improvement of existing products for our company, as well as to expand our reach into global markets. We believe that these investments will contribute significantly to our future growth.

Income before tax in fiscal 2007 increased $17,955 (2%) to income before taxes of $839,213, from $821,258 for the same period in fiscal 2006. Income tax recovery for fiscal 2007 was $442,249 compared to a provision for income taxes of $5,408 in 2006. The tax recovery relates to recognition of the future benefit of US tax losses ($429,849) and Canadian timing differences ($31,872), as discussed in note 13 to the Consolidated Financial Statements.

"Other comprehensive income" of $87,316 was recorded for the twelve-months ended June 30, 2007, as compared to "other comprehensive income" of $144,195 for the same period in fiscal 2006. The "other comprehensive income" in the current period was the result of the increase in the value of the Canadian dollar compared to the US dollar from June 30, 2006 to June 30, 2007, and the resulting changes in our balance sheet relative to Canadian dollar-denominated accounts.

Liquidity and Capital Resources

On an overall basis, we had net cash applied of $3,053,933 for fiscal 2007 as compared to net cash provided of $4,228,226 during the same period in 2006. The fiscal 2007 net cash applied figure included cash applied to operating activities of $3,109,795. This decrease in overall cash flow is the result of increases in accounts receivable and in accrued charges and unearned revenue and contract advances, partially offset by operating income and increased depreciation and amortization.

At June 30, 2007, we had positive working capital (total current assets less total current liabilities) of $3,455,180 as compared to positive working capital of $2,276,455 at June 30, 2006, an increase of $1,178,725. Our current ratio (current assets divided by current liabilities) was 2.51 and 1.42 at June 30, 2007 and June 30, 2006, respectively.

Our contracts typically provide for progress payments based upon the achievement of performance milestones or the passage of time. Our contracts often provide for our customers to retain a portion of the contract price until the achievement of performance guarantees has been demonstrated. We attempt to have our progress billings exceed our costs and estimated earnings on uncompleted contracts; however, it is possible, at any point in time, that costs and estimated earnings can exceed progress billings on uncompleted contracts, which would negatively impact cash flow and working capital. At June 30, 2007, "Deferred contract costs and unbilled revenue" exceeded "Unearned revenue and contract advances", with the result that cash flow was negatively affected by $679,242. At June 30, 2006, "Unearned revenue and contract advances" exceeded "Deferred contract costs and unbilled revenue" with the result that cash flow was positively affected by $3,216,981.

Our backlog as at June 30, 2007 was approximately $3,300,000, all of which is expected to be shipped during the 2008 fiscal year, compared to the June 30, 2006 backlog of $10,000,000. A number of orders in backlog are for pre-engineering work only. Release of the equipment portions of these orders by our customers will increase our backlog and expected revenue in fiscal 2008.

At June 30, 2007, the cash and equivalents balance was $2,452,710, which is a decrease of $3,053,933 compared to June 30, 2005. During fiscal 2006, we did a private placement of 1,000,000 shares which netted cash of $1,037,385 [see note 12 to the Consolidated Financial Statements]. We have no outstanding debt. Based upon the current cash position, expected revenue for fiscal 2008, anticipated new OEM orders and a steady stream of Aftermarket orders, we believe that projected cash generated from operations will be sufficient to meet our cash needs through the end of the fiscal year ended June 30, 2008.

Quantitative and Qualitative Information About Market Risk

We do not engage in trading market risk sensitive instruments and do not purchase hedging instruments or "other than trading" instruments that are likely to expose us to market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk. We have not entered into forward or future contracts, purchased options or entered into swaps. We have no bank borrowing facility that could subject us to the risk of interest rate fluctuations.

ITEM 7: FINANCIAL STATEMENTS

Reference is made to pages F-1 through F-17 comprising a portion of this Annual Report on Form 10-KSB.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A: CONTROLS AND PROCEDURES

Our management has carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2007. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2007.

There has not been any change in our internal control over financial reporting that occurred during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Form 10-KSB	TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES
Incorporated Under the Laws of Delaware, United States

ITEM 8B: OTHER INFORMATION

On September 20, 2007, we issued a press release announcing our financial results for the year ended June 30, 2007. A copy of the press release is being furnished as Exhibit 99.1 to this report and incorporated herein by reference.

PART III

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our executive officers and directors are as follows:

Name	Age	Positions and Offices
Edward F. Spink	53	Chairman of the Board and Chief Executive Officer
Egbert Q. van Everdingen	46	President, Secretary-Treasurer and Director
Carl A. Young	65	Chief Financial Officer
Richard H. Hurd	70	Director
Dr. Donald R. Spink, Sr.	84	Director
Julien J. Hradecky	49	Director
Glen O. Wright	58	Director
Andrew T. Meikle	44	Director
Ken Kivenko	65	Director
Robert A. Allan	65	Vice President Engineering
David J. Hobson	59	Vice President Finance and Administration
Richard C. Gimpel	59	Vice President Marketing & Sales

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

Carl A. Young, has served as our Chief Financial officer on a part-time basis since October 2006. A Chartered Accountant, he has been the owner and president of 602536 Ontario Ltd., a management services company, since 1984. From 1989 to 1998, he was president and owner of Mentor Dynamics Inc., which designed, manufactured and installed custom material handling equipment and industrial overhead cranes, and Provincial International Cranes Inc., which designed and contracted out fabrication of industrial and shipyard cranes to international markets. Since 1999 through his management services company, Mr. Young has provided interim CFO, Director of Finance, VP of Finance and other business consulting services to a number of clients.

Richard H. Hurd served as President from August 1993 to August 1997 and Treasurer from April 1994 to August 1997 of Sonic Environmental Systems, Inc., the predecessor to our company. He has been a director since February 1993 and currently serves as our audit committee chairperson. Mr. Hurd has been President and sole owner of RHB Capital Company Inc., a financial consulting company since 1987. He also acts as a Special Assistant to the Treasurer of the State of New Jersey.

Dr. Donald R. Spink, Sr. served as our Chairman of the Board of Directors from August 27, 1997 until June 15, 1999. He continues to serve as a director and has agreed to provide us with technical advice. Prior thereto and from 1976 he was President and Chairman of Turbotak.

Julien J. Hradecky, P.Eng., has been a director since December 9, 2004. A member of the Professional Engineers of Ontario, Mr. Hradecky, has served since 1991 as Chief Executive Officer of R&J Engineering Corporation, a world leader in the manufacture of pharmaceutical hard gelatin capsule production machinery and related equipment. Since 1994, Mr. Hradecky has served as Secretary and as a director of Meikle Automation Inc., a major manufacturer of industrial automation systems, and in 2007 was elected Chairman of the Board of Directors. He is also the President of Epicenter Inc., a private investment company with a broad range of holdings. Mr. Hradecky serves on two other Boards of Directors: Tacit Research Corporation, a private US-based investment research company, and the Rotary Club of Kitchener-Conestoga.

Glen O. Wright has been a director of our company since December 2005. Mr. Wright founded Wright, Mogg and Associates Ltd., a pension and benefits consulting firm and served as its Chief Executive Officer from 1980 to 1986, and its Chairperson and Chief Executive Officer until 1996. It was sold in 2000 to Cowan Insurance Group and he continued as Chairman of the Cowan Insurance Group until October 2002. He served as the Chairman of the Workplace Safety and Insurance Board in Ontario from June 1996 to February 2004 and served as Chairman of Hydro One, the agency responsible for electric transmission in Ontario from June 2002 to May 2003. Since February 2004, he has been working on a number of consulting projects through GPark Consulting Ltd., of which he is President. He is currently a director of PrinterOn Corporation and LeanCor Logistics LLC, and was formerly a director for the Institute for Work and Health, Gore Mutual Insurance and the Canadian Broadcasting Corporation, a member of the Wilfrid Laurier University Foundation and a member of the Council for Canadian Unity.

Form 10-KSB	TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES
Incorporated Under the Laws of Delaware, United States

Andrew T. Meikle, P.Eng., has been a director of our company since December 2005. Mr. Meikle, a member of the Professional Engineers of Ontario, is the founder of Meikle Automation, established in 1994, and has since then held the position of President and Chief Executive Officer. Meikle Automation, employs over 350 people in seven divisions across Canada, the US and Mexico with annual sales in excess of CAD 50 million.

Ken Kivenko, P.Eng., a member of the Professional Engineers of Ontario, is the founder and President of Kenmar Consulting. Kenmar acts as a private consultant in the areas of strategic planning, Total Quality, financing and governance, and was established in January 2001. Prior thereto, he was President and CEO of NBS Technologies, a supplier of credit and ID cards and card personalization equipment, from June 1995 to December 2000. He currently serves on the board of RDM Corporation (HR/Compensation committee and Chair of Disclosure Committee) and Hy-Drive Technologies Ltd. (HR/Compensation committee, Chair of Disclosure Committee) He is the Advisory Committee Chairman for the Small Investor Protection Association in Canada and is a member of the Ontario Securites Commission Continuous Disclosure Advisory Committee.

Robert A. Allan, P.Eng., has served as our Vice President Engineering since August 27, 1997, and joined Turbotak as Manager of Engineering in 1990. Prior thereto and from 1979, he was a Manager of Engineering with Joy Technologies Canada, an air pollution control company. Prior to 1979 and from 1972, he was a technical advisor with Flakt Canada, specifically on pollution control processes. He also held various senior project management engineering positions in Quebec and Sweden with AB Svenska Flaktfabriken. He is a professional engineer and holds a Master's degree in Mechanical Engineering from the University of Waterloo.

David J. Hobson has served as our Vice President Finance and Administration since August 27, 1997. Prior thereto and from 1996, he held the position of Controller with Turbotak. Mr. Hobson has over thirty years of finance and accounting, human resources management and project management experience in the capital equipment sector, most of it gained in the air pollution control field with a division of Joy Technologies Canada.

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

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who own beneficially more than 10% of our common stock to file reports of ownership and changes in ownership of such common stock with the SEC, and to file copies of such reports with us. Based solely upon a review of the copies of such reports filed with us, we believe that during the year ended June 30, 2007 such reporting persons complied with the filing requirements of said Section 16(a), except that

●

Edward F. Spink, our Chief Executive Officer, did not file on a timely basis one Form 4 reflecting one transaction;

●

Richard H. Hurd, a director of our company, did not file on a timely basis six Form 4s reflecting an aggregate of seven transactions;

●

Dr. Donald R. Spink, Sr., a director of our company, did not file on a timely basis one Form 4 reflecting one transaction;

●

Carl A. Young, our Chief Financial Officer, did not file on a timely basis one Form 3, as well as two Form 4s each reflecting one transaction;

●

Ken Kivenko, a director of our company, did not file on a timely basis one Form 3.

Each of the delinquent Form 3s and Form 4s were subsequently filed with the SEC

Our audit committee consists of three directors, Richard H. Hurd as chairperson, Glen O. Wright and Andrew T. Meikle. The Board of Directors has determined that Messrs. Wright and Meikle meet the Nasdaq Marketplace Rule definition of "independent" for audit committee purposes and that Mr. Hurd meets the general definition of independence for members of the board of directors, but not the definition of "independent" for audit committee purposes as he received consulting fees during the fiscal year ended June 30, 2007. The Board of Directors has also determined that Richard Hurd meets the SEC definition of an "audit committee financial expert."

Our Audit Committee has adopted a Code of Ethics applicable to all of our employees, including our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer, as well as the members of our board of directors. The Code of Ethics was filed as Exhibit 14 to the Form 10-KSB for the year ended June 30, 2004.

Our compensation committee consists of two directors, Glen O. Wright as chairperson, and Julien J. Hradecky. The Board of Directors has determined that each member of the Compensation Committee meets the general definition of independence for members of the board of directors.

Form 10-KSB	TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES
Incorporated Under the Laws of Delaware, United States

ITEM 10: EXECUTIVE COMPENSATION

Summary Compensation

Set forth below is the aggregate compensation for services rendered in all capacities to us during our fiscal year ended June 30, 2007 by our chief executive officer and by executive officers receiving annual compensation exceeding $100,000 during our fiscal year ended June 30, 2007 (collectively the "Named Officers").

SUMMARY COMPENSATION TABLE (1)

Name and Principal Position	Year Ended June 30	Salary	Option Awards (2)	Non-equity Incentive Plan Compensation (3)	All Other Compensation	Total

Edward F. Spink	2007	$178,846	$22,900	$28,158	$3,089(4)	$232,993
CEO

Egbert Q. van Everdingen,	2007	$156,449	$22,900	$23,465	$3,089(4)	$205,903
President, Secretary-Treasurer

Richard C. Gimpel,	2007	$120,000	$8,750	--	$89,398 (5)	$218,148
VP – Marketing & Sales

Ronald A. Berube	2007	$54,757	$--	--	$86,076 (6)	$140,833
VP – Nozzle Marketing & Sales(7)

1)

No bonus awards were made except for bonus awards under Non-Equity Incentive Plan Compensation. We have no pension or deferred compensation plans to which we contribute.

2)

This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2007 fiscal year for the fair value of option awards granted in fiscal 2007, in accordance with SFAS 123R. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. The fair value of the option award was calculated using the closing price of our common stock on the date of grant. For additional information, refer to note 12 of our financial statements in the Form 10-KSB for the year ended June 30, 2007. See the Grants of Plan-Based Awards Table below for information on stock awards made in 2007. Amounts in this column reflect our accounting expense for these awards and do not correspond to the actual value that will be recognized by the named executive officers.

3)

Amounts in this column represent annual performance-based bonuses earned in 2007 by the named executive officers under our 2007 cash bonus plan for achieving targets in our 2007 Business Plan.

4)

This represents directors fees received during fiscal 2007.

5)

This represents commission paid on orders received prior to fiscal 2007.

6)

This represents commission on orders received prior to and including fiscal 2007.

7)

Mr. Berube served as VP – Nozzles Marketing and Sales until his retirement in January 2007.

The recognized stock-based compensation expense listed as Option Awards for Mr. Spink in the above Summary Compensation table was derived from option awards made on January 5, 2007 at an exercise price of $1.10 per share, receiving 15,000 options as our Chief Executive Officer and 20,000 options as director and Chairman of the Board.

The recognized stock-based compensation expense listed as Option Awards for Mr. van Everdingen in the above Summary Compensation table was derived from option awards made on January 5, 2007 at an exercise price of $1.10 per share, receiving 15,000 options as our President and Secretary-Treasurer and 20,000 options as a director.

The recognized stock-based compensation expense listed as Option Awards for Mr. Gimpel in the above Summary Compensation Expense table was derived from an option award made on January 5, 2007 at an exercise price of $1.10 per share.

The options refected in the above Summary Compensation table as having been granted to Messrs. Spink and van Everdingen, in their respective capacities as members of our board, were immediately exerciseable upon their grant date. The options reflected therein as having been granted to Messrs. Spink, van Everdingen and Gimpel, in their respective capacities as employees, will not become exerciseable prior to January 5, 2010.

None of our current executive officers are employed pursuant to an employment agreement with us.

Form 10-KSB	TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES
Incorporated Under the Laws of Delaware, United States

Outstanding Equity Awards at June 30, 2007
	Number of Shares Underlying Unexercised Options Exerciseable	Number of Shares Underlying Unexercised Options Unexerciseable (1)	Exercise Price	Expiration Date

Edward F. Spink	12,500	--	$0.28	12/11/2008
	35,000	--	$0.75	10/31/2010
	20,000	15,000	$1.10	1/05/2012
Egbert Q. van Everdingen	15,000	--	0.75	10/31/2010
	20,000	15,000	$1.10	1/05/2012
Richard C. Gimpel	5,000	12,500	$0.75	10/31/2010

(1) Options vest on January 5, 2010.

Compensation of Directors
	Fees Earned or Paid in Cash	Option Awards (1)	All Other Compensation	Total

Donald R. Spink	$7,502	$12,400	$--	$19,902
Julien J. Hradecky	$7,944	$12,400	$--	$20,344
Richard R. Hurd	$9,500	$12,400	$19,002 (2)	$40,902
Ken Kivenko	$3,751	$15,200	$--	$18,951
Andrew T. Meikle	$8,385	$12,400	$--	$20,785
Glen O. Wright	$8,606	$12,400	$--	$21,006

(1)

This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2007 fiscal year for the fair value of option awards granted in fiscal 2007, in accordance with SFAS 123R. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. The fair value of the option award was calculated using the closing price of our common stock on the date of grant. For additional information, refer to note 12 of our financial statements in the Form 10-KSB for the year ended June 30, 2007. See the Grants of Plan-Based Awards Table below for information on stock awards made in 2007. Amounts in this column reflect our accounting expense for these awards and do not correspond to the actual value that will be recognized by the directors.

(2)

This represents consulting fees paid for advisory services provided to our executive officers in fiscal 2007.

During the first six months of the fiscal year ended June 30, 2007, our directors were each paid $500 (CAD for all board members, except Mr. Hurd who is in USD) for each board meeting attended. Commencing January 1, 2007, our non-executive directors were paid $2,500 per quarter, $500 for each regularly scheduled board meeting attended and $250 for each committee meeting attended. Our directors are periodically granted stock options, typically on a yearly basis. Non-executive directors receive reimbursement of out-of-pocket expenses incurred for each board meeting or committee meeting attended. During the fiscal year ended June 30, 2007, there was a grant of 20,000 options to each director, which vested immediately, had an exercise price of $1.10 and an expiry date of January 5, 2012, except for one new director whose award had an exercise price of $1.35 and an expiry date of February 8, 2012.

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of August 31, 2007 the shares of our Common Stock beneficially owned by each person who, to our knowledge, is the holder of 5% or more of our Common Stock, by each of our directors, by the Named Officers and by all of our executive officers and directors as a group.

Name and Address of Beneficial Owner or Identity or	Number of Shares	Approximate Percentage
Group	Beneficially Owned (1)	of Class
Dr. Donald R. Spink, Sr. (*)	2,947,790 (2) (3) (4)	18.2%
Edward F. Spink	581,048 (2) (5)	3.6%
Egbert Q. van Everdingen	346,120 (2) (6)	2.1%
Richard H. Hurd	86,673 (4)	**
Julien J. Hradecky	224,423 (4)	1.4%
Glen O. Wright	40,000 (4)	**
Andrew T. Meikle	40,000 (4)	**
Ken Kivenko	27,000 (7)	**
Richard C. Gimpel	35,625 (8)	**
Ronald A. Berube	148,000 (2) (9)	**

Form 10-KSB	TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES
Incorporated Under the Laws of Delaware, United States

Name and Address of Beneficial Owner or Identity or	Number of Shares	Approximate Percentage
Group	Beneficially Owned (1)	of Class
Dynamis Advisors, LLC (11)	1,621,583	10.0%
Heartland Advisors, Inc.(12)	990,000	6.1%
Bard Associates, Inc. (13)	1,137,275	7.0%
Sprott Asset Management, Inc.(14)	1,033,800	6.4%
Boston Partners Asset Management LLC (15)	809,990	5.0%
All Executive Officers and Directors as a group (12 persons)	4,498,090 (10)	27.7%

(*)

Dr. Spink’s address is c/o TurboSonic Technologies, Inc. 550 Parkside Drive, Suite A-14, Waterloo, Ontario, N2L 5V4, Canada.

(**)

Less than 1%.

(1)

Unless otherwise indicated, all persons named below have sole voting and investment power over listed shares.

(2)

Includes shares of TurboSonic Canada Inc., a wholly owned subsidiary of our company, which by their terms are convertible at any time into a like number of shares of Common Stock of our company ("TurboSonic Canada Shares"). (3) Includes 2,480,609 TurboSonic Canada Shares owned by Canadian numbered corporation, over which shares Dr. Spink exercises voting control.

(4)

Includes 40,000 shares issuable upon exercise of vested options.

(5)

Includes 67,500 shares issuable upon exercise of vested options.

(6)

Includes 35,000 shares issuable upon exercise of vested options

(7)

Includes 20,000 shares issuable upon exercise of vested options.

(8)

Includes 5,000 shares issuable upon exercise of vested options.

(9)

At the time of his retirement on January 25, 2007, included 12,500 shares issuable upon exercise of vested options, which have since been exercised.

(10)

Includes 439,375 shares issuable upon exercise of vested options.

(11)

Pursuant to a Schedule 13G filed on February 9, 2007 and information available to us, Frederic S. Bocock, Alexander H. Bocock and John H. Bocock, have shared power to direct the disposition of, and the vote of, 1,621,583 shares. The address of the beneficial owner is 310 Fourth St., Suite 101, Charlottesville, VA 22902.

(12)

Pursuant to a Schedule 13G filed on February 12, 2007, Heartland Advisors, Inc. and William J. Nasgovitz have shared power to direct the disposition of, and the vote of, 990,000 shares. The address of the beneficial owner is 789 North Water St., Milwaukee, WI 53202.

(13)

Pursuant to a Schedule 13G filed on February 6, 2007, Bard Associates, Inc. has the sole power to direct the disposition of 1,137,375 shares and the sole power to direct the vote of 103,750 shares. The address of the beneficial owner is 135 South LaSalle St., Suite 2320, Chicago, IL 60603.

(14)

Pursuant to a Schedule 13G filed on April 26, 2007, Sprott Asset Management, Inc. has the sole power to direct the disposition of 1,033,800 shares and the sole power to direct the vote of 1,033,800 shares. The address of the beneficial owner is Suite 2700, South Tower, Royal Bank Plaza, PO Box 27, Toronto, ON M5J 2J1, Canada.

(15)

Pursuant to a Schedule 13G filed on February 14, 2007, Boston Partners Asset Management LLC has the sole power to direct the disposition of 809,990 shares and the sole power to direct the vote of 809,990 shares. The address of the beneficial owner is 28 State St., 21st Floor, Boston, MA 02109.

Securities Authorized for Issuance Under Equity Compensation Plans (3):

The following table provides information as of June 30, 2007 about our equity compensation plans:

Plan Category		Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average – Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance

Equity compensation plans approved by security holders:	-	455,000	$1.0187	43,500
- 2003 Stock Plan
Equity compensation plans not approved by security holders:
- 2000 Stock Plan		157,999	$0.7128	26,688
		612,499	$0.9398	69,188

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
Incorporated Under the Laws of Delaware, United States

The 2000 Plan, adopted by us on February 9, 2000, is administered by the Board of Directors, which determines to whom such stock rights may be granted, at which times the stock rights shall be granted and the time or times when each option shall become exercisable and the duration of the exercise period. The exercise price per each non-qualified option granted under the 2000 Plan shall be not less than the fair market value per share of common stock on the date of such grant. The stock, subject to stock rights, shall be authorized but unissued shares of our common stock or shares of common stock reacquired by us in any manner. The aggregate number of shares that may be issued, pursuant to the 2000 Plan, is 937,500, of which 157,999 have been granted and remain outstanding, and 752,813 have been granted and exercised.

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

14	Code of Ethics (6)
21.1	Subsidiaries of the Company
23.1	Consent of Mintz & Partners LLP
31.1	Rule 13a-14(a)/15d-14(a) Certifications
32.1	Section 1350 Certifications
99.1	Full Year Operating Results Press Release issued September 20, 2007

*	Compensatory Plan

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
Incorporated Under the Laws of Delaware, United States

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees for professional services provided by our principal independent auditors in each of the last two fiscal years, in each of the following categories are as follows:

Fees billed by Mintz & Partners LLP:	2007	2006
Audit fees	$74,142	$55,828
Audit-related fees	$--	$8,589
Tax fees	$5,575	$5,583
All other fees	$28,877	$14,112
	$108,594	$84,112

Audit fees services include fees associated with the annual audit, assistance with and review of documents filed with the Securities and Exchange Commission and comfort letters. Audit-related fees principally consist of audit-related consultation. Tax fees include tax compliance and tax consultations. All other fees include quarterly reviews of our 10-QSB filings and general accounting consultations.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
TurboSonic Technologies, Inc.

We have audited the accompanying consolidated balance sheets of TurboSonic Technologies, Inc. and Subsidiaries as of June 30, 2007 and 2006 and the related consolidated statements of income and comprehensive income, shareholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TurboSonic Technologies, Inc. and Subsidiaries as of June 30, 2007 and 2006, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Toronto, Canada,	/s/ Mintz & Partners LLP
September 19, 2007	Mintz & Partners LLP
Chartered Accountants
Licensed Public Accountants

Form 10-KSB	TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES
Incorporated Under the Laws of Delaware, United States

CONSOLIDATED BALANCE SHEETS

As at June 30	[expressed in United States dollars]

	2007	2006
	$	$

ASSETS
Current
Cash and cash equivalents	2,452,710	5,506,643
Accounts receivable [note 4]	1,605,489	1,347,381
Retentions receivable	67,120	61,112
Inventories [note 5]	127,135	111,958
Deferred contract costs and unbilled revenue [note 6]	1,367,777	588,126
Other current assets	118,926	101,520
Total current assets	5,739,157	7,716,740
Property and equipment, less accumulated depreciation
and amortization [note 7]	479,120	377,562
Goodwill [note 8]	398,897	398,897
Deferred income taxes [note 13]	461,729	--
Other assets	13,897	13,826
	1,353,643	790,285
Total assets	7,092,800	8,507,025

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current
Accounts payable	1,105,013	1,079,559
Accrued charges [note 9]	459,565	542,690
Obligations under capital leases, current portion [note 10]	--	4,775
Long-term debt, current portion	9,741	--
Income taxes payable	21,123	8,154
Unearned revenue and contract advances [note 6]	688,535	3,805,107
Total current liabilities	2,283,977	5,440,285
Long term debt [note 10]	20,045	--
	2,304,022	5,440,285
Commitments and contingencies [note 11]
Shareholders’ equity [note 12]
Share capital
Authorized
30,000,000 common shares, par value $0.10 per share
1,500 preferred shares, no par value
Issued
12,601,950 common shares [2006 – 11,971,614]
2,528,104 common shares reserved for the conversion of
the subsidiary’s Class B exchangeable shares
[2006 – 2,566,564]	2,549,446	2,490,258
Additional paid-in capital	3,396,301	3,102,229
	5,945,747	5,592,487
Accumulated other comprehensive income	489,978	402,662
Accumulated deficit	(1,646,947)	(2,928,409)
Total shareholders’ equity	4,788,778	3,066,740
Total liabilities and shareholders’ equity	7,092,800	8,507,025

See accompanying notes

Form 10-KSB	TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES
Incorporated Under the Laws of Delaware, United States

CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME

Years ended June 30	[expressed in United States dollars]

	2007	2006
	$	$

CONTRACT REVENUE AND SALES
OEM systems revenue	18,663,338	11,946,392
Aftermarket revenue	4,230,015	4,100,748
	22,893,353	16,047,140

CONTRACT COSTS AND COST OF SALES
OEM systems contract costs and costs of sales	15,611,359	9,903,428
Aftermarket contract costs and cost of sales	2,448,145	2,543,235
	18,059,504	12,446,663
Gross margin	4,833,849	3,600,477

EXPENSES
Selling, general and administrative	3,542,868	2,673,246
Research and development expense [note 14]	432,298	54,681
Depreciation and amortization	161,153	93,897
	4,136,319	2,821,824

Income from operations	697,530	778,653
Interest income	144,278	43,733
Interest (expense)	(2,595)	(1,128)
Income before provision for income taxes	839,213	821,258
(Recovery of) provision for income taxes [note 13]	(442,249)	5,408
Net income	1,281,462	815,850
Other comprehensive income:
Foreign currency translation adjustment	87,316	144,195
Comprehensive income	1,368,778	960,045

Basic earnings per share [note 15]	$0.09	$0.06
Diluted earnings per share [note 15]	$0.09	$0.06

Basic weighted average number of shares [note 15]	14,933,087	13,505,474
Diluted weighted average number of shares [note 15]	15,055,748	14,039,339

See accompanying notes

Form 10-KSB	TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES
Incorporated Under the Laws of Delaware, United States

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years ended June 30	[expressed in United States dollars]

	Exchangeable and common shares		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive Income	Total shareholders’ equity
	Shares	Amount
	#	$	$	$	$	$

Balance – June 30, 2005	13,133,803	2,349,818	2,024,909	(3,744,259)	258,467	888,935
Net income	—	—	—	815,850	—	815,850
Stock-based compensation [note 12]	—	—	31,250	—	—	31,250
Translation adjustment	—	—	—	—	144,195	144,195
Sale of shares [note 12]	1,404,375	140,440	1,046,070	—	—	1,186,510

Balance – June 30, 2006	14,538,178	2,490,258	3,102,229	(2,928,409)	402,662	3,066,740
Net income	—	—	—	1,281,462	—	1,281,462
Stock-based compensation [note 12]	—	—	120,819	—	—	120,819
Translation adjustment	—	—	—	—	87,316	87,316
Sale of shares [note 12]	591,876	59,188	173,253	—	—	232,441

Balance – June 30, 2007	15,130,054	2,549,446	3,396,301	(1,646,947)	489,978	4,788,778

See accompanying notes

Form 10-KSB	TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES
Incorporated Under the Laws of Delaware, United States

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended June 30	[expressed in United States dollars]

	2007	2006
	$	$

OPERATING ACTIVITIES
Net income	1,281,462	815,850
Add charges to operations not requiring a current cash payment:
Stock-based compensation expense [note 12]	120,819	31,250
Depreciation and amortization [note 7]	161,153	93,897
Gain on sale of property and equipment	(1,877)	--
Recovery of deferred income taxes	(459,969)	--
Net change in non-cash assets and liabilities related
to operations [note 16]	(4,,211,383)	2,287,862
Cash (applied to) provided by operating activities	(3,109,795)	3,228,859

INVESTING ACTIVITIES
Purchase of property and equipment	(242,277)	(350,546)
Cash (applied to) investing activities	(242,277)	(350,546)

FINANCING ACTIVITIES
(Repayment) of obligations under capital leases	(4,727)	(7,148)
Proceeds from issuance of common shares	248,650	1,186,510
Cash provided by financing activities	243,923	1,179,362

Effect of exchange rate changes on cash	54,216	170,551

Net cash (applied) provided during year	(3,053,933)	4,228,226
Cash and cash equivalents, beginning of year	5,506,643	1,278,417
Cash and cash equivalents, end of year	2,452,710	5,506,643

Supplemental cash flow information:
Interest paid	2,595	1,128
Interest received	141,724	43,733
Income taxes paid	19,061	570

See accompanying notes

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	Notes to Consolidated Financial Statements
FORM 10-KSB	Year ended June 30, 2007

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

Goodwill

Under Statement of Financial Accounting Standard ["SFAS"] No.142, goodwill is no longer amortized but is subject to an annual impairment review [or more frequently if conditions dictate]. Since the adoption of SFAS No. 142 as at July 1, 2001, we have completed the transitional impairment test as at July 1, 2001 and annual impairment tests through April 1, 2007, to identify if there is any impairment to the goodwill using a fair value methodology by reporting unit [note 8].

Property and equipment

Property and equipment are recorded at cost. Depreciation and amortization are calculated on the straight-line method over the estimated useful lives of the assets as follows:

Office equipment	2 – 5 years
Other equipment	5 – 10 years
Leasehold improvements	lease term [5 – 6 years]

Revenues and long-term contracts

We derive revenue from long-term contracts which require performance [i.e., design, construction and performance testing] over a time span which may extend one or more accounting periods. For long-term contracts, we employ two methods of recognition – the percentage of completion method for virtually all of such projects being undertaken, and the completed contract method for contracts with significant uncertainty, such as the use of new technology. For contracts of shorter duration, revenue is recorded when products are shipped, services are performed or billings are rendered, which approximates actual performance, and collection is reasonably assured.

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

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	Notes to Consolidated Financial Statements
FORM 10-KSB	Year ended June 30, 2007

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES cont’d

Government support programs

Government support program claims are recorded when qualifying expenditures are incurred or the specific terms of support program contracts are fulfilled. Support program proceeds received in advance of the incurrence of qualifying expenditures are recorded as deferred support program revenue.

Support program proceeds received to finance specific expenses are included in the consolidated statement of loss as a reduction of these expenses. Support program proceeds received to finance capital expenditures are applied to reduce the cost of the related capital assets.

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

Research and development expenditures

Research and development costs [other than capital expenditures] are expensed as incurred. Expenditures are reduced by any related investment tax credits and government support program proceeds.

Income taxes

We account for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ["SFAS 109"]. SFAS 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance against the deferred tax assets is provided when it is more likely than not that a portion or all of a deferred tax asset will not be realized.

Advertising costs

All costs associated with advertising and promoting products are expensed as incurred. Advertising and promotion expense was $71,200 in 2007 [$70,863 in 2006].

Stock-based compensation

SFAS No. 123, Accounting for Stock-Based Compensation, provided an alternative to APB Opinion No. 25. We follow APB Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for stock-based compensation issued to employees. For companies that continue to account for stock-based compensation arrangements under Opinion No. 25, Statement No. 123 required disclosure of the pro forma effect on net income and earnings per share of our fair value based accounting for those arrangements.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period. Our pro forma information is as follows:

		2006
		$

Net income		815,850
Stock-based compensation expense under APB No.25	--	(88,150)
Pro forma income		727,700

Pro forma income per share:
Basic		$0.05
Diluted		$0.05

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

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	Notes to Consolidated Financial Statements
FORM 10-KSB	Year ended June 30, 2007

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

Earnings per share

Basic earnings per share is computed by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding during the year. In computing the earnings per share, the TurboSonic Canada Inc. Class B exchangeable shares, disclosed in note 12, are considered outstanding common shares of TurboSonic Technologies, Inc. Diluted earnings per share reflects the per share amount under the treasury stock method that would have resulted if dilutive potential common stock had been converted to common stock, as prescribed by SFAS 128, Earnings Per Share. Diluted loss per share is not calculated when the effect of conversion is anti-dilutive.

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

Impact of recently issued accounting standards

Accounting for Uncertainty in Income Taxes

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109," (FIN 48), FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return. On January 17, 2007, the FASB affirmed its previous decision to make FIN 48 effective for fiscal years beginning after December 15, 2006. Accordingly, FIN 48 is effective for us on July 1, 2007. Management has determined that the adoption of FIN 48 will not have a material impact on our consolidated financial statements.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements. SFAS 157 becomes effective for us on July 1, 2008. Upon adoption, the provisions of SFAS 157 are to be applied prospectively with limited exceptions. The adoption of SFAS 157 is not expected to have a material impact on our consolidated financial statements.

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

As at June 30, 2007, we had three customers that comprised 57% of the total trade receivable balance and had three different customers that comprised 41% of the total trade receivable balance at June 30, 2006. Our cash balances are maintained in one United States chartered bank, which is an AA rated financial institution.

Our cash balances for the Canadian-based subsidiaries are maintained in three Canadian chartered banks, which are AA rated financial institutions.

Currency Risk

Currency risk is the risk to the company's earnings that arises from fluctuations of foreign exchange rates and the degree of volatility of these rates. The company does not use derivative instruments to reduce its exposure to foreign currency risk.

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	Notes to Consolidated Financial Statements
FORM 10-KSB	Year ended June 30, 2007

4.     ACCOUNTS RECEIVABLE

	2007	2006
	$	$

Trade accounts receivable	1,632,701	1,354,242
Allowance for doubtful accounts	(27,212)	(6,861)
	1,605,489	1,347,381

Bad debt expense was nil in 2006 and in 2007.

5. INVENTORIES
	2007	2006
	$	$

Finished goods	145,640	127,183
Reserve for obsolescence	(18,505)	(15,225)
	127,135	111,958

6. COST AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS
	2007	2006
	$	$

Costs incurred on uncompleted contracts	31,909,286	15,513,587
Estimated earnings	6,502,626	2,155,467
	38,411,912	17,669,054
Less billings to date	(37,732,670)	(20,886,035)
	679,242	(3,216,981)

Included in the accompanying balance sheets under the following captions:
	2007	2006
	$	$

Deferred contract costs and unbilled revenue	1,367,777	588,126
Unearned revenue and contract advances	(688,535)	(3,805,107)
	679,242	(3,216,981)

As the result of the financial difficulties experienced by one of our subcontractors during prior years, the estimated completion costs for a project were revised upward by $317,000 in the consolidated financial statements. To date, the liquidation process was completed October 2006 and as at June 30, 2007, recovery of $28,901 has been recorded.

7.     PROPERTY AND EQUIPMENT

		Accumulated	Net Book
	Cost	Depreciation	Value
2007	$	$	$

Office equipment	937,384	803,520	133,864
Other equipment	866,587	527,053	339,534
Leasehold improvements	65,382	59,660	5,722
	1,869,353	1,390,233	479,120

		Accumulated	Net Book
	Cost	Depreciation	Value
2006	$	$	$

Office equipment	777,606	700,799	76,807
Other equipment	748,480	459,583	288,897
Leasehold improvements	62,656	50,798	11,858
	1,588,742	1,211,180	377,562

Total depreciation and amortization incurred during fiscal 2007 was $161,153 [2006 - $93,897].

The total depreciation, included in the above amounts, for assets under capital leases during fiscal 2007 was $6,692 [2006 – $6,692].

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	Notes to Consolidated Financial Statements
FORM 10-KSB	Year ended June 30, 2007

7.     PROPERTY AND EQUIPMENT continued

The purchase of certain property and equipment was made through the use of capital leases. Property and equipment under capital leases, grouped as office equipment, at June 30 are as follows:

		Accumulated	Net Book
	Cost	Depreciation	Value
2007	$	$	$

	141,412	141,412	0

		Accumulated	Net Book
	Cost	Depreciation	Value
2006	$	$	$

	149,000	139,710	9,290

8. GOODWILL

The changes in the carrying amount of goodwill are as follows:
	OEM Systems	Aftermarket	Total
	$	$	$

Balance as of June 30, 2005	—	398,897	398,897
Impairment loss recognized in operating income	—	—	—
Balance as of June 30, 2006	—	398,897	398,897
Impairment loss recognized in operating income	—	—	—
Balance as of June 30, 2007	—	398,897	398,897

We completed our goodwill impairment testing as at April 1, 2007, as required by SFAS No. 142. We report on two business segments – OEM systems and Aftermarket. We had concluded that the $398,897 of goodwill associated with the OEM business segment should be expensed in the period ended June 30, 2003. We have concluded that there has not been impairment associated with the Aftermarket segment to the period ended June 30, 2007.

9.     WARRANTY

As part of the normal sale of scrubber and nozzle systems, we have provided our customers with product warranties. The warranties generally extend for twelve months from the date of start-up or eighteen months after shipment to the customer. The following summarizes the accrual of product warranties that is recorded as part of accrued charges in the accompanying consolidated balance sheets as at June 30th:

	2007	2006
	$	$

Balance, beginning of year	89,858	83,318
Payments made	(4,278)	(44,188)
Provisions made	8,563	50,728
Balance, end of year	94,143	89,858

10.     LOAN AND CAPITAL LEASE OBLIGATIONS

We have entered into certain capital leases for computer hardware and software, with interest rates at approximately 10%. The following is a schedule of the future minimum lease payments:

	2007	2006
	$	$

Total minimum lease payments	--	4,982
Less amount representing interest	--	207
	--	4,775
Less current portion	--	4,775
Long-term portion	--	--

We have entered into a 36 month vehicle loan, with an interest rate of 1.9%.

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	Notes to Consolidated Financial Statements
FORM 10-KSB	Year ended June 30, 2007

10.     LOAN AND CAPITAL LEASE OBLIGATIONS continued

The following is a schedule of the future minimum loan payments:

	2007	2006
	$	$

Total minimum loan payments	30,717	--
Less amount representing interest	931	--
	29,786	--
Less current portion	9,741	--
Long-term portion	20,045	--

11.     COMMITMENTS AND CONTINGENCIES

[a]

Operating leases

We have entered into operating leases, expiring through 2010, for office equipment and premises. Total minimum annual payments under these leases for the years after June 30, 2007 are as follows:

$

2008	92,163
2009	45,800
2010	18,371
2011	900
2012 and thereafter	--
157,234

Rental expense for office equipment and premises was $123,690 in 2007 [$109,908 in 2006].

[b]

Contingencies

General

Our standard contractual terms with respect to the sale of our products and systems disclaim any liability for consequential or indirect losses or damages stemming from any failure of our products or systems or any component thereof. We customarily seek contractual indemnification from our subcontractors for any loss, damage or claim arising from the subcontractor’s failure of performance, negligence or malfeasance. It is possible, however, that a customer’s inability to comply with applicable pollution control laws, or regulations stemming from the failure or non-performance of our products or systems, may subject us to liability for any fines imposed upon such customer by governmental regulatory authorities, or for damages asserted to have been incurred by any third party adversely affected thereby.

On October 6, 2005 a statement of claim was filed against us in the Ontario Superior Court of Justice (Canada) by Abuma Manufacturing Limited, one of our vendors, in which they claim additional charges for work performed and refute our claim for back charges on a specific project. The claim is for CAD 95,647 in respect of unpaid accounts, CAD 50,000 for aggravated, punitive and/or exemplary damages, interest on the past due accounts and costs of the action. It is our position that the claims are without merit and we have filed a statement of defense and counter-claim. We received the claimant's Affidavit of Documents, a request for discovery and an offer to settle for CAD 79,757. We have responded to the request for our Affidavit of Documents and discovery. It is still our position that the claims are without merit.

Letters of Guarantee and Bonding

In order to favourably affect our cash position, it is our practice to issue standby letters of guarantee to foreign customers in return for the early release of advance payments prior to shipment and holdbacks which span the warranty period of the projects. Collateral for these standby letters of guarantee is provided by Export Development Canada on a paid-fee basis. We have also purchased insurance against wrongful call of these standby letters of guarantee for up to 95% of their face value. The following is a list of the outstanding standby letters of credit at June 30, 2007, together with the reason for issuance and the expiry dates:

Expiry Dates	Reason	$

August 15, 2007	Holdback	11,989
November 30, 2007	Advance payment	522,573
April 30, 2009	Holdback	13,945
		548,507

At the time of negotiation of certain contracts, we are requested by our customers to provide performance and labor and material bonds. We currently have one performance bond and one labor and material bond outstanding with a face value of $1,793,350 and a projected material delivery completion date of August 2007. Collateral for these bonds is provided by Export Development Canada on a paid-fee basis. We have agreed to fully indemnify Export Development Canada should there be any call on these bonds.

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	Notes to Consolidated Financial Statements
FORM 10-KSB	Year ended June 30, 2007

12.

SHAREHOLDERS’ EQUITY

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

We have total authorized share capital of 30,000,000 shares. In connection with our consolidation with Turbotak Technologies Inc., on August 27, 1997, the shareholders of Turbotak Technologies Inc. exchanged their shares for the Class B exchangeable shares of a wholly owned subsidiary of our company. These shares are exchangeable, at any time, at the election of the holders of such shares, into an equivalent number of common shares of our company. The Class B exchangeable shares have voting rights through a trustee. During fiscal 2007, 38,460 Class B exchangeable shares [2,585,142 in 2006] were exchanged for our common shares, leaving 2,528,104 Class B exchangeable shares outstanding as of June 30, 2007 [2,566,564 at June 30, 2006].

At the end of fiscal 2007, a total of 12,589,450 of our common shares and 2,528,104 Class B exchangeable shares of the subsidiary were outstanding.

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

As a result of Board actions and Plan amendments in the 2000 and 2001 fiscal years, certain options which were issued in the prior years are accounted for as "variable plan options" in accordance with FIN 28, Accounting for Stock Appreciation Rights, and other variable stock option or award plans. In 2007, no expense [2006 – no expense] was recorded in connection with these options.

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

At the January 5, 2007 board meeting, options to purchase 140,000 shares of our common stock were awarded to the current directors from the 2003 Stock Plan and options to purchase 175,000 shares of our common stock were awarded to current employees (including executive officers) from the 2003 Stock Plan. Stock options to purchase 20,000 shares of our common stock were awarded to a new director from the 2003 Stock Plan at the February 8, 2007 board meeting. The options awarded to directors have an exercise price of $1.10 per share and $1.35 per share [Black-Scholes fair value $0.62 and $0.76], which was the market value at the close of business on January 5, 2007 and February 8, 2007, vest immediately and are exercisable for five years from the date of grant. The options awarded to employees have an exercise price of $1.10 per share [Black-Scholes fair value $0.70], which was the market value at the close of business on January 5, 2007, vest after three years and are exercisable for five years from the date of grant. These calculations were based on a volatility of 0.843, risk-free interest rate of 4.31% and expected dividend yield of 0%. With this grant, there remain options to purchase 43,500 shares of our common stock in the 2003 Stock Plan and options to purchase 26,688 shares of our common stock in the 2000 Stock Plan available for future issuance. The stock-based compensation expense for the options granted to directors was recognized in the third quarter of fiscal 2007 [$102,000]. The stock-based compensation expense for the options granted to employees is being recognized over the vesting period [$9,196 in the third quarter fiscal 2007 and $9,624 in subsequent quarters over the next three years].

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	Notes to Consolidated Financial Statements
FORM 10-KSB	Year ended June 30, 2007

12.

SHAREHOLDERS’ EQUITY continued

Stock-based compensation continued

A summary of the option activity since June 30, 2005 is shown below:

	Number of shares to be issued upon exercise of outstanding options	Weighted average exercise price $	Number of shares available for future issuance excludingoptions already outstanding

Balance, June 30, 2005	859,063	0.3504	694,375
Granted during the year	318,000	0.7500	(318,000)
Forfeited during the year	--	0.0000	--
Exercised during the year	(404,375)	0.3688	--
Balance, June 30, 2006	772,688	0.5052	376,375
Granted during the year	335,000	1.1149	(335,000)
Forfeited during the year	(27,813)	0.4359	27,813
Exercised during the year	(466,876)	0.3767	--
Balance, June 30, 2007	612,999	0.9398	69,188

The weighted average characteristics of options outstanding at June 30, 2007 are as follows:

Options outstanding				Options exercisable
		Weighted
	Weighted	average			Weighted
	average	remaining			average
Exercise	exercise	contractual	Number	Number	exercise
price	price	life	outstanding	exercisable	price
$	$	[years]	#	#	$
0.2800	0.2800	1.5	12,500	12,500	0.2800
0.7500	0.7500	3.3	265,499	265,499	0.7500
1.1000	1.1000	4.5	315,000	140,000	1.1000
1.3500	1.3500	4.6	20,000	20,000	1.3500
	0.9398		612,999	437,999	0.8759

Warrants

In July 2005, we issued 125,000 warrants to purchase our common stock at a price of $0.584 to Capstone Investments as part of the investment banking agreement signed by the two parties. The warrants were scheduled to expire in July 2008, and were exercised in December 2006. Based upon the Black-Scholes calculation, stock-based compensation expense was recorded in the first quarter of fiscal 2006 for $31,250.

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

A summary of the warrant activity since June 30, 2005 is shown below:

	Number of shares	Weighted
	to be issued	average
	upon exercise	exercise
	of outstanding	price
	warrants	$
Balance, June 30, 2005	0	0.0000
Granted during the year	795,000	1.2182
Forfeited during the year	--	0.0000
Exercised during the year	--	0.0000
Balance, June 30, 2006	795,000	1.2182
Granted during the year	--	0.0000
Forfeited during the year	--	0.0000
Exercised during the year	(125,000)	0.5840
Balance, June 30, 2007	670,000	1.3015

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	Notes to Consolidated Financial Statements
FORM 10-KSB	Year ended June 30, 2007

12.

SHAREHOLDERS’ EQUITY continued

Warrants continued

The weighted average characteristics of warrants outstanding at June 30, 2007 are as follows:

Warrants outstanding				Warrants exercisable
		Weighted
	Weighted	average			Weighted
	average	remaining			average
Exercise	exercise	contractual	Number	Number	exercise
price	price	life	outstanding	exercisable	price
$	$	[years]	#	#	$
1.1500	1.1500	0.8	170,000	170,000	1.1500
1.4000	1.4000	1.8	500,000	500,000	1.4000
	1.3015		670,000	670,000	1.3015

13. INCOME TAXES

Details of the provision for income taxes are as follows:

		2007	2006
		$	$

Current:	- U.S.	44,400	510
	- Canadian	(24,928)	4,898
Total current taxes		19,472	5,408
Deferred:	- U.S.	(429,849)	—
	- Canadian	(31,872)	—
Total deferred taxes		(461,721)	—
Income tax provision		(442,249)	5,408

Components of the current tax provision are as follows:

	2007	2006
	$	$

Provision for income tax based
on basic U.S. tax rates	360,085	110,786
Provision for income taxes based
on basic Canadian federal income tax rates	(5,141)	109,567
Provision for income taxes based
on basic Canadian provincial income tax rates	(19,787)	69,346
Provision for deferred income taxes based
on basic US income tax rates	(429,849)	--
Provision for deferred income taxes based
on basic Canadian federal and provincial
income tax rates	(31,872)	--
Benefit of deductible differences and
tax losses recognized during the year	(315,685)	(284,291)

	(442,249)	5,408

The following is a summary of the statutory income tax rates used:

	2007	2006
	%	%

U.S.	34.0	34.0
Canadian federal	22.1	22.1
Canadian provincial	14.0	14.0

Income (loss) before provision for income taxes:
	2007	2006
	$	$

U.S.	928,486	325,842
Canadian	(89,273)	495,416
Income before provision for income taxes	839,213	821,258

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	Notes to Consolidated Financial Statements
FORM 10-KSB	Year ended June 30, 2007

13.

INCOME TAXES continued
Income taxes paid are as follows:

	2007	2006
	$	$

Canadian federal	—	—
Canadian provincial	2,597	—
U.S. federal	—	—
U.S. state	16,464	570
	19,061	570

Income tax refunds received are as follows:

	2007	2006
	$	$

Canadian federal	—	—
Canadian provincial	12,194	3,192
U.S. federal	—	—
U.S. state	—	60
	12,194	3,252

We have unutilized operating losses in the United States of approximately $1,264,000 available for carry forward to reduce income taxes otherwise payable in future years. This amount includes purchased loss carry forwards of approximately $416,000, which, if not utilized, will expire in 2012. A total of $675,000 relating to prior year purchased operating losses was available to apply against current year income.

In Canada, we have unutilized operating losses of approximately $100,568.  These expire in 2017.

As it is more likely than not that we will realize the benefits of deductible temporary differences, we are required under SFAS 109 to record deferred income tax assets. Deferred tax liabilities and assets are comprised of the following as at June 30:

	2007	2006
	$	$

Accounting under tax net book value	(2,124)	7,330
Reserves not currently deductible	34,004	32,457
Net operating loss carryforward	429,849	746,305
Total deferred tax assets	461,729	786,092
Valuation allowance for deferred tax assets	—	(786,092)
Net deferred tax asset (liabilities)	461,729	—

14.

RESEARCH AND DEVELOPMENT EXPENSES

	2007	2006
	$	$

Expenses incurred	432,298	54,681
Tax recovery	--	--
	432,298	54,681

15.

EARNINGS PER SHARE

The following table sets forth the computation of earnings per share. The effect of dilutive securities is included only when dilutive.

	2007	2006
	$	$
Numerator
Net income	1,281,462	815,850
Denominator
Denominator for earnings per share -
weighted average shares outstanding	14,933,087	13,505,474
Denominator for diluted earnings per share -
adjusted weighted average shares and assumed conversions	15,055,748	14,039,339
Basic earnings per share	$0.09	$0.06
Diluted earnings per share	$0.09	$0.06

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	Notes to Consolidated Financial Statements
FORM 10-KSB	Year ended June 30, 2007

16.

SUPPLEMENTARY INFORMATION ON CASH FLOWS

	2007	2006
	$	$

Changes in non-cash assets and liabilities related to operations:
(Increase) in accounts receivable	(190,758)	(89,808)
(Increase) decrease in retentions receivable	(2,924)	83,665
(Increase) in inventories	(8,871)	(23,755)
(Increase) in deferred contract costs and unbilled revenue	(740,807)	(82,919)
(Increase) in income taxes receivable	(6,437)	--
(Increase) in other current assets	(12,551)	(25,016)
Decrease in other assets	72	8,500
(Decrease) in accounts payable	(24,436)	(362,001)
(Decrease) increase in accrued charges	(98,030)	183,887
(Decrease) increase in unearned revenue and contract advances	(3,146,506)	2,587,433
Increase in income taxes payable	19,865	7,876
	(4,211,383)	2,287,862

17.

SEGMENTED INFORMATION

We offer a range of products and systems, incorporating diverse technologies, to address the industrial process, air pollution control and other environmental management needs of our customers. We report to shareholders on the two business segments into which management classifies the business – OEM systems and Aftermarket.

There are no inter-segment sales, transfers or profit or loss.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

Contract revenue and sales are broken down geographically as follows:

	2007	2006
	$	$

United States	19,445,400	11,426,000
Canada	1,443,700	3,049,000
Asia	284,000	513,000
Europe	1,557,500	289,000
South America	134,200	321,000
Other	28,553	449,140
	22,893,353	16,047,140

The long-lived assets of the two business segments are primarily located in Canada, except for intangible assets related to the wet electrostatic precipitator and certain nozzle technologies. The value of these technologies are valued at zero, having been part of the Goodwill write-down in fiscal 2003. Sales to three customers accounted for 59% of our net revenues in the fiscal year ended June 30, 2007. One repeat customer accounted for 30% in 2007, as compared to 34% in 2006. Two different customers accounted for an additional 15% of our net revenues in the prior fiscal year. At June 30, 2007, we had three customers that comprised 57% of the total trade receivable balance and had three different customers that comprised 41% of the total trade receivable balance at June 30, 2006.

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	Notes to Consolidated Financial Statements
FORM 10-KSB	Year ended June 30, 2007

17.

SEGMENTED INFORMATION continued

Industry segments

	OEM
	Systems	Aftermarket	Other	Total
2007	$	$	$	$

Contract revenue and sales
OEM systems	18,663,338	—	—	18,663,338
Aftermarket	—	4,230,015	—	4,230,015
Total contract revenue and sales	18,663,338	4,230,015	—	22,893,353
Income from operations	167,752	529,778	—	697,530
Interest income	117,620	26,658	—	144,278
Interest expense	(2,116)	(479)	—	(2,595)
Income before provision
for income taxes	283,256	555,957	—	839,213
Provision for income taxes	(360,534)	(81,715)	—	(442,249)
Net income	643,790	637,672	—	1,281,462

Depreciation and amortization	112,807	48,346	—	161,153
Capital expenditures	148,800	93,477	—	242,277
Segment assets	3,572,565	1,067,525	2,452,710[1]	7,092,800
Property and equipment	412,105	67,015	—	479,120
Goodwill	—	398,897	—	398,897

1 – Cash and cash equivalents are not allocated between business segments

	OEM
	Systems	Aftermarket	Other	Total
2006	$	$	$	$
Contract revenue and sales
OEM systems	11,946,392	—	—	11,946,392
Aftermarket	—	4,100,748	—	4,100,748
Total contract revenue and sales	11,946,392	4,100,748	—	16,047,140
Income from operations	334,026	444,627	—	778,653
Interest income	32,557	11,176	—	43,733
Interest expense	(840)	(288)	—	(1,128)
Income before provision
for income taxes	365,744	455,514	—	821,258
Provision for income taxes	4,026	1,382	—	5,408
Net income	361,718	454,132	—	815,850

Depreciation and amortization	53,722	40,175	—	93,897
Capital expenditures	316,571	33,975	—	350,546
Segment assets	1,850,066	1,150,316	5,506,643[1]	8,507,025
Property and equipment	356,022	21,540	—	377,562
Goodwill	—	398,897	—	398,897

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

Date:         September 21, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Capacity	Date

/s/ Edward F. Spink	Chairman of the Board of Directors and	September 21, 2007
Edward F. Spink	Chief Executive Officer (Principal Executive Officer)

/s/ Egbert Q. van Everdingen	President, Secretary, Treasurer and Director	September 21, 2007
Egbert Q. van Everdingen

/s/ Carl A. Young	Chief Financial Officer	September 21, 2007
Carl A. Young	(Principal Financial Officer)

/s David J. Hobson	VP Finance and Administration	September 21, 2007
David J. Hobson	(Principal Accounting Officer)

/s/ Richard H. Hurd	Director	September 21, 2007
Richard H. Hurd

/s/ Donald R. Spink, Sr.	Director	September 21, 2007
Dr. Donald R. Spink, Sr.

/s/ Julien J. Hradecky	Director	September 21, 2007
Julien J. Hradecky

/s/ Glen O. Wright	Director	September 21, 2007
Glen O. Wright

/s/ Andrew T. Meikle	Director	September 21, 2007
Andrew T. Meikle

/s/ Ken Kivenko	Director	September 21, 2007
Ken Kivenko