Form 10QSB
period 2007-09-30
TURBOSONIC TECHNOLOGIES INC
filed 2007-11-14
CIK 900393

United States Securities and Exchange Commission Washington, DC 20549

Form 10-QSB

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2007

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

Yes  ☒           No ☐

Indicate by check mark whether the Issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐         No  ☒

The number of shares outstanding of the Issuer's common stock as of September 30, 2007:         15,130,054

Transitional Small Business Disclosure Format (check one): Yes ☐         No  ☒

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	(unaudited)	Form 10-QSB

INDEX

PART I: FINANCIAL INFORMATION	PAGE

ITEM 1: Financial Statements

Consolidated Condensed Statement of Income and Comprehensive Income (Unaudited) for the
Three-Month Periods Ended September 30, 2007 and September 30, 2006	3

Consolidated Condensed Balance Sheet (Unaudited) at September 30, 2007 and June 30, 2007	4

Consolidated Condensed Statement of Cash Flows (Unaudited) for the Three-Month Periods
Ended September 30, 2007 and September 30, 2006	5

Notes to Consolidated Condensed Financial Statements (Unaudited)	6-8

ITEM 2: Management's Discussion and Analysis or Plan of Operation	8-9

ITEM 3: Controls and Procedures	9

PART II: OTHER INFORMATION

ITEM 1: Legal Proceedings	10

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds	10

ITEM 3: Defaults Upon Senior Securities	10

ITEM 4: Submission of Matters to a Vote of Security Holders	10

ITEM 5: Other Information	10

ITEM 6: Exhibits	10

Signature	10

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	(unaudited)	Form 10-QSB

PART I: FINANCIAL INFORMATION

ITEM 1

CONSOLIDATED CONDENSED STATEMENT OF INCOME (LOSS)
AND COMPREHENSIVE INCOME (LOSS)
United States dollars (unaudited)

	For the Three		For the Three
	Months Ended		Months Ended
	September 30, 2007		September 30, 2006
		$
CONTRACT REVENUE AND SALES
OEM systems revenue	2,228,595		2,221,439
Aftermarket revenue	1,032,981		916,291
	3,261,576		3,137,730

CONTRACT COSTS AND COST OF SALES
OEM systems contract costs and costs of sales	2,005,487		1,907,396
Aftermarket contract costs and costs of sales	669,993		586,502
	2,675,480		2,493,898
Gross profit	586,096		643,832

EXPENSES
Selling, general and administrative	928,558		764,354
Research and development	15,732		75,656
Depreciation and amortization	43,723		33,697
	988,013		873,707

(Loss) from operations	(401,917)		(229,875)
Interest income	19,545		41,704
(Loss) before provision for income taxes	(382,372)		(188,171)
(Recovery of) income taxes	(145,160)		--
Net (loss)	(237,212)		(188,171)

Other comprehensive income (loss):
Foreign currency translation adjustment	112,422		4,660
Comprehensive (loss)	(124,790)		(183,511)

Weighted average number of shares	15,130,054		14,575,498
Diluted weighted average number of shares [note 8]	--		--
Basic loss per share	(0.02)		(0.01)
Diluted earnings per share [Note 8]	--		--

See accompanying notes

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	(unaudited)	Form 10-QSB

CONSOLIDATED CONDENSED BALANCE SHEET
United States dollars (unaudited)

	September 30, 2007	June 30, 2007
	$	$
ASSETS
Current assets:
Cash and cash equivalents	2,498,828	2,452,710
Accounts receivable, net of allowance for doubtful accounts of $29,143 and $27,212	1,675,305	1,605,489
Retentions receivable	113,906	67,120
Deferred contract costs and unbilled revenue [note 4]	1,590,434	1,367,777
Inventories	150,910	127,135
Other current assets	120,179	118,926
Total current assets	6,149,562	5,739,157

Property and equipment, less accumulated depreciation and amortization	473,574	479,120
Goodwill [note 6]	398,897	398,897
Deferred income taxes	659,918	461,729
Other assets	14,119	13,897
	1,546,508	1,353,643
Total assets	7,696,070	7,092,800

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	1,901,815	1,105,013
Accrued charges [note 3]	536,749	459,565
Unearned revenue and contract advances [note 4]	516,739	688,535
Income taxes payable	37,846	21,123
Long-term debt, current portion	10,432	9,741
Total current liabilities	3,003,581	2,283,977

Long-term debt	18,878	20,045
	3,022,459	2,304,022

Stockholders' equity
Authorized share capital
30,000,000 common shares, par value $0.10 per share
1,500 preferred shares, no par value
Issued share capital
12,601,950 common shares [12,601,950 at June 30, 2007]	2,549,446	2,549,446
2,528,104 common shares reserved for the conversion of the subsidiary's
Class B exchangeable shares
Additional paid – in capital [notes 5 and 7]	3,405,925	3,396,301
	5,955,371	5,945,747
Accumulated other comprehensive income	602,400	489,978
Accumulated deficit	(1,884,160)	(1,646,947)
Total stockholders' equity	4,673,611	4,788,778
Total liabilities and stockholders' equity	7,696,070	7,092,800

See accompanying notes

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	(unaudited)	Form 10-QSB

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
United States dollars (unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	September 30, 2007	September 30, 2006
	$	$
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	(237,212)	(188,171)
Add charges to operations not requiring a current cash payment:
Stock-based compensation	9,624	--
Depreciation and amortization	43,723	33,697
Deferred income tax	(181,243)	--
Changes in non-cash assets and liabilities related to operations:
Decrease (increase) in contracts and accounts receivable:	3,596	(2,285,377)
(Increase) in retentions receivable	(45,098)	(146,319)
(Increase) decrease in inventories	(13,720)	146
Decrease in deferred contract costs and unbilled revenue	(176,024)	(337,836)
(Increase) in other current assets	4,231	6,977
Decrease in other assets	--	--
Increase in accounts payable and accrued charges	742,380	2,245,546
(Decrease) increase in unearned revenue and contract advances	(198,593)	71,567
Increase in income taxes payable	16,944	11,619

Cash (applied to) operating activities	(31,392)	(588,151)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(6,199)	(104,773)
Cash (applied to) investing activities	(6,199)	(104,773)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of shares	--	29,815
(Repayment) of obligations under capital leases	(2,479)	(1,920)
Cash (applied to) provided by financing activities	(2,479)	27,895
Effect of exchange rate changes on cash	86,188	5,197

Cash provided (applied) during the period	46,118	(659,832)
Cash and cash equivalents – beginning of period	2,452,710	5,506,643
Cash and cash equivalents – end of period	2,498,828	4,846,811

Supplemental cash flow information:
Interest paid	233	(211)
Interest received	19,312	41,254
Income taxes paid	(16,367)	15,779

See accompanying notes

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	(unaudited)	Form 10-QSB

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1: GENERAL

TurboSonic Technologies, Inc., directly and through subsidiaries, designs and markets integrated air pollution control and industrial gas cooling/conditioning systems including liquid atomization technology and dust suppression systems to ameliorate or abate industrial environmental problems.

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the full year ending June 30, 2008. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-KSB for the year ended June 30, 2007.

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

As part of the normal sale of OEM systems, we have provided our customers with product warranties. The warranties generally extend for twelve months from the date of start-up or eighteen months after shipment to the customer. The following summarizes the accrual of product warranties that is recorded as part of other accrued charges in the accompanying consolidated condensed balance sheets:

	For the Three	For the Three
	Months Ended	Months Ended
	September 30, 2007	September 30, 2006
	$	$

Opening balance	94,143	89,858
Payments made during the period	--	(3,937)
Warranty provision made during the period	6,671	3,817
Closing balance	100,814	89,738

NOTE 4: COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

	September 30, 2007	June 30, 2007
	$	$

Costs incurred on uncompleted contracts	34,448,018	31,909,286
Estimated earnings	5,814,793	6,502,626
	40,262,811	38,411,912
Less: Billings to date	(39,189,116)	(37,732,670)
	1,073,695	679,242

Included in accompanying consolidated condensed balance sheets under the following captions:

Deferred contract costs and unbilled revenues	1,590,434	1,367,777
Unearned revenue and contract advances	(516,739)	(688,535)
	1,073,695	679,242

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	(unaudited)	Form 10-QSB

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

NOTE 6: GOODWILL

We had adopted SFAS No. 142 effective July 1, 2001, under which goodwill is no longer amortized but is subject to an annual impairment review or more frequently if deemed appropriate. We completed the goodwill impairment test as at April 1, 2007 for the Aftermarket business segment, as required by SFAS No. 142. We have concluded that there has not been an impairment of goodwill associated with the Aftermarket segment for the year ended June 30, 2007. The next impairment test will be conducted as at April 1, 2008.

NOTE 7: SHARE CAPITAL

During the first, second and fourth quarters of fiscal 2007, options to purchase 96,875, 345,001 and 25,000 shares of our common stock, respectively, were exercised. No options to purchase shares of our common stock were exercised in the third quarter of fiscal 2007 or the first quarter of fiscal 2008.

At the January 5, 2007 board meeting, options to purchase 140,000 shares of our common stock were awarded to the current directors from the 2003 Stock Plan and options to purchase 175,000 shares of our common stock were awarded to current employees (including executive officers) from the 2003 Stock Plan. Stock options to purchase 20,000 shares of our common stock were awarded to a new director from the 2003 Stock Plan at the February 8, 2007 board meeting. The options awarded to directors have exercise prices of $1.10 per share and $1.35 per share respectively [Black-Scholes fair value $0.62 and $0.76], which were the market values at the close of business on January 5, 2007 and February 8, 2007, vest immediately and are exercisable for five years from the date of grant. The options awarded to employees have an exercise price of $1.10 per share [Black-Scholes fair value $0.70], which was the market value at the close of business on January 5, 2007, vest after three years and have an expiry date of five years from the date of grant. With this grant, there remain options to purchase 37,500 shares of our common stock in the 2003 Stock Plan and options to purchase 3,875 shares of our common stock in the 2000 Stock Plan available for future issuance. The stock-based compensation expense for the options granted to directors has been recognized in the third quarter of fiscal 2007 [$102,000]. The stock-based compensation expense for the options granted to employees is being recognized over the vesting period [$9,196 in the current quarter and $9,624 in subsequent quarters over the next three years].

NOTE 8: EARNINGS PER SHARE

Basic earnings per share is calculated based on the weighted average shares of common stock outstanding during the period. Diluted earnings per share is calculated based on the weighted average shares of common stock outstanding, plus the dilutive effect of stock options and warrants outstanding, calculated using the treasury stock method. Diluted loss per share is not calculated when the effect of calculation is anti-dilutive.

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

	For the Three	For the Three
	Months Ended	Months Ended
	September 30, 2007	September 30, 2006
	$	$

Income (loss) before provision for income taxes:

- OEM systems	(408,178)	(208,595)
- Aftermarket	25,806	20,424
Total	(382,372)	(188,171)

NOTE 10: CONTINGENT LIABILITY

On October 6, 2005 a statement of claim was filed against our company in the Ontario Superior Court of Justice (Canada) by Abuma Manufacturing Limited, one of our vendors, in which they claimed additional charges for work performed and refute our claim for back charges on a specific project. The claim is for CAD 95,647 in respect of unpaid accounts, CAD 50,000 for aggravated, punitive and/or exemplary damages, interest on the past due accounts and costs of the action. It is our position that the claims are without merit and we have filed a statement of defense and counter-claim. Each company has filed an affidavit of documents and discovery of TurboSonic has been conducted.

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	(unaudited)	Form 10-QSB

NOTE 11: SUBSEQUENT EVENTS

On October 16, 2007, a disposition of common stock from the Spink family trust holding company occurred to members of the family trust, with Edward F. Spink, Donald R. Spink, Sr. and his spouse purchasing 573,920, 50,640 and 50,640 shares respectively, at a share price of $1.10.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-looking statements in this Report, including without limitation, statements relating to our plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that such forward-looking statements involve risks and uncertainties, such as our dependence on environmental regulation and the concentration of our revenues among a small group of customers, which could cause actual results to differ materially from those expressed therein. In evaluating these statements, you should specifically consider the risks discussed in our Annual Report on Form 10-KSB for the year ended June 30, 2007 and other reports or documents that we have filed from time to time with the SEC.

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

During the latter part of fiscal 2007 and the first quarter of fiscal 2008, significant bookings in the OEM systems business segment have been delayed by customers for a number of reasons, including marketplace confusion caused by recent court decisions and challenges regarding implementation of new National Emission Standards for Hazardous Air Pollutants ('NESHAP') for Plywood and Composite Wood and Boiler MACT ('maximum achievable control technology') regulations in the US. Current market information indicates a number of these projects will go ahead in calendar 2008 as clarifications are made with regard to the use of the 'low risk' provision for MACT compliance. Courts vacated the Boiler MACT rule that now needs to be rewritten by the EPA and re-submitted for publication in the Federal Register for comment. Booking activity is expected first with regard to those projects subject to the Composite Wood MACT rules and later for those projects under the Boiler MACT rules. A number of projects booked in the past fiscal year from the ethanol, wood, minerals processing and petrochemical industries have continued into the first quarter of fiscal 2008, with start-up currently commencing for a number of these projects.

Three Months ended September 30, 2007 Compared with Three Months ended September 30, 2006

OEM systems revenue increased by $7,156 (0.3%) to $2,228,595 for the three-month period ended September 30, 2007 from $2,221,439 for the same period in fiscal 2007. The increase is the result of a slight increased revenue for WESP systems in the current quarter.

Aftermarket revenue increased by $116,690 (12.7%) to $1,032,981 for the three month period ended September 30, 2007 from $916,291 for the same period one year earlier. The increased revenue is the result of increased shipments of nozzle components, for a new application of current technology, in the current quarter.

OEM systems costs increased by $98,091 (5.1%) to $2,005,487 for the three months ended September 30, 2007 from $1,907,396 for the same period in fiscal 2007. The increased costs are the result of cost overruns for WESP projects largely completed in the current quarter. As a percentage of OEM systems revenue, the OEM systems cost increased to 90.0% for the three-month period ended September 30, 2007 from 85.9% for the same period in fiscal 2007 due to the same WESP project overruns..

Aftermarket costs increased by $83,491 (14.2%) to $669,993 for the three month period ended September 30, 2007 from $586,502 for the same period one year earlier, largely as the result of the increased revenue discussed above. As a percentage of Aftermarket revenue, the Aftermarket costs increased to 64.9% for the three-month period ended September 30, 2007 from 64.0% for the same period in fiscal 2007. The higher ratio of costs recorded was due to lower than historical margins being achieved on component orders processed in this quarter due to competitive bidding pressures and in particular for evaporative cooling component orders.

Selling, general and administrative expenses increased $164,474 (21.5%) to $928,558 for the three month period ended September 30, 2007 from $764,354 for the same period in fiscal 2007. The variance was the result of increased sales expenses (European office - $10,000 and salary increases - $33,000), together with increased insurance premiums - $12,000 and new personnel - $109,000 incurred in the current quarter. As a percentage of total revenue, selling, general and administrative expenses were 28.5% for the quarter ended September 30, 2007 and 24.4% for the same period one year earlier. Research and development costs were down $59,924 to $15,732 in the quarter ended September 30, 2007 from $75,656 in the same period in fiscal 2007. This sizeable decrease in research and development costs is the result of the substantial completion prior to the current quarter of a test program to develop a new product offering involving our WESP technology with a potential for sales in multiple locations.

Loss before tax increased $194,201 to $382,372 from income before taxes of $188,171 for the same period in fiscal 2007. There was a recovery of income taxes of $145,160 in the three month period ended September 30, 2007 compared to no income tax expense in the same period one year ago.

An "other comprehensive income" of $112,422 was recorded for the three months ended September 30, 2007, as compared to "other comprehensive income" of $4,660 for the same period in fiscal 2007. The change in "other comprehensive income" between the comparative quarters was the result of the fluctuation in the value of the Canadian dollar relative to the US dollar in the two fiscal periods, and the resulting changes in our balance sheet relative to Canadian dollar-denominated accounts.

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	(unaudited)	Form 10-QSB

Liquidity and Capital Resources

Net cash was applied to operating activities of $31,392 for the three-month period ended September 30, 2007 as compared to net cash applied to operating activities of $588,151 for the same period in fiscal 2007. The net cash applied for the three-month period ended September 30, 2007 is primarily the result of the net loss and increased deferred income taxes ($181,243), increased deferred contract costs and unbilled revenue ($176,024) and decreased unearned revenue and contract advances ($198,593) being partially offset by increased accounts payable ($688,449). The net cash applied in the prior three-month period was the result of the net loss and an increase in accounts receivable/retentions ($2,431,696) and deferred contract costs and unbilled revenue ($337,836) partially offset by increased accounts payable ($2,245,546).

At September 30, 2007, we had working capital of $3,145,981, as compared to working capital at June 30, 2007 of $3,455,180, a decrease of $309,199. Our current ratio (current assets divided by current liabilities) was 2.05 and 2.51 as at September 30, 2007 and June 30, 2007, respectively.

Our contracts typically provide for progress payments based upon the achievement of performance milestones or the passage of time. Our contracts often provide for our customers to retain a portion of the contract price until the achievement of performance guarantees has been demonstrated. We endeavor to have our progress billings exceed our costs and estimated earnings on uncompleted contracts; however, it is possible that, at any point in time, costs and estimated earnings can exceed progress billings on uncompleted contracts, which would negatively impact cash flow and working capital. At September 30, 2007, "Deferred contract costs and unbilled revenue" exceeded "Unearned revenue and contract advances" by $1,073,695, thereby negatively impacting cash flow. At June 30, 2007, "Deferred contract costs and unbilled revenue" exceeded "Unearned revenue and contract advances" by $679,242. The variances are the result of unfavorable terms of payment with our current contracts in progress.

Our backlog at September 30, 2007 was approximately $2.8 million, of which we believe approximately 99% will be shipped prior to the end of the current fiscal year.

At September 30, 2007, the cash and cash equivalents balance was $2,498,828, which is a increase of $46,118 compared to June 30, 2007. We have no outstanding debt. Based upon the current cash position, expected revenue for fiscal 2008, anticipated new OEM orders and an anticipated steady stream of Aftermarket orders, we believe that projected cash generated from operations will be sufficient to meet our cash needs through September 30, 2008.

Quantitative and Qualitative Information About Market Risk

We do not engage in trading market risk sensitive instruments and do not purchase hedging instruments or "other than trading" instruments that are likely to expose us to market risks, either interest rate, foreign currency exchange, commodity price or equity prices risk. We have not entered into forward or future contracts, purchased options and entered into swaps. We have no outstanding debt, which could subject us to the risk of interest rate fluctuations.

ITEM 3: CONTROLS AND PROCEDURES

Our management carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2007. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

There has not been any change in our internal control over financial reporting that occurred during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	(unaudited)	Form 10-QSB

PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

Not applicable.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

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

Dated: November 14, 2007

TURBOSONIC TECHNOLOGIES, INC.

By: /s/ Carl A. Young
Carl A. Young
Chief Financial Officer