Form 10QSB
period 2007-12-31
TURBOSONIC TECHNOLOGIES INC
filed 2008-02-14
CIK 900393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

Yes  ☒           No ☐

Indicate by check mark whether the Issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐         No  ☒

The number of shares outstanding of the Issuer’s common stock as of December 31, 2007:         15,130,054

Transitional Small Business Disclosure Format (check one): Yes ☐         No  ☒

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	(unaudited)	Form 10-QSB

INDEX

PART I: FINANCIAL INFORMATION	PAGE

ITEM 1: Financial Statements

Consolidated Condensed Statement of Income and Comprehensive Income (Unaudited) for the Three-Month and Six-Month Periods Ended December 31, 2007 and December 31, 2006	3

Consolidated Condensed Balance Sheet (Unaudited) at December 31, 2007 and June 30, 2007	4

Consolidated Condensed Statement of Cash Flows (Unaudited) for the Six-Month Periods Ended December 31, 2007 and December 31, 2006	5

Notes to Consolidated Condensed Financial Statements (Unaudited)	6-8

ITEM 2: Management’s Discussion and Analysis or Plan of Operation	8-9

ITEM 3: Controls and Procedures	10

PART II: OTHER INFORMATION

ITEM 1: Legal Proceedings	10

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds	10

ITEM 3: Defaults Upon Senior Securities	10

ITEM 4: Submission of Matters to a Vote of Security Holders	10

ITEM 5: Other Information	11

ITEM 6: Exhibits	11

Signature	11

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	(unaudited)	Form 10-QSB

PART I: FINANCIAL INFORMATION

ITEM 1

CONSOLIDATED CONDENSED STATEMENT OF INCOME (LOSS)
AND COMPREHENSIVE INCOME (LOSS)
United States dollars (unaudited)

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	December 31,	December 31,	December 31,	December 31,
	2007	2006	2007	2006
	$	$	$	$
CONTRACT REVENUE AND SALES
OEM systems revenue	2,167,998	8,656,545	4,396,119	10,873,969
Aftermarket revenue	927,779	933,221	1,961,234	1,853,527
	3,095,777	9,589,766	6,357,353	12,727,496

CONTRACT COSTS AND COST OF SALES
OEM systems contract costs and costs of sales	1,725,382	7,227,337	3,730,869	9,134,733
Aftermarket contract costs and costs of sales	526,902	623,361	1,196,895	1,209,863
	2,252,284	7,850,698	4,927,764	10,344,596
Gross profit	843,493	1,739,068	1,429,589	2,382,900

EXPENSES
Selling, general and administrative	1,147,435	810,816	2,075,993	1,575,170
Research and development	48,140	82,123	63,872	157,779
Depreciation and amortization	47,939	53,392	91,662	87,089
	1,243,514	946,331	2,231,527	1,820,038

(Loss) income from operations	(400,021)	792,737	(801,938)	562,862
Interest income	11,390	46,812	30,935	88,516
(Loss) income before provision for income taxes	(388,631)	839,549	(771,003)	651,378
(Recovery of) provision for income taxes	(110,702)	39,265	(255,862)	39,265
Net (loss) income	(277,929)	800,284	(515,141)	612,113

Other comprehensive income (loss):
Foreign currency translation adjustment	16,354	(90,171)	128,776	(85,511)
Comprehensive (loss) income	(261,575)	710,113	(386,365)	526,602

Weighted average number of shares	15,130,054	14,635,247	15,130,054	14,605,208
Diluted weighted average number of shares [note 8]	--	14,973,479	--	14,824,945
Basic (loss) income per share	(0.02)	0.05	(0.03)	0.04
Diluted earnings per share [Note 8]	--	0.05	--	0.04

See accompanying notes

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	(unaudited)	Form 10-QSB

CONSOLIDATED CONDENSED BALANCE SHEET
United States dollars (unaudited)

		December 31, 2007	June 30, 2007
		$	$
ASSETS
Current assets:
Cash and cash equivalents		1,529,987	2,452,710
Accounts receivable, net of allowance for doubtful accounts of $0 and $27,212		3,430,232	1,605,489
Retentions receivable		630,913	67,120
Deferred contract costs and unbilled revenue [note 4]		1,826,775	1,367,777
Inventories		122,562	127,135
Other current assets		79,989	118,926
Total current assets		7,620,458	5,739,157

Property and equipment, less accumulated depreciation and amortization		427,825	479,120
Goodwill [note 6]		398,897	398,897
Deferred income taxes		810,214	461,729
Other assets		14,131	13,897
		1,651,067	1,353,643
Total assets		9,271,525	7,092,800

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable		1,820,663	1,105,013
Accrued charges [note 3]		567,665	459,565
Unearned revenue and contract advances [note 4]		2,283,828	688,535
Income taxes payable		64,704	21,123
Long-term debt, current portion		10,469	9,741
Total current liabilities		4,747,329	2,283,977

Long-term debt		16,334	20,045
		4,763,663	2,304,022

Stockholders’ equity
Authorized share capital
30,000,000	common shares, par value $0.10 per share
1,500	preferred shares, no par value
Issued share capital
14,289,950	common shares [12,601,950 at June 30, 2007]	2,549,446	2,549,446
840,104	common shares reserved for the conversion of the subsidiary’s
	Class B exchangeable shares
Additional paid – in capital [notes 5 and 7]		3,498,750	3,396,301
		6,048,196	5,945,747
Accumulated other comprehensive income		618,754	489,978
Accumulated deficit		(2,159,088)	(1,646,947)
Total stockholders’ equity		4,507,862	4,788,778
Total liabilities and stockholders’ equity		9,271,525	7,092,800

See accompanying notes

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	(unaudited)	Form 10-QSB

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
United States dollars (unaudited)

	For the Six	For the Six
	Months Ended	Months Ended
	December 31, 2007	December 31, 2006
	$	$
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	(515,141)	612,113
Add charges to operations not requiring a current cash payment:
Stock-based compensation	102,448	--
Depreciation and amortization	91,662	87,089
Deferred income tax	(335,123)	--
Changes in non-cash assets and liabilities related to operations:
(Increase) in contracts and accounts receivable:	(1,722,837)	(1,582,259)
(Increase) in retentions receivable	(550,986)	(113,526)
Decrease (increase) decrease in inventories	14,260	(5,300)
(Increase) in deferred contract costs and unbilled revenue	(408,094)	(264,806)
Decrease in other current assets	45,375	38,919
Increase in accounts payable and accrued charges	705,721	1,314,664
Increase (decrease) in unearned revenue and contract advances	1,553,290	(1,634,870)
Increase in income taxes payable	43,982	30,702

Cash (applied to) operating activities	(975,443)	(1,517,274)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(6,385)	(174,621)
Cash (applied to) investing activities	(6,385)	(174,621)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of shares	--	234,375
(Repayment) of obligations under capital leases	(5,118)	(3,939)
Cash (applied to) provided by financing activities	(5,118)	230,436

Effect of exchange rate changes on cash	64,223	(106,235)

Cash provided (applied) during the period	(922,723)	(1,567,694)
Cash and cash equivalents – beginning of period	2,452,710	5,506,643
Cash and cash equivalents – end of period	1,529,987	3,938,949

Supplemental cash flow information:
Interest paid	--	(442)
Interest received	30,935	88,297
Income taxes paid	(24,887)	(20,418)

See accompanying notes

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	(unaudited)	Form 10-QSB

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1: GENERAL

TurboSonic Technologies, Inc., directly and through subsidiaries, designs and markets integrated air pollution control and industrial gas cooling/conditioning systems including liquid atomization technology and dust suppression systems to ameliorate or abate industrial environmental problems.

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended December 31, 2007 are not necessarily indicative of the results that may be expected for the full year ending June 30, 2008. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-KSB for the year ended June 30, 2007.

NOTE 2: STOCK-BASED COMPENSATION

We adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment”, which replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25) in the third quarter of fiscal 2006. We are using the modified prospective method, under which the Statement applies to new awards and to awards modified, repurchased or cancelled after the effective date. Additionally, compensation cost for the unvested portion of awards as of the effective date is required to be recognized as the awards vest after the effective date.

NOTE 3: WARRANTY

In accordance with FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others”, we are required to make the following disclosure regarding product warranties.

As part of the normal sale of OEM systems, we have provided our customers with product warranties. The warranties generally extend for twelve months from the date of start-up or eighteen months after shipment to the customer. The following summarizes the accrual of product warranties that is recorded as part of other accrued charges in the accompanying consolidated condensed balance sheets:

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	December 31, 2007	December 31, 2006	December 31, 2007	December 31, 2006
	$	$

Opening balance	100,814	89,738	94,143	89,858
Payments made during the period	--	(4,803)	--	(8,740)
Warranty provision made during the period	(1,387)	1,670	5,284	5,487
Closing balance	99,427	86,605	99,427	86,605

NOTE 4: COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

	December 31, 2007	June 30, 2007
	$	$

Costs incurred on uncompleted contracts	36,555,159	31,909,286
Estimated earnings	6,492,780	6,502,626
	43,047,939	38,411,912
Less: Billings to date	(43,504,992)	(37,732,670)
	(457,053)	679,242

Included in accompanying consolidated condensed balance sheets under the following captions:
Deferred contract costs and unbilled revenues	1,826,775	1,367,777
Unearned revenue and contract advances	(2,283,828)	(688,535)
	(457,053)	679,242

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	(unaudited)	Form 10-QSB

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

NOTE 7: SHARE CAPITAL

During the first, second and fourth quarters of fiscal 2007, options to purchase 96,875, 345,001 and 25,000 shares of our common stock, respectively, were exercised. No options to purchase shares of our common stock were exercised in the first two quarters of fiscal 2008.

At the January 5, 2007 board meeting, options to purchase 140,000 shares of our common stock were awarded to the current directors from the 2003 Stock Plan and options to purchase 175,000 shares of our common stock were awarded to current employees (including executive officers) from the 2003 Stock Plan. Stock options to purchase 20,000 shares of our common stock were awarded to a new director from the 2003 Stock Plan at the February 8, 2007 board meeting. The options awarded to directors have exercise prices of $1.10 per share and $1.35 per share respectively [Black-Scholes fair value $0.62 and $0.76], which were the market values at the close of business on January 5, 2007 and February 8, 2007, vest immediately and are exercisable for five years from the date of grant. The options awarded to employees have an exercise price of $1.10 per share [Black-Scholes fair value $0.70], which was the market value at the close of business on January 5, 2007, vest after three years and have an expiry date of five years from the date of grant. With this grant, there remain options to purchase 37,500 shares of our common stock in the 2003 Stock Plan and options to purchase 3,875 shares of our common stock in the 2000 Stock Plan available for future issuance. The stock-based compensation expense for the options granted to directors has been recognized in the third quarter of fiscal 2007 [$102,000]. The stock-based compensation expense for the options granted to employees is being recognized over the vesting period [$9,624 in the second quarter and in subsequent quarters to January 2010].

At the December 11, 2007 annual meeting, the 2008 Stock Plan was approved by a vote of shareholders. This new plan, which will expire in 2017, allows for 800,000 shares of common stock to be available for issuance pursuant to option grants under this Plan. As a provision of the 2008 Stock Plan, 20,000 options to purchase shares of common stock were granted to each of the eight directors of our company who were elected to serve at the December 11th annual meeting. The options awarded to directors have an exercise price of $0.84 per share [Black-Scholes fair value $0.52], which was the market value at the close of business on December 11, 2007, vest immediately and are exercisable for eight years from the date of grant.

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

NOTE 9: SEGMENT INFORMATION

We commenced reporting to shareholders in 2003 on the two business segments into which management now classifies the business – OEM systems and Aftermarket. The comparative segment information has been reclassified to be consistent with this presentation.

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	December 31, 2007	December 31, 2006	December 31, 2007	December 31, 2006
	$	$	$	$

(Loss) income before provision for income taxes:
- OEM systems	(372,816)	836,266	(781,307)	592,873
- Aftermarket	(15,815)	3,283	10,304	58,505
Total	(388,631)	839,549	(771,003)	651,378

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

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-looking statements in this Report, including without limitation, statements relating to our plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that such forward-looking statements involve risks and uncertainties, such as our dependence on environmental regulation and the concentration of our revenues among a small group of customers, which could cause actual results to differ materially from those expressed therein. In evaluating these statements, you should specifically consider the risks discussed in our Annual Report on Form 10-KSB for the year ended June 30, 2007 and other reports or documents that we have filed from time to time with the SEC. We have focused sales and marketing and research and development activities on markets considered by us most likely to require our products, based on government regulations and related compliance timeframes. Our investment in research and development has resulted in designs that are the subject of patents recently awarded to TurboSonic. Several recent contracts feature these designs, which are now routinely incorporated in our offerings and further differentiate us from our competitors.

During the latter part of fiscal 2007 and the first quarter of fiscal 2008, significant bookings in the OEM systems business segment have been delayed by customers primarily as a consequence of regulatory confusion attributable to recent court decisions and challenges regarding implementation of new National Emission Standards for Hazardous Air Pollutants (‘NESHAP’) for Plywood and Composite Wood and Boiler MACT (‘maximum achievable control technology’) in the US. Courts vacated the Boiler MACT rule that now needs to be rewritten by the EPA and resubmitted for publication in the Federal Register for comment. Booking activity is expected first with regard to those projects subject to the Composite Wood MACT rules and later for those projects under the Boiler MACT rules. A number of projects booked in the past fiscal year from the ethanol, wood, minerals processing and petrochemical industries have continued into the first two quarters of fiscal 2008, with startup currently commencing for a number of these projects.

In late December, we announced the award of a $3.25 million order for a SonicKleen WESP from one of our wood products customers, which we expect will have a significant impact on our fiscal 2008 revenues. We anticipate additional orders to follow in the coming quarters. In order to speed our recovery to profitability, we had instituted a 10% reduction in our workforce at the end of January, together with other cost-cutting measures.

Three Months ended December 31, 2007 Compared with Three Months ended December 31, 2006

OEM systems revenue decreased by $6,488,547 (75.0%) to $2,167,998 for the three-month period ended December 31, 2007 from $8,656,545 for the same period in fiscal 2007. The decrease is the result of decreased bookings of OEM systems as discussed above.

Aftermarket revenue decreased by $5,442 (0.6%) to $927,779 for the three month period ended December 31, 2007 from $933,221 for the same period one year earlier. The decreased revenue is the result of a slight decrease in shipments of spare parts in the second quarter.

OEM systems costs decreased by $5,501,955 (76.1%) to $1,725,382 for the three months ended December 31, 2007 from $7,227,337 for the same period in fiscal 2007. The decreased costs are the result of decreased revenue volume as the result of the bookings shortfall of OEM systems as discussed above. As a percentage of OEM systems revenue, the OEM systems cost decreased to 79.6% for the three-month period ended December 31, 2007 from 83.5% for the same period in fiscal 2007 due to favorable fabrication variances experienced in the execution of gas absorption systems in the second quarter of fiscal 2008.

Aftermarket costs decreased by $96,459 (15.5%) to $526,902 for the three month period ended December 31, 2007 from $623,361 for the same period one year earlier, largely as the result of more favorable gross margins achieved across most of the spare parts product lines. As a percentage of Aftermarket revenue, the Aftermarket costs decreased to 56.8% for the three-month period ended December 31, 2007 from 66.8% for the same period in fiscal 2007. The lower ratio of costs recorded was due to more favorable product pricing achieved across most product lines for spare parts processed in the second quarter of fiscal 2008.

Selling, general and administrative expenses increased $336,619 (41.5%) to $1,147,435 for the three month period ended December 31, 2007 from $810,816 for the same period in fiscal 2007. The variance was the result of increased sales expenses (establishing European office - $56,000 and salary increases - $35,000), together with increased insurance premiums - $12,000, new personnel - $60,000, stock-based compensation expense ($93,000) and the adverse exchange rate fluctuations on Canadian dollar-denominated expenses ($65,000) incurred in the second quarter. The increased personnel expenses are the result of our decision to expand our spare parts capability, our presence in western North American markets and our sales and marketing capability. As a percentage of total revenue, selling, general and administrative expenses were 37.1% for the quarter ended December 31, 2007 and 8.5% for the same period one year earlier. Research and development costs were down $33,983 to $48,140 in the quarter ended December 31, 2007 from $82,123 in the same period in fiscal 2007. This sizeable decrease in research and development costs is due to the substantial completion of the development of our WESP technology.

Loss before tax for the quarter was $388,631 compared to income before taxes of $839,549 for the same period in fiscal 2007. There was a recovery of income taxes of $110,702 in the three month period ended December 31, 2007 compared to income tax expense of $39,265 in the same period one year ago.

An “other comprehensive income” of $16,354 was recorded for the three months ended December 31, 2007, as compared to “other comprehensive loss” of $90,171 for the same period in fiscal 2007. The change in “other comprehensive income” between the comparative quarters was the result of the fluctuation in the value of the Canadian dollar relative to the US dollar in the fiscal period, and the resulting changes in our balance sheet relative to Canadian dollar-denominated accounts.

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	(unaudited)	Form 10-QSB

Six Months ended December 31, 2007 Compared with Six Months ended December 31, 2006

OEM systems revenue decreased by $6,477,850 (59.6%) to $4,396,119 for the six-month period ended December 31, 2007 from $10,873,969 for the same period in fiscal 2007. The decrease is the result of a decreased level of OEM system bookings, as discussed above.

Aftermarket revenue increased by $107,707 (5.8%) to $1,961,234 for the six month period ended December 31, 2007 from $1,853,527 for the same period one year earlier. The increased revenue is the result of increased shipments of spare parts in the first six months of fiscal 2008 as the direct result of our greater focus on aftermarket orders in the current fiscal year.

OEM systems costs decreased by $5,403,864 (59.2%) to $3,730,869 for the six months ended December 31, 2007 from $9,134,733 for the same period in fiscal 2007. The decreased costs are the result of decreased revenue volume as the result of the bookings shortfall of OEM systems as discussed above. As a percentage of OEM systems revenue, the OEM systems cost increased to 84.9% for the six-month period ended December 31, 2007 from 84.0% for the same period in fiscal 2007 due to WESP project overruns experienced in the last six months.

Aftermarket costs decreased by $12,968 (1.1%) to $1,196,895 for the six month period ended December 31, 2007 from $1,209,863 for the same period one year earlier, largely as the result of more favorable gross margins achieved across most of the spare parts product lines. As a percentage of Aftermarket revenue, the Aftermarket costs decreased to 61.0% for the six-month period ended December 31, 2007 from 65.3% for the same period in fiscal 2007. The lower ratio of costs recorded was due to more favorable product pricing achieved across most product lines of spare parts orders processed in the first six months.

Selling, general and administrative expenses increased $500,823 (31.8%) to $2,075,993 for the six month period ended December 31, 2007 from $1,575,170 for the same period in fiscal 2007. The variance was the result of increased sales expenses (establishing European office - $66,000 and salary increases - $68,000), together with increased insurance premiums - $24,000 and new personnel - $115,000, stock-based compensation expense ($102,000) and the adverse exchange rate fluctuations on Canadian dollar-denominated expenses ($125,000) incurred in the first half of the current fiscal year. The increased personnel expenses are the result of our decision to expand our spare parts capability, our presence in western North American market and our sales and marketing capability. As a percentage of total revenue, selling, general and administrative expenses were 32.7% for the quarter ended December 31, 2007 and 12.4% for the same period one year earlier. Research and development costs were down $93,907 to $63,872 in the quarter ended December 31, 2007 from $157,779 in the same period in fiscal 2007. This sizeable decrease in research and development costs is due to the substantial completion of the development of our WESP technology.

Loss before tax was $771,003 compared to income before taxes of $651,378 for the same period in fiscal 2007. There was a recovery of income taxes of $255,862 in the six month period ended December 31, 2007 compared to income tax expense of $39,265 in the same period one year ago.

An “other comprehensive income” of $128,776 was recorded for the six months ended December 31, 2007, as compared to “other comprehensive loss” of $85,511 for the same period in fiscal 2007. The change in “other comprehensive income” between the comparative quarters was the result of the fluctuation in the value of the Canadian dollar relative to the US dollar in the two fiscal periods, and the resulting changes in our balance sheet relative to Canadian dollar-denominated accounts.

Liquidity and Capital Resources

Net cash applied to operating activities was $975,443 for the six-month period ended December 31, 2007 as compared to net cash applied to operating activities of $1,517,274 for the same period in fiscal 2007. The improvement in net cash applied to operating activities in fiscal 2008 is primarily the result of more favorable progress terms of payment on certain contracts than in fiscal 2007.

At December 31, 2007, we had working capital of $2,873,129, as compared to working capital at June 30, 2007 of $3,455,180, a decrease of $582,051. Our current ratio (current assets divided by current liabilities) was 1.61 and 2.51 at December 31, 2007 and June 30, 2007, respectively.

Our contracts typically provide for progress payments based upon the achievement of performance milestones or the passage of time. Our contracts often provide for our customers to retain a portion of the contract price until the achievement of performance guarantees has been demonstrated. We endeavor to have our progress billings exceed our costs and estimated earnings on uncompleted contracts; however, it is possible that, at any point in time, costs and estimated earnings can exceed progress billings on uncompleted contracts, which would negatively impact cash flow and working capital. At December 31, 2007, “Unearned revenue and contract advances” exceeded “Deferred contract costs and unbilled revenue” by $457,053, thereby positively impacting cash flow. At June 30, 2007, “Deferred contract costs and unbilled revenue” exceeded “Unearned revenue and contract advances” by $679,242. The variance at December 31, 2007 is the result of favorable terms of payment with our current contracts in progress.

Our backlog at December 31, 2007 was approximately $4.8 million, of which we believe approximately 86% will be shipped prior to the end of the current fiscal year.

At December 31, 2007, the cash and cash equivalents balance was $1,529,987, which is a decrease of $922,723 compared to June 30, 2007. We have no outstanding debt. Based upon the current cash position, expected revenue for fiscal 2008, anticipated new OEM orders and an anticipated steady stream of Aftermarket orders, we believe that projected cash generated from operations will be sufficient to meet our cash needs through December 31, 2008.

Quantitative and Qualitative Information About Market Risk

We do not engage in trading market risk sensitive instruments and do not purchase hedging instruments or “other than trading” instruments that are likely to expose us to market risks, either interest rate, foreign currency exchange, commodity price or equity prices risk. We have not entered into forward or future contracts, purchased options and entered into swaps. We have no outstanding debt, which could subject us to the risk of interest rate fluctuations.

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	(unaudited)	Form 10-QSB

ITEM 3: CONTROLS AND PROCEDURES

Our management carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2007. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

There has not been any change in our internal control over financial reporting that occurred during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

Not applicable.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders was held December 11, 2007.
The voting results of the meeting were as follows:

1)     Election of Directors:

Name	For	Against

Edward F. Spink	10,177,906	2,031,345
Egbert Q. van Everdingen	11,421,561	787,690
Richard H. Hurd	10,177,514	2,031,737
Dr. Donald R. Spink	10,152,872	2,056,379
Julien J. Hradecky	11,996,092	213,159
Glen O. Wright	11,996,174	213,077
Andrew T. Meikle	11,985,837	223,414
Ken Kivenko	11,996,174	213,077

2)     Approval of the TurboSonic Technologies, Inc. 2008 Stock Plan:

For	Against	Abstention

8,112,438	1,313,759	7,938

3)     Ratification of the Appointment of Mintz & Partners LLP (which recently merged with Deloitte & Touche LLP) as Independent Auditors:

For	Against	Abstention

11,612,468	587,193	84,957

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	(unaudited)	Form 10-QSB

ITEM 5: OTHER INFORMATION

Not applicable

ITEM 6: EXHIBITS

Exhibit 31.1 Rule 13a-14(a)/15d-14(a) Certifications
Exhibit 32.1 Section 1350 Certifications

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 14, 2008

TURBOSONIC TECHNOLOGIES, INC.

By: /s/ Carl A. Young
Carl A. Young
Chief Financial Officer