Form 10QSB
period 2008-03-31
TURBOSONIC TECHNOLOGIES INC
filed 2008-05-15
CIK 900393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Yes ☒                         No ☐

The number of shares outstanding of the Issuer's common stock as of March 31, 2008: 15,130,054

Transitional Small Business Disclosure Format (check one):

Yes  ☐                        No  ☒

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	(unaudited)	Form 10-QSB

INDEX

PART I: FINANCIAL INFORMATION	PAGE

ITEM 1: Financial Statements

Consolidated Condensed Statements of Income and Comprehensive Income (Unaudited) for the Three-Month and Nine-Month Periods Ended March 31, 2008 and March 31, 2007	3

Consolidated Condensed Balance Sheets (Unaudited) at March 31, 2008 and June 30, 2007	4

Consolidated Condensed Statements of Cash Flows (Unaudited) for the Nine-Month Periods Ended March 31, 2008 and March 31, 2007	5

Notes to Consolidated Condensed Financial Statements (Unaudited)	6-8

ITEM 2: Management’s Discussion and Analysis or Plan of Operation	8-10

ITEM 3: Controls and Procedures	10

PART II: OTHER INFORMATION

ITEM 1: Legal Proceedings	11

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds	11

ITEM 3: Defaults Upon Senior Securities	11

ITEM 4: Submission of Matters to a Vote of Security Holders	11

ITEM 5: Other Information	11

ITEM 6: Exhibits	11

Signature	11

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	(unaudited)	Form 10-QSB

PART I: FINANCIAL INFORMATION

ITEM 1

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (LOSS)
AND COMPREHENSIVE INCOME (LOSS)
United States dollars

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	March 31, 2008	March 31, 2007	March 31, 2008	March 31, 2007
	$	$	$	$
CONTRACT REVENUE AND SALES
OEM systems revenue	1,192,897	5,014,473	5,591,172	15,887,982
Aftermarket revenue	1,031,720	975,406	2,990,798	2,829,393
	2,224,617	5,989,879	8,581,970	18,717,375

CONTRACT COSTS AND COST OF SALES
OEM systems contract costs and costs of sales	1,028,827	4,067,720	4,759,696	13,202,453
Aftermarket contract costs and costs of sales	568,337	630,357	1,765,232	1,840,220
	1,597,164	4,698,077	6,524,928	15,042,673
Gross profit	627,453	1,291,802	2,057,042	3,674,702

EXPENSES
Selling, general and administrative	1,125,198	973,327	3,201,191	2,548,497
Research and development	15,031	100,875	78,903	258,654
Depreciation and amortization	49,523	46,710	141,185	133,799
	1,189,752	1,120,912	3,421,279	2,940,950

(Loss) income from operations	(562,299)	170,890	(1,364,237)	733,752
Interest income	8,404	24,086	39,339	112,602
(Loss) income before (recovery of) provision for income taxes	(553,895)	194,976	(1,324,898)	846,354
(Recovery of) provision for income taxes	(199,219)	--	(455,081)	39,265
Net (loss) income	(354,676)	194,976	(869,817)	807,089

Other comprehensive income (loss):
Foreign currency translation adjustment	(32,397)	17,702	96,379	(67,809)
Comprehensive (loss) income	(387,073)	212,678	(773,438)	739,280

Weighted average number of shares	15,130,054	14,906,358	15,130,054	14,847,593
Diluted weighted average number of shares [note 7]	15,137,342	15,097,263	15,203,032	14,996,431
Basic (loss) earnings per share [note 7]	(0.02)	0.01	(0.06)	0.05
Diluted earnings per share [Note 7]	(0.02)	0.01	(0.06)	0.05

See accompanying notes

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	(unaudited)	Form 10-QSB

CONSOLIDATED CONDENSED BALANCE SHEETS
United States dollars

		March 31, 2008	June 30, 2007
		$	$
ASSETS
Current assets:
Cash and cash equivalents		2,933,790	2,452,710
Accounts receivable, net of allowance for doubtful accounts of $1,566 and $27,212		1,350,305	1,605,489
Retentions receivable		255,984	67,120
Deferred contract costs and unbilled revenue [note 3]		1,229,645	1,367,777
Inventories		127,225	127,135
Other current assets		57,430	118,926
Total current assets		5,954,379	5,739,157

Property and equipment, less accumulated depreciation and amortization		367,742	479,120
Goodwill		398,897	398,897
Deferred income taxes		980,038	461,729
Other assets		14,016	13,897
		1,760,693	1,353,643
Total assets		7,715,072	7,092,800

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable		479,351	1,105,013
Accrued charges [note 2]		700,691	459,565
Unearned revenue and contract advances [note 3]		2,325,743	688,535
Income taxes payable		58,524	21,123
Long-term debt, current portion		10,110	9,741
Total current liabilities		3,574,419	2,283,977

Long-term debt		13,240	20,045
		3,587,659	2,304,022

Stockholders’ equity
Authorized share capital
30,000,000	common shares, par value $0.10 per share
1,500	preferred shares, no par value
Issued share capital [note 6]
14,289,950	common shares [12,601,950 at June 30, 2007]	2,549,446	2,549,446
840,104	common shares reserved for the conversion of the subsidiary’s Class B exchangeable shares
Additional paid – in capital [notes 4 and 6]		3,508,374	3,396,301
		6,057,820	5,945,747
Accumulated other comprehensive income		586,357	489,978
Accumulated deficit		(2,516,764)	(1,646,947)
Total stockholders’ equity		4,127,413	4,788,778
Total liabilities and stockholders’ equity		7,715,072	7,092,800

See accompanying notes

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	(unaudited)	Form 10-QSB

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
United States dollars

	For the Nine	For the Nine
	Months Ended	Months Ended
	March 31, 2008	March 31, 2007
	$	$
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	(869,817)	807,089
Add charges to operations not requiring a current cash payment:
Stock-based compensation	112,072	111,196
Depreciation and amortization	141,185	133,799
Deferred income tax	(531,922)	--
Changes in non-cash assets and liabilities related to operations:
Decrease (increase) in contracts and accounts receivable:	321,796	(169,423)
(Increase) decrease in retentions receivable	(187,678)	37,696
Decrease (increase) decrease in inventories	5,258	(13,134)
Decrease (increase) in deferred contract costs and unbilled revenue	178,039	(164,868)
Decrease (increase) in other current assets	66,902	(59,614)
(Decrease) increase in accounts payable and accrued charges	(450,886)	493,306
Increase (decrease) in unearned revenue and contract advances	1,613,533	(2,828,358)
Increase in income taxes payable	37,771	30,377

Cash provided by (applied to) operating activities	436,253	(1,621,934)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(9,501)	(189,459)
Cash (applied to) investing activities	(9,501)	(189,459)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of shares	--	234,375
(Repayment) of obligations under capital leases	(7,706)	(4,663)
Cash (applied to) provided by financing activities	(7,706)	229,712

Effect of exchange rate changes on cash	62,034	(69,738)

Cash provided (applied) during the period	481,080	(1,651,419)
Cash and cash equivalents – beginning of period	2,452,710	5,506,643
Cash and cash equivalents – end of period	2,933,790	3,855,224

Supplemental cash flow information:
Interest paid	(25)	(593)
Interest received	39,364	112,534
Income taxes paid	(40,716)	(20,418)

See accompanying notes

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	(unaudited)	Form 10-QSB

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1: GENERAL

TurboSonic Technologies, Inc., directly and through subsidiaries (collectively "TurboSonic"), designs and markets integrated air pollution control and industrial gas cooling/conditioning systems including liquid atomization technology and dust suppression systems to ameliorate or abate industrial environmental problems.

The unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the full year ending June 30, 2008. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-KSB for the year ended June 30, 2007.

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

As part of the normal sale of OEM systems, we have provided our customers with product warranties. The warranties generally extend for twelve months from the date of start-up or eighteen months after shipment to the customer. The following summarizes the accrual of product warranties that is recorded as part of other accrued charges in the accompanying consolidated condensed balance sheets:

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	March 31, 2008	March 31, 2007	March 31, 2008	March 31, 2007
	$	$

Opening balance	99,427	86,605	94,143	89,858
Payments made during the period	--	4,462	--	(4,278)
Warranty provision made during the period	(1,750)	(4,197)	3,534	1,290
Closing balance	97,677	86,870	97,677	86,870

NOTE 3: COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

	March 31, 2008	June 30, 2007
	$	$

Costs incurred on uncompleted contracts	27,769,153	31,909,286
Estimated earnings	4,787,278	6,502,626
	32,556,431	38,411,912
Less: Billings to date	(33,652,529)	(37,732,670)
	(1,096,098)	679,242

Included in accompanying consolidated condensed balance sheets under the following captions:
Deferred contract costs and unbilled revenues	1,229,645	1,367,777
Unearned revenue and contract advances	(2,325,743)	(688,535)
	(1,096,098)	679,242

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	(unaudited)	Form 10-QSB

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4: WARRANTS

In July 2005, we issued warrants expiring in July 2008 to purchase 125,000 shares of our common stock at an exercise price of $0.584 per share to Capstone Investments as part of the investment banking agreement signed by the two parties. Based upon the Black-Scholes calculation, stock-based compensation expense was recorded in the first quarter of fiscal 2006 for $31,250. All of these warrants were exercised in the second quarter of fiscal 2007.

NOTE 5: INCOME TAXES

Turbosonic adopted the provisions of FASB Interpretation No.48 "Accounting for Uncertainty in Income Taxes and An Interpretation of FASB Statement No.109" (FIN 48) effective July 1, 2007 as required. We believe our income tax provision at June 30, 2007 reflects a full accounting of our tax filings and that no adjustments are required upon adoption of FIN 48 "Accounting for Uncertainty in Income Taxes and An Interpretation of FASB No.109". The Company is not currently under Internal Revenue Service, state, local or foreign jurisdiction tax examinations. We recognize interest and penalties, as estimated or incurred, as selling, general and administrative expense.

For the three months ended March 31, 2008, the Company recorded a recovery of taxes of $199,219 based on a pre-tax loss of $553,895 and a year-to-date recovery of $455,081 for a pre-tax loss of $1,324,898.

NOTE 6: SHARE CAPITAL

No options to purchase shares of our common stock were exercised in the first three quarters of fiscal 2008. During the first, second and fourth quarters of fiscal 2007, options to purchase 96,875, 345,001 and 25,000 shares of our common stock, respectively, were exercised.

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

At the December 11, 2007 annual meeting, the 2008 Stock Plan was approved by a vote of shareholders. This new plan, which will expire in 2017, allows for 800,000 shares of common stock to be available for issuance pursuant to option grants under this Plan. As a provision of the 2008 Stock Plan, 20,000 options to purchase shares of common stock were granted to each of the eight directors (160,000 in total) of our company who were elected to serve at the December 11th annual meeting. The options awarded to directors have an exercise price of $0.84 per share [Black-Scholes fair value $0.52], which was the market value at the close of business on December 11, 2007, vest immediately and are exercisable for eight years from the date of grant. The stock-based compensation expense for the options granted to directors has been recognized in the second quarter of fiscal 2008 [$83,200].

NOTE 7: EARNINGS PER SHARE

Basic earnings per share is calculated based on the weighted average shares of common stock outstanding during the period. Diluted earnings per share is calculated based on the weighted average shares of common stock outstanding, plus the dilutive effect of stock options and warrants outstanding, calculated using the treasury stock method.

NOTE 8: SEGMENT INFORMATION

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	March 31, 2008	March 31, 2007	March 31, 2008	March 31, 2007
	$	$	$	$

(Loss) income before (recovery of) provision for income taxes:
- OEM systems	(641,223)	170,055	(1,416,815)	761,852
- Aftermarket	87,328	24,921	91,917	84,502
Total	(553,895)	194,976	(1,324,898)	846,354

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	(unaudited)	Form 10-QSB

NOTE 9: CONTINGENT LIABILITY

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

TurboSonic is in the business of reducing or eliminating the environmental impact of air-borne emissions from industrial processes through the use of our proprietary and patented wet scrubbing and WESP ("Wet Electrostatic Precipitator") product lines, together with the use of our patented liquid atomization technology for evaporative cooling and process applications

TurboSonic has a history of technical innovations and our investment in research and development has resulted in designs that have resulted in the issuance of numerous patents over the years. This includes five patent applications currently pending. Recent contracts feature these designs, which are now routinely incorporated in our product offerings, and further differentiate us from our competitors.

We have focused operations and research and development activities on industrial and geographic markets that are subject to government regulations and market opportunities.

Our bookings have been negatively impacted by two issues within the US wood products market, which has comprised a significant component of our recent revenue over the past number of years. Firstly, as a consequence of the sub-prime mortgage crisis in the US housing market, construction has declined and the demand for and price of products such as OSB ("Oriented-Strand Board") have fallen dramatically. Further, many green-field wood products production plant projects have been delayed or cancelled.

Secondly, court challenges to the implementation of regulatory controls (National Emission Standards for Hazardous Air Pollutants ('NESHAP') for Plywood and Composite Wood and Boiler MACT (‘maximum achievable control technology’) in the US market has delayed order placement by companies intending to be compliant. Plants subject to Wood MACT rules are now operating under an October 2008 compliance deadline.

New Boiler MACT rules, also the subject of a court challenge, are expected to be re-enacted in 2009, with a three year compliance timeframe. TurboSonic is well-positioned in this market with a significant base of reference installations to support sales activities.

In order to address the impact of the reduced revenue levels and to speed our return to profitability, at the end of January 2008 we reduced our workforce by 10% and implemented other cost-cutting measures. This lowered our fixed costs without impairing our responsiveness or our ability to capitalize on the substantial groundwork we have laid and the market recovery we anticipate.

We are encouraged with the progress we have made in building our backlog, and with the release of previously delayed orders. Order placements have resumed and prospective order activity has been increasing. In late December, we announced the award of a $3.25 million order for a SonicKleen WESP from one of our wood products customers, which we expect will have a significant impact on our fiscal 2008 revenues. During the third quarter of fiscal 2008, we announced additional orders totaling $3 million and, to date in the fourth quarter, we announced $4.1 million of new orders, all of which we expect will be completed by the end of the calendar year.

Several recent orders represent "first of kind" in their industry, incorporating innovative design features for more effective emissions control and reduced maintenance and operating costs. The designs go beyond current environmental regulations, with the intent of enabling customers to reduce energy consumption and operating costs, and in some cases, their operations’ carbon footprint from CO2 emissions. It is noteworthy that a growing number of our contracts are upgrades to previous installations by our competitors. Significant savings in operating cost and reduced maintenance have been reported as a consequence of using our proprietary designs to upgrade existing emissions control systems, confirming that we have raised the performance bar.

Our European office expansion is generating increased proposal activity and the receipt of new orders. We expect that orders from this market will constitute a major contribution to our return to profitability. One of the motivating considerations for our move into the European market is to counterbalance North American economic and market cycles and to provide a platform to reach additional significant markets. It has also enhanced our progress in establishing cooperation between TurboSonic and like-minded companies with complementary products and goals.

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	(unaudited)	Form 10-QSB

Initiatives for an improved Environment are on world-wide grassroots and political agendas. We believe that the increasing demand for reduction and control of industrial air pollutants will both improve the environment and drive our growth over the long term.

In tougher economic times, the lower capital requirements of existing equipment upgrades will prevail over replacement. We are encouraged that our recent focus on aftermarket opportunities, both with upgrades and spare parts, is beginning to pay off with increased revenues.

Three Months ended March 31, 2008 Compared with Three Months ended March 31, 2007

OEM systems revenue decreased by $3,821,576 (76.2%) to $1,192,897 for the three-month period ended March 31, 2008 from $5,014,473 for the same period in fiscal 2007. This decrease is the result of reduced bookings of OEM systems as discussed above.

Aftermarket revenue increased by $56,314 (5.8%) to $1,031,720 for the three month period ended March 31, 2008 from $975,406 for the same period one year earlier. The increased revenue is the result of increased shipments of spare parts in the third quarter of fiscal 2008, attributable to our greater focus on Aftermarket orders in the current fiscal year.

OEM systems costs decreased by $3,038,893 (74.7%) to $1,028,827 for the three months ended March 31, 2008 from $4,067,720 for the same period in fiscal 2007. The decreased costs are the result of decreased revenue volume as the result of the bookings shortfall of OEM systems as discussed above. As a percentage of OEM systems revenue, the OEM systems cost increased to 86.2% for the three-month period ended March 31, 2008 from 81.1% for the same period in fiscal 2007 due to cost overruns experienced in a wet scrubber project in the third quarter of fiscal 2008.

Aftermarket costs decreased by $62,020 (9.8%) to $568,337 for the three month period ended March 31, 2008 from $630,357 for the same period one year earlier. As a percentage of Aftermarket revenue, the Aftermarket costs decreased to 55.1% for the three-month period ended March 31, 2008 from 64.6% for the same period in fiscal 2007. Higher revenues and increased margins in Aftermarket products have resulted from management’s efforts to expand our spare parts capability.

Selling, general and administrative expenses increased $151,871 (15.6%) to $1,125,198 for the three month period ended March 31, 2008 from $973,327 for the same period in fiscal 2007. The variance was the result of increased sales expenses (establishing European office - $108,000 and salary increases - $27,000), together with increased insurance premiums - $5,000, new personnel - $32,000 and the adverse exchange rate fluctuations on Canadian dollar-denominated expenses ($80,000) incurred in the third quarter, less a reduction in stock-based compensation expense of $102,000. The increased personnel expenses are the result of our decision to expand our spare parts capability, our enhanced presence in western North American markets and our sales and marketing capability. As a percentage of total revenue, selling, general and administrative expenses were 50.6% for the quarter ended March 31, 2008 and 16.2% for the same period one year earlier. Research and development costs were down $85,844 to $15,031 in the quarter ended March 31, 2008 from $100,875 in the same period in fiscal 2007. This sizeable decrease in research and development costs is due to the substantial completion of projects for development of our WESP technology.

Loss before tax for the quarter was $553,895 compared to income before taxes of $194,976 for the same period in fiscal 2007. There was a recovery of income taxes of $199,219 in the three month period ended March 31, 2008 compared to a nil income tax expense in the same period one year ago.

An "other comprehensive loss" of $32,397 was recorded for the three months ended March 31, 2008, as compared to "other comprehensive income" of $17,702 for the same period in fiscal 2007. The change in "other comprehensive income" between the comparative quarters was the result of the fluctuation in the value of the Canadian dollar relative to the US dollar in the fiscal period, and the resulting changes in our balance sheet relative to Canadian dollar-denominated accounts.

Nine Months ended March 31, 2008 Compared with Nine Months ended March 31, 2007

OEM systems revenue decreased by $10,296,810 (64.8%) to $5,591,172 for the nine-month period ended March 31, 2008 from $15,887,982 for the same period in fiscal 2007. The decrease is the result of a decreased level of OEM system bookings, as discussed above.

Aftermarket revenue increased by $161,405 (5.7%) to $2,990,798 for the nine-month period ended March 31, 2008 from $2,829,393 for the same period one year earlier. The increased revenue is the result of increased shipments of spare parts in the first nine months of fiscal 2008, as the direct result of our greater focus on Aftermarket orders in the current fiscal year.

OEM systems costs decreased by $8,442,757 (63.9%) to $4,759,696 for the nine months ended March 31, 2008 from $13,202,453 for the same period in fiscal 2007. The decreased costs are the result of decreased revenue volume as the result of the bookings shortfall of OEM systems as discussed above. As a percentage of OEM systems revenue, the OEM systems cost increased to 85.1% for the nine-month period ended March 31, 2008 from 83.1% for the same period in fiscal 2007 due to WESP (62%) and wet scrubber (38%) project overruns experienced in the last nine months.

Aftermarket costs decreased by $74,988 (4.1%) to $1,765,232 for the nine month period ended March 31, 2008 from $1,840,220 for the same period one year earlier. As a percentage of Aftermarket revenue, the Aftermarket costs decreased to 59.0% for the nine-month period ended March 31, 2008 from 65.0% for the same period in fiscal 2007. Higher revenues and increased margins in Aftermarket products have resulted from management’s efforts to expand our spare parts capability in the first nine months of fiscal 2008.

Selling, general and administrative expenses increased $652,694 (25.6%) to $3,201,191 for the nine-month period ended March 31, 2008 from $2,548,897 for the same period in fiscal 2007. The variance was the result of increased sales expenses (establishing European office - $174,000 and salary increases - $95,000), together with increased insurance premiums - $31,000, new personnel - $137,000 and the adverse exchange rate fluctuations on Canadian dollar-denominated expenses ($205,000) incurred in the first nine months of the current fiscal year. The increased personnel expenses are the result of our decision to expand our spare parts capability, our enhanced presence in western North American market and our sales and marketing capability. As a percentage of total revenue, selling, general and administrative expenses were 37.3% for the nine months ended March 31, 2008 and 13.6% for the same period one year earlier. Research and development costs were down $179,751 to $78,903 in the nine months ended March 31, 2008 from $258,654 in the same period in fiscal 2007. This sizeable decrease in research and development costs is due to the substantial completion of projects for further development of our WESP technology.

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	(unaudited)	Form 10-QSB

Loss before tax was $1,324,898 compared to income before taxes of $846,354 for the same period in fiscal 2007. There was a recovery of income taxes of $455,081 in the nine month period ended March 31, 2008 compared to income tax expense of $39,265 in the same period one year ago.

An "other comprehensive income" of $96,379 was recorded for the nine months ended March 31, 2008, as compared to "other comprehensive loss" of $67,809 for the same period in fiscal 2007. The change in "other comprehensive income" between the comparative quarters was the result of the fluctuation in the value of the Canadian dollar relative to the US dollar in the two fiscal periods, and the resulting changes in our balance sheet relative to Canadian dollar-denominated accounts.

Liquidity and Capital Resources

Net cash provided by operating activities was $436,253 for the nine-month period ended March 31, 2008 as compared to net cash applied to operating activities of $1,621,934 for the same period in fiscal 2007. The improvement in net cash provided by operating activities in fiscal 2008 is primarily the result of more favorable progress terms of payment on certain contracts than in fiscal 2007.

At March 31, 2008, we had working capital of $2,379,960, as compared to working capital at June 30, 2007 of $3,455,180. Our current ratio (current assets divided by current liabilities) was 1.67 and 2.51 at March 31, 2008 and June 30, 2007, respectively.

Our contracts typically provide for progress payments based upon the achievement of performance milestones or the passage of time. Our contracts often provide for our customers to retain a portion of the contract price until the achievement of performance guarantees has been demonstrated. We endeavor to have our progress billings exceed our costs and estimated earnings on uncompleted contracts; however, it is possible that, at any point in time, costs and estimated earnings can exceed progress billings on uncompleted contracts, which would negatively impact cash flow and working capital. At March 31, 2008, "Unearned revenue and contract advances" exceeded "Deferred contract costs and unbilled revenue" by $1,096,098, thereby positively impacting cash flow. At June 30, 2007, "Deferred contract costs and unbilled revenue" exceeded "Unearned revenue and contract advances" by $679,242. The variance at March 31, 2008 is the result of favorable terms of payment with our current contracts in progress.

Our backlog at March 31, 2008 was approximately $5.8 million, of which we believe approximately 80% will be shipped prior to the end of the current fiscal year.

At March 31, 2008, the cash and cash equivalents balance was $2,933,790, which is a increase of $481,080 compared to June 30, 2007. We have no outstanding debt. Based upon the current cash position, expected revenue for fiscal 2008, anticipated new OEM orders, an anticipated steady stream of Aftermarket orders and borrowing ability under our recently negotiated credit facility for $1.5 million, we believe that projected cash generated from operations will be sufficient to meet our cash needs through March 31, 2009.

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

ITEM 3: CONTROLS AND PROCEDURES

Our management carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2008. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

There has not been any change in our internal control over financial reporting that occurred during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: May 15, 2008

TURBOSONIC TECHNOLOGIES, INC.

By: /s/ Carl A. Young
Carl A. Young
Chief Financial Officer