Form 10-K
period 2008-06-30
TURBOSONIC TECHNOLOGIES INC
filed 2008-09-24
CIK 900393

United States Securities and Exchange Commission Washington, DC 20549

Form 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2008

Commission file number 0-21832

TurboSonic Technologies, Inc.
(Exact Name of Small Business Issuer as Specified in its Charter)

Delaware	13-1949528
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

550 Parkside Drive, Suite A-14,
Waterloo, Ontario, Canada
N2L 5V4
(Address of principal executive offices)

(519) 885-5513
(Issuer’s telephone number)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Exchange Act.
Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.: Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant as of  December 31, 2007: $9,724,669

The number of shares outstanding of the Registrant's common stock as of September 19, 2008: 15,130,054

DOCUMENTS INCORPORATED BY REFERENCE
None

1

All dollar amounts set forth in this report are in United States dollars except where otherwise indicated.

PART I

ITEM 1: BUSINESS

a)

Business Development

TurboSonic Technologies, Inc. designs and supplies air pollution control technologies to industrial customers worldwide. The founding companies were incorporated in the State of Delaware in April 1961 and in the Province of Ontario Canada in 1976. Under a reorganization plan in 1997, TurboSonic Technologies Inc., a US public company (OTCBB:TSTA), became the parent company with the Canadian company as a wholly-owned subsidiary.

Our executive offices are located at 550 Parkside Drive, Suite A-14, Waterloo, Ontario, Canada N2L 5V4; our telephone number is (519) 885-5513. Our website is located at www.turbosonic.com. The information on our website is not part of this annual report.

b)

Our Business

Introduction

Our proprietary technology is designed to address a wide variety of air pollution control problems for industries including pulp and paper, wood products, metallurgical (non-ferrous and iron and steel), chemical and mineral processing (including cement), biofuel production, industrial/medical and municipal solid waste (MSW) incineration, petrochemical, textiles and power generation. We are actively pursuing opportunities related to the production of alternative fuels as cellulosic ethanol, pelletizing, biodiesel and other biofuels processes are developed. We believe our products, which are designed to meet the strictest emission regulations for gaseous and particulate emissions, afford economic and technical advantages over competitive air pollution equipment.

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

The following table reflects the approximate percentages of our revenue derived from our principal customer categories during the fiscal years indicated:

	Year Ended
Customer Revenue by Industry	June 30,
	2008	2007
Waste Incineration, including MSW	4%	4%
Chemical and Mineral Processing	20%	7%
Metallurgical Processing	10%	5%
Pulp and Paper	2%	7%
Wood Products	41%	40%
Biofuel Production	9%	25%
Textiles	--%	5%
Petrochemical	9%	5%
Other	5%	2%
	100%	100%

U.S. and Canadian customers collectively accounted for approximately 88% and 91% of our sales during the fiscal years ended June 30, 2008 and 2007, respectively. Revenue derived from export sales is transacted in U.S. Dollars and Euro.

2

	Year Ended
Customer Revenue by Geographic Area	June 30,
	2008	2007
United States	83%	85%
Canada	5%	6%
South and Central America	2%	1%
Europe	6%	7%
Asia	2%	1%
Other	2%	--%
	100%	100%

Scope of Contracts

We are contractually responsible to our customers for all phases of the design, fabrication and, if included in the scope of our contract, field installation of our products and systems. Successful completion of our contractual obligation is generally determined by a performance test that is conducted either by our customer or by a customer selected independent testing agency.

We perform all process engineering, including but not limited to, the determination of the size, geometry and structural characteristics of the particular system needed for gaseous, mist or particulate removal, and perform the detailed design of, and develop specifications for, all applicable structural, electrical, mechanical and chemical components of such system. We have sales, project management and field service personnel in remote offices to support local markets. We, historically, have not manufactured or fabricated our own products or systems. Rather, we subcontract the manufacturing of our components to be incorporated by third party fabricators into our custom designed systems whereon they are then installed in the field by local contractors. Our project managers and quality assurance personnel supervise, and manage all technical, physical and commercial aspects of our contracts to ensure we meet our customers’performance criteria.

Products and Systems

We offer a range of products and systems, incorporating diverse technologies, to address the industrial processing, air pollution control and other environmental management needs of our customers. Besides the design and supply of standalone systems, we often integrate our products and systems into equipment provided by others. These alliances facilitate our ability to provide custom-engineered solutions to meet or exceed environmental standards.

	Year Ended
Customer Revenue by Primary Products and Systems	June 30,
	2008	2007
SoniCool™ Evaporative Gas Cooling and Conditioning Systems *	17%	12%
SonicKleen™ Wet Electrostatic Precipitation Systems (WESP)*	43%	67%
Wet Scrubbers and Gas Absorbers *	29%	15%
TurboSorb Semi-dry Scrubber Systems*	5%	3%
Other Atomizing Nozzles, Service and Spare Parts	6%	3%
(*) Includes Air Pollution Control system upgrades and spare parts.	100%	100%

Our principal products and systems are described below:

SoniCool™ Evaporative Gas Cooling and Conditioning Systems

Through the use of our atomizing nozzles, SoniCool™ Evaporative Gas Cooling and Conditioning Systems accurately control temperature and humidity of high-temperature gas streams, such as those emanating from cement kilns, nonferrous smelters and steel mill Electric Arc Furnaces (EAF) or Basic Oxygen Furnaces (BOF). The result is gas temperatures that do not damage equipment and ductwork, smaller gas volumes, and improved efficiency of downstream air pollution control equipment.

We are an internationally known leader in gas cooling and conditioning with hundreds of installations throughout the world.

SonicKleen™ Wet Electrostatic Precipitation Systems (WESP)

The SonicKleen™ WESP removes sub-micron particulate, heavy metals, dioxins and furans, mists, and fumes from process gas streams. More efficient than scrubbers this system is often specified for power boilers, waste incineration, acid plant gas treatment, biofuel production, power generation, thermal oxidizer pre-cleaning, and other industrial process gas streams. It has proven to be reliable and has exceeded regulatory targets for performance while retaining operating and maintenance costs to a minimum.

Wet Scrubbers and Gas Absorbers

The Turbotak Scrubber treats industrial process gas streams, removing sub-micron and larger particulate, acid gases, odors, fumes and vapors. Designed with our proprietary atomizing nozzles, the scrubber is able to more effectively remove multiple contaminants than competing technologies and operates with low maintenance costs.

The TurboVenturi Scrubber treats industrial process exhaust gas streams primarily for removal of particulate. The system operates by forcing the gas stream across a pressure drop in order to generate a fine stream of liquid droplets for very high efficiency particulate removal. This single purpose design is a low capital cost solution for specific applications.

Gas absorbers treat industrial process gas streams primarily for removal of contaminant gases, including acid gases (SO2, HCl, etc.), where high removal efficiencies are required. Designs include packed-, spray- and tray-type towers and are selected based upon application-specific conditions.

TurboSorb Semi-Dry Scrubber

The TurboSorb Semi-Dry Scrubber treats industrial process gas streams, removing acid gases such as SO2 (sulfur dioxide) and HCI (hydrochloric acid). By spraying an alkali reagent, the TurboSorb system can achieve higher removal efficiencies of SO2 and HCl than traditional "dry" scrubbers. Unlike "wet" systems, all water is evaporated resulting, in no liquid waste stream being generated.

We have a substantial installed base of hundreds of scrubbers and gas absorbers worldwide. Using patented processes and components we can meet the most rigorous current regulations for limiting gaseous and particulate emissions.

Air Pollution Control System Upgrades

Using our atomizing nozzles, venturi scrubber and wet electrostatic precipitator technologies and years of experience in the air pollution control industry, we are able to retrofit existing air pollution control equipment to consistently improve performance. An equipment upgrade is significantly less expensive than purchasing new equipment. Our engineers will assess an existing system and propose an upgrade solution where practical.

Atomizing Nozzles and Spare Parts

Used in a wide variety of industrial applications, our Turbotak atomizing nozzles atomize liquids to extremely small droplets. The nozzles feature a two-phase design for superior control over droplet size and distribution pattern. The nozzles range from single-orifice to multi-orifice designs which makes them ideal for evaporative gas cooling, spray drying, wet and semi-dry scrubbing, performance enhancement of air pollution control systems, as well as combustion and incineration. Other nozzle designs we offer generate very low flow rates that make them ideal for applications such as dust suppression and humidification.

Our nozzles are extremely popular and are sold as parts to other suppliers in the industry. We incorporate these nozzles into our air pollution control systems to meet superior performance criteria.

Given the extreme conditions under which industrial process and air pollution control systems operate, there is an ongoing requirement for maintenance and replacement parts. We offer specialized field service, replacement parts and retrofit components.

Contractual Liabilities

Our standard contractual terms with respect to the sale of our products and systems disclaim any liability for consequential or indirect losses or damages stemming from any failure of our products or systems or any of their components. We customarily seek contractual indemnification from our subcontractors for any loss, damage or claim arising from the subcontractor’s failure of performance, negligence or malfeasance. It is possible, however, that a customer’s inability to comply with applicable pollution control laws or regulations stemming from the failure or non-performance of our products or systems may result in an attempt to subject us to liability for any fines imposed upon such customer by governmental regulatory authorities or for damages asserted to have been incurred by any third party adversely affected thereby.

Marketing and Sales

Our marketing efforts are technical in nature and currently involve our senior management and technical professionals, who may be supported by independent sales representatives. A significant portion of our sales are made through the recommendation of engineering firms who are often engaged in complete plant installations or upgrades. Our independent sales representatives assist us in identifying opportunities and serve as liaison between us and our customers during the sales process. We select sales representatives based upon industry reputation, prior sales performance, product knowledge and territorial coverage, among other criteria. Our contractual arrangements with 18 current independent sales representatives are territory and product specific, and the continuity of such arrangements is subject to performance criteria. None of these representatives have authority to execute contracts on our behalf.

Technical inquiries received from potential customers are referred to our sales and engineering personnel who jointly prepare either a budget for the customers’ future planning or a sales quotation. The period between initial customer contact and issuance of a purchase order varies widely, but is generally between 6 and 24 months.

We seek to obtain repeat business from our customers, although we do not depend upon any single customer to maintain our level of activity from year to year; however, one or more different customers may be expected to account for greater than 10% of our net revenues in any consecutive twelve month period.

	Year Ended
Significant Customer Revenue	June 30,
	2008	2007
Top 3 customers for the year	35%	59%
One repeat customer in top 3 for the past 2 years	9%	16%

Backlog

Backlog represents unfilled customer orders for our products and services. Additions to backlog are recorded with a signed sales contract. As work proceeds on the contract, the applicable percentage of completion is converted from backlog to revenue recognition. The backlog balance represents committed work yet to be completed.

Our business is driven by regulatory law and compliance, product life cycles, new plant developments, competitive pressures, and other economic factors affecting the capital goods market. Our backlog and revenues will fluctuate significantly in response to these factors.

	Year Ended
	June 30,
	2008	2007
Backlog, balance at	$5,700,000	$3,300,000

Product Development

We have an ongoing program for the development and commercialization of new industrial processing and air pollution control products, systems and technologies, and the enhancement of existing products and systems. We believe that these investments will contribute significantly to our future growth.

	Year Ended
	June 30,
	2008	2007
Expenditures for research and development, net of customer and government support, if applicable	$149,637	$432,298

Proprietary Protection

We rely on a combination of patents, trade- and service-marks, trade secrets and know-how to protect our proprietary technology and rights. We own or have licensed rights to over 24 international patents and patents pending relating to a variety of air pollution control applications.

We have registered service-marks or trademarks in the United States and certain foreign countries for several identifying names which we use with our products and systems including SoniCore®, Dry Fog® and TurboSOx®.

Suppliers and Subcontractors

We have historically relied on third parties to manufacture and fabricate our products and to supply parts and components for our systems in accordance with our specifications and we supervise subcontractors for equipment installation when included in our scope of work. Throughout our markets, we have many vendors from which to choose, both pre-qualified or those with whom we have direct experience. Given the number of manufacturers, fabricators and subcontractors which we utilize and the availability of alternative sources, we do not believe that the loss of our relationship with any one firm would have a material adverse effect on our business.

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

The market for our air pollution control products and systems is directly dependent upon the existence and enforcement of laws and regulations that limit the release of pollutants into the atmosphere and impose substantial penalties for noncompliance. Governments can change environmental regulations at any time, which could have positive or negative effects upon our future revenues and prospects of profitability. The U.S. Environmental Protection Agency ("EPA") is currently seeking to tighten certain emission standards, thereby forcing a number of industries to adopt technologies, such as WESPs, in order to meet emissions targets that more traditional technologies, such as scrubbers, will not be able to meet effectively. Court challenges to the implementation of the National Emission Standards for Hazardous Air Pollutants ("NESHAP") in the United States market has delayed order placement by companies intending to be compliant. The standards set by the EPA under NESHAP for a particular source category (such as (i) plywood and composite wood and (ii) boilers and process heaters) is known as Maximum Achievable Control Technology ("MACT") standards. Plants subject to Wood MACT rules are now operating under an October 2008 compliance deadline. New Boiler MACT rules in the US market for industrial steam and power generation are expected to be in force in 2009, with a three-year compliance time frame. The EU is enforcing emission regulations based on the latest standards developed by industry, requiring industrial emitters to install and operate emission control equipment. Similarly, other international jurisdictions are implementing, tightening and enforcing regional industrial emission regulations requiring industrial entities to install and operate emission control equipment.

Competition

We face substantial competition in each of our principal markets and throughout our product line from numerous competitors. Price is the predominate competitive factor but we promote our engineering and technological expertise, quality of our products, systems and service, our reputation for performance, and our ability to negotiate responsible contracts. We believe customers award us contracts on varying combinations of these factors.

Employees

Our employees are generally long serving, technically qualified and performance driven. We encourage a team culture of expertise.

As of June 30, 2008, we employed 41 full time persons and 2 part-time persons, including 5 engineers, 11 salespersons, and 15 technical support persons. None of our employees are represented by a labor union. We believe that our relationship with our employees is satisfactory.

Financial Information about Foreign and Domestic Operations and Export Sales

A table of Customer Revenues by Geographic Area is set forth above under "Our Business – Introduction".

We have an office in Milan Italy to manage our business relative to sales opportunities in Europe and other international locations.

Foreign transactions are conducted in Canadian dollars, US dollars or Euro to accommodate customers and all reporting is prepared in US dollars. As a result, fluctuations in currency exchange rates may affect operating results. To mitigate currency exposure we attempt to contract outsourcing, where practical, in the same currency as the sales contract. We did not participate in foreign exchange hedging activities during the fiscal year ended June 30, 2008.

ITEM 1A: RISK FACTORS

Forward-looking statements in this report, including without limitation, statements relating to our plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that such forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from historical results or those we anticipate. Such risks and uncertainties include, among others, the following:

We are dependent on environmental regulation. The market for our air pollution control products and systems is directly dependent upon the existence and enforcement of laws and regulations, which limit the release of pollutants into the atmosphere and impose substantial penalties for non-compliance. Stringent enforcement of these laws and regulations may increase the attractiveness of, and demand for our products and services, whereas lax enforcement and/or repeal in whole or in part may have the opposite effect.

Our revenue is concentrated among a few customers who vary from year to year. Sales to our top three customers accounted for 35% of our net revenues in the fiscal year ended June 30, 2008 and 59% in 2007. One was a repeat customer accounting for 9% in 2008, as compared to 16% in 2007. Our inability to retain or replace these customers on an annual basis could materially and adversely affect future revenue and profitability.

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

Our foreign sales are subject to certain inherent risks. Approximately 12% and 9%, respectively, of our revenues during the fiscal years ended June 30, 2008 and 2007 were derived from sales made outside of North America. Foreign sales are subject to certain inherent risks, including unexpected changes in political, regulatory and other legal requirements, tariffs and other trade barriers, regional economic conditions and business practices, greater difficulty in collection of accounts receivable, foreign exchange fluctuations and potentially adverse tax consequences. There can be no assurance that these factors will not have an adverse impact on our future foreign sales and, consequently, on our operating results.

Permitting delays may cause extended delay or cancellation of one or more of our large projects. Some of our projects require permits to be issued by one or more governmental agencies prior to the commencement of both construction and operation. Issuance of such permits could be delayed by political and other considerations. Permitting delays could cause extended delay or cancellation of one or more of our large projects, which would adversely impact our future revenues.

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

The markets for environmental control products are very competitive. The markets for environmental control products are characterized by substantial competition based primarily on engineering and technological expertise and quality of service. Because virtually all contracts for our products and systems are obtained through competitive bidding, price is also a competitive factor and may be the most significant factor in certain instances. Although we believe that we compete on the basis of our technical expertise and reputation for service, there can be no assurance that we will maintain our competitive position in our principal markets.

Fixed price contracts expose us to losses in the event of cost overruns. Our receipt of a fixed price contract as a consequence of being the lowest competitive bidder carries the inherent risk that our actual performance costs may exceed the estimates upon which our bid for such contract was based. To the extent that contract performance costs exceed projected costs, our profitability could be materially adversely affected.

Adverse economic conditions may cause customers to delay or terminate contracts. Due to a number of factors including adverse market conditions, fixed price contracts may be delayed or terminated by customers. Although we are typically protected by contractual terms that will address the cost implications of these events, any such delays may have a material impact on our contract revenue and therefore our profitability in a given fiscal period.

ITEM 1B: UNRESOLVED STAFF COMMENTS

NONE.

ITEM 2: PROPERTIES

TurboSonic occupies the following facilities:

Location	Use	Sq. Ft.	Annual Rent	Lease Expires
Waterloo, Ontario, Canada	Executive, administration,	12,400	$104,100	July 2013
	sales, engineering, project management
Parsippany, New Jersey, USA	Sales & engineering	640	$14,200	August 2009
Raleigh, North Carolina, USA	Project management	1,000	$10,800	November 2009
Milan, Italy	Sales & project management	975	$18,000	January 2013

ITEM 3: LEGAL PROCEEDINGS

Please refer to Note 11(b) to our Consolidated Financial Statements.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted for a vote to our security holders during the fourth quarter of our fiscal year ended June 30, 2008.

PART II

ITEM 5: MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is quoted on the OTC Bulletin Board under the symbol "TSTA".

The following table sets forth the range of the bid quotations for our Common Stock for the periods shown, as furnished by The Nasdaq Stock Market.

	Common Stock (1)
	High	Low
Fiscal Year Ended June 30, 2008:
First Quarter	$1.360	$0.900
Second Quarter	$1.370	$0.710
Third Quarter	$0.830	$0.520
Fourth Quarter	$0.660	$0.450

Fiscal Year Ended June 30, 2007:
First Quarter	$1.750	$1.010
Second Quarter	$1.420	$0.850
Third Quarter	$1.540	$0.990
Fourth Quarter	$1.290	$0.940
(1)	The above quotations represent prices between dealers and do not include retail mark up, markdown or commissions. They do not necessarily represent actual transactions

As of June 30, 2008, there were 371 holders of record and approximately 1,130 beneficial holders of the Common Stock. This number of beneficial holders represents the number of actual holders of our Common Stock, including an estimate of the beneficial owners of shares held in "nominee" or "street" name.

We do not anticipate paying any cash dividends in the foreseeable future, as it is the current policy of our Board of Directors to retain any earnings to finance our future operations and expand our business.

ITEM 6: SELECTED FINANCIAL DATA

The following table sets forth selected financial data for the last three fiscal years. This selected financial data is derived from our Consolidated Financial Statements as filed on this Form 10-K for 2008, and from the prior year Form 10-KSB for years 2007 and 2006.

Selected Financial Data
	2008	2007	2006
Revenue	$14,268,284	$22,893,353	$16,047,140
Net (Loss) Income	($662,994)	$1,281,462	$815,850
% Return on sales	(4.6%)	5.6%	5.1%
Working capital	$2,861,501	$3,455,180	$2,276,455
Current Ratio	1.72:1	2.51:1	1.42:1
Shareholders Equity	$4,350,080	$4,788,778	$3,066,740
% Return on shareholders equity	(15.2%)	26.8%	26.6%
Basic weighted average number of shares	15,130,054	14,933,087	13,505,474
Diluted weighted average number of shares	15,130,054	15,055,748	14,039,339
Diluted (loss) earnings on weighted average number of shares	($0.04)	$0.09	$0.06

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Consolidated Financial Statements and related notes. The purpose of the discussion and analysis is to enhance the understanding and evaluation of our results of operations, financial position, liquidity and capital resources, and other key financial information.

Overview

TurboSonic Technologies, Inc. designs and supplies air pollution control technologies to industrial customers worldwide. We believe our products, which are designed to meet the strictest emission regulations for gaseous and particulate emissions, afford economic and technical advantages over competitive air pollution equipment. We currently have two reportable business segments – OEM systems and Aftermarket.

Initiatives for an improved environment are on worldwide grassroots and political agendas. We believe that the increasing demand for the reduction and control of industrial air pollutants will both improve the environment and drive our growth over the long term. We also believe that we are contributing significantly to the "greening" of the production process by mitigating its environmental impact. Our products are enabling customers to reduce energy consumption, operating costs, and their carbon footprint from CO2 emissions. Growth of the biofuels market is expected to continue as the demand for "carbon-neutral" alternatives to non-renewable fuels increases. We are actively pursuing opportunities related to the production of alternative fuels as cellulosic ethanol, pelletizing, biodiesel and other biofuels processes are developed.

Sales are frequently attained through the recommendation of engineering firms who are often engaged in complete plant installations or upgrades. Other sales opportunities are sourced directly with the end user by our independent sales representatives or by our internal sales team. We have sales, project management and field service personnel in remote offices to support local markets.

Our leading edge technology and strong project management performance contribute significantly to our strategy of building long-term loyalty and growth through customer satisfaction. This allows us to serve the demanding requirements of multinational firms that we believe can provide a series of opportunities over many years.

We perform all process engineering and the detailed design and specifications for all applicable structural, electrical, mechanical and chemical components of such system. We subcontract the manufacturing of designs. When customer contracts include installation we subcontract the service. Our project managers and quality assurance personnel supervise, and manage all aspects of our contracts to ensure we meet the performance criteria, as agreed with our customers.

We conduct business in Canadian, US and European currency to accommodate customers and mitigate our exchange risk through matching the sales currency with the supplier currency where practical. We do not engage in hedging activities and do not consider the company significantly exposed to exchange fluctuations.

Forward-Looking Statements

Forward-looking statements in this report, including without limitation, statements relating to our plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that such forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from historical results or those we anticipate. We refer to "Item 1A: Risk Factors" as well as other factors discussed in this annual report. Our statements are based upon information known to us as of the date of this annual report, and we assume no obligation to update or alter our forward-looking statements within this annual report, whether as a result of new information, future events or otherwise, except when required by applicable federal securities laws.

Critical Accounting Policies and Estimates

Discussion of our financial condition and results of operation is an analysis of our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), consistently applied. The preparation of these Consolidated Financial Statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related contingent assets and liabilities. We continually evaluate our estimates, including those related to equipment supply contracts, intangible assets, bad debts, inventories, warranty obligations, income taxes, contingencies and litigation. We base our estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

We believe the following critical accounting policies affect the more significant judgements and estimates used in the preparation of our Consolidated Financial Statements:

Revenue Recognition

We derive revenue from long-term contracts which require performance [i.e., design, fabricate, install, commission and test] over a time span which may extend beyond one or more accounting periods. For long-term contracts, we employ two methods of recognition – the percentage of completion method for virtually all of such projects being undertaken, and the completed contract method for contracts with significant uncertainty, such as the use of new technology. Aftermarket revenue is recorded when products are shipped, services are performed or billings rendered, which approximate actual performance.

The percentage-of-completion is determined by best available engineering estimates by our project managers. Engineering progress is measured in time relative to the overall project design time, valued at standard rates. Fabrication progress is determined by the degree of completeness in value relative to the project plan. When included in the scope of the work, installation progress is based upon work completed relative to the installation scope. Monthly revenue recognition reflects the summary degree of completeness based upon review of the above elements and further validated by review and consensus by the project manager, quality inspectors, and the construction advisor, if applicable. When the current estimated costs to complete indicate a loss, such losses are recognized immediately for accounting purposes.

At June 30, 2008, the net position of contracts in process is advance payments of $1,278,470 compared to 2007 with an investment of $679,242. These amounts include gross costs and accrued income, which is netted against billings and progress payments. If the conditions of work to be performed change, or the estimated costs are not accurately projected, the gross profit from construction-type contracts may vary significantly in future periods. For example, a one percent variance in our estimate of costs as of June 30, 2008 on all open fixed-price contracts would impact our pre-tax income from product sales and services by $280,000.

Goodwill

Goodwill represents the excess of purchase price over fair value at the time of the combination of Turbotak Technologies Inc. and Sonic Environmental Systems, Inc. into TurboSonic Technologies, Inc. in 1997.

We assess the impairment of goodwill annually or whenever business circumstances indicate that the carrying value of the long-lived intangible asset on our balance sheet may not be recoverable, in whole or part. Our impairment review considers:

  significant underperformance relative to expected historical or projected future operating results;

  significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

  significant negative industry or economic trends; and

  significant decline in our stock price for a sustained period, and our market capitalization relative to net book value.

An annual test was completed at April 1, 2008 for the Aftermarket business segment, as required by SFAS No. 142. It was concluded that there was no impairment of goodwill value for the year ended June 30, 2008.

Income Taxes and Tax Valuation Allowances

We record the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in our Consolidated Balance Sheet, as well as operating loss and tax credit carryforwards. Future realization of deferred tax assets ultimately depends on the existence of sufficient taxable income of the appropriate character (for example, ordinary income or capital gain) within the carryback or carryforward periods available under the tax law. We regularly review our deferred tax assets for recoverability based on historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies. We have not made any material changes in the methodologies used to determine our tax valuation allowances during the past two fiscal years.

Our Consolidated Balance Sheet as of June 30, 2008 includes a non-current deferred tax asset of $774,959. This compares with a non-current deferred tax asset of $461,729 as of June 30, 2007. For all jurisdictions for which we have net deferred tax assets, we expect that our existing levels of pre-tax earnings are sufficient to generate the amount of future taxable income needed to realize these tax assets. Although we make every reasonable effort to ensure the accuracy of our deferred tax assets, if we continue to operate at a loss in certain jurisdictions or are unable to generate sufficient future taxable income, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, or if the potential impact of tax planning strategies changes, we could be required to increase the valuation allowance against all or a significant portion of our deferred tax assets resulting in a substantial increase in our effective tax rate and a material adverse impact on our operating results.

Results of Operation

The US wood products market has comprised a significant component of our revenue for the fiscal years ended June 30, 2005 through 2008. During the past 12 months, our bookings have been negatively impacted by two issues within the US wood products market. Firstly, as a consequence of the sub-prime mortgage crisis in the US housing market, construction has declined and the demand for and price of products such as oriented-strand board (OSB) have fallen dramatically. Further, many plans for new plant construction have been delayed or canceled.

Secondly, court challenges to the implementation of the National Emission Standards for Hazardous Air Pollutants ("NESHAP") in the United States market has delayed order placement by companies intending to be compliant. The standards set by the EPA under NESHAP for a particular source category (such as (i) plywood and composite wood and (ii) boilers and process heaters) is known as Maximum Achievable Control Technology ("MACT") standards. Plants subject to Wood MACT rules are now operating under an October 2008 compliance deadline, which did result in several OEM equipment orders in the second half of the 2008 fiscal year. New Boiler MACT rules in the US market for industrial steam and power generation are expected to be in force in 2009, with a three-year compliance time frame. We believe we are well positioned for this market as we have a significant base of reference installations.

We entered into several new equipment contracts in the second half of our fiscal year totaling $9.25 million, despite a downturn in several industries. A growing number of these contracts are for upgrades to previous evaporative gas cooling and wet electrostatic precipitator installations supplied by our competitors. The lower capital requirements for upgrading existing equipment over replacement with new equipment is expected to continue to have a positive impact on our revenues. Of note, our evaporative gas cooling system sales are primarily driven by process considerations and not by regulations alone. Significant savings in operating cost and reduced maintenance have been reported as a consequence of using our proprietary designs.

We established an office in Milan, Italy in 2007 to diversify our market reach beyond North American economic and market cycles. Opportunities continue to grow in this market as a result of EU anti-pollution rules.

Order backlog has been building steadily since December 2007, enabling a profitable fourth quarter for 2008 and providing a strong start to fiscal 2009.

12 MONTH COMPARATIVE INCOME STATEMENTS AT JUNE 30, 2008 AND 2007

	2008		2007		Increase (Decrease)
		%		%		%
Contract revenue & sales
OEM systems	$10,448,994	73%	$18,663,338	82%	($8,214,344)	(44%)
Aftermarket parts & retrofits	$3,819,290	27%	$4,230,015	18%	($410,725)	(10%)
	$14,268,284	100%	$22,893,353	100%	($8,625,069)	(38%)
Contract costs & cost of sales
OEM systems	$8,516,319	60%	$15,611,359	68%	($7,095,040)	(45%)
Aftermarket parts & retrofits	$2,187,158	15%	$2,448,145	11%	($260,987)	(11%)
	$10,703,477	75%	$18,059,504	79%	($7,356,027)	(41%)
Gross margin
OEM systems	$1,932,675	14%	$3,051,979	13%	($1,119,304)	(37%)
Aftermarket parts & retrofits	$1,632,132	11%	$1,781,870	8%	($149,738)	(8%)
	$3,564,807	25%	$4,833,849	21%	($1,269,042)	(26%)
Expenses:
Selling, general & administrative	$4,262,917	30%	$3,542,868	15%	$720,049	20%
Research & development costs	$149,637	1%	$432,298	2%	($282,661)	(65%)
Depreciation	$185,927	1%	$161,153	1%	$24,774	15%
	$4,598,481	32%	$4,136,319	18%	$462,162	11%

(Loss) Income from operations	($1,033,674)	(7%)	$697,530	3%	($1,731,204)	(248%)

Other (Income) Expense
Interest, net	($55,706)	0%	($141,683)	(1%)	$85,977	(61%)
	($55,706)	0%	($141,683)	(1%)	$85,977	(1%)

Income before taxes (EBT)	($977,968)	(7%)	$839,213	4%	($1,817,181)	21%
(Recovery of) income taxes	($314,974)	(2%)	($442,249)	(2%)	$127,275	(29%)

Net (loss) income	($662,994)	(5%)	$1,281,462	6%	($1,944,456)	(152%)

OEM systems revenue decreased 44% over the prior year due primarily to decreased product sales for Wet Electrostatic Precipitators (WESP) and wet scrubbers to the wood product industry (50% of decrease), due to the on-going housing crisis, and to the biofuel industry (50% of decrease), due to timing of orders received. Although we continue to make sales into these industries, we expect OEM systems sales to the biofuel industry to increase in the coming year with sales to the wood industry remaining static based on the current market prices for their products. The Cost of Sales for OEM systems decreased 45% over the prior year, which reflects the reduced volume and a higher gross margin achievement of 1% compared to fiscal 2007.

Gross margin on OEM systems in fiscal 2008 was 18% and in fiscal 2007 was 16%, based on specific contract experience relative to the competitive nature of the bidding process for each contract.

Aftermarket revenues decreased 10% over the prior year due mostly to decreased evaporative cooling component orders and shipments in fiscal 2008, as the result of timing of orders received. We expect that the decrease in evaporative cooling component orders in fiscal 2008 to be only temporary. The Cost of Sales for Aftermarket products decreased 11%, but achieved increased margins of 43% in fiscal 2008 compared to 42% in fiscal 2007. This change was due to improved cost control by project management.

Gross margin on Aftermarket revenue in fiscal 2008 was 43% and in fiscal 2007 was 42%.

The gross margin contribution from OEM systems in fiscal 2008 declined 37% over fiscal 2007, and Aftermarket gross margin contributions in fiscal 2008 declined 8% over fiscal 2007. This is due to the change in mix of revenues and cost of sales between the reporting segments.

Selling, general and administrative expenses increased $720,049 (20%) in fiscal 2008. This increase is represented by changes in the following: salaries and benefits $203,679(+28%), bad debt expense $34,952(+5%), consulting fees $47,747(+7%), European office expenses $149,009 (+21%) and the foreign exchange impact of Canadian-denominated expenses relative to the prior year $284,466(+40%). The increased salaries and benefits are attributable to the hiring of additional sales staff for spare parts and for augmented sales efforts in western North America. As a percentage of total revenue, selling, general and administrative expenses were 30% in fiscal 2008 and 15% in fiscal 2007.

The decrease of $282,661 in research and development costs is primarily due to the substantial completion of the WESP technology upgrades in the current year.

Income before taxes decreased by $1,817,181 year over year, after recognizing a fourth quarter fiscal 2008 income before taxes of $346,930 versus a loss before taxes of $7,141 in fiscal 2007. This full year result reflects the lower revenue markets and higher selling, general and administrative expenses experienced in fiscal 2008. The decrease of $85,977 in interest earned is due to the lower cash balances experienced in fiscal 2008 versus those of fiscal 2007.

Income tax recovery for fiscal 2008 was $314,974 compared to an income tax recovery of $442,249 in 2007. The fiscal 2008 tax recovery relates to recognition of an increase of the Canadian deferred tax asset of $361,763, a decrease in the US deferred tax asset of $46,571, and current US tax expense of $218, as discussed in note 13 to the Consolidated Financial Statements. The fiscal 2007 tax recovery compares to increases in deferred tax assets in the US of $429,849 and in Canada of $31,872, together with Canadian tax recovery of $24,928 and US tax expense of $44,400.

The foreign currency translation adjustment reflects the exchange values for Canadian dollar and Euro accounts on the balance sheet converted to US dollars. The statement of comprehensive income reflects change in the carrying value of these accounts $102,599 during fiscal 2008 while the shareholders’ equity carries the cumulative value of currency exchange for balance sheet accounts.

Liquidity and Capital Resources

Liquidity and Capital Resources
Cash Summary	2008	2007
Cash (applied to) provided by
Operations	$696,289	($3,109,795)
Purchase of equipment	($17,179)	($242,277)
Insurance proceeds - Inventory	$30,264	$--
Repayment of capital leases	($10,338)	($4,727)
Proceeds from issuance of common shares	$--	$248,650
Foreign currency translation of cash	$38,435	$54,216
Net cash (applied) provided during the year	$737,471	($3,053,933)
Cash beginning of the year	$2,452,710	$5,506,643
Cash end of year	$3,190,181	$2,452,710

Working Capital Summary
Current assets	$6,815,215	$5,739,157
Current liabilities	$3,953,714	$2,283,977
Net working capital	$2,861,501	$3,455,180
Current ratio	1.72:1	2.51:1

Summary of Contracts in Process
Contract value completed and to be invoiced	$1,011,625	$1,367,777
Contract advances invoiced	($2,290,095)	($688,535)
Net contracts in process	($1,278,470)	$679,242

Contract Backlog
Contract value to be recognized as revenue	$5,700,000	$3,300,000

In fiscal 2008, operations provided $696,289 in cash compared to fiscal 2007 when operations drew $3,109,795 in cash. The drawdown of cash in 2007 was from contracts that had been paid in advance the prior year. The working capital position diminished in 2008 from $3,455,180 to $2,861,501 and the current ratio decreased from 2.51:1to 1.72:1.

Our contract payment terms provide for funding the progression of work to the point of delivery. A final holdback amount is often dependent on commissioning, specified performance criteria or a fixed time of operations. At any point in time, the contracts in process with costs that exceed invoicing may exceed the contracts that have been invoiced in advance of performance. At June 30, 2008, the net position of contracts in process is advance payments of $1,278,470 compared to June 30, 2007 with an investment of $679,242.

During 2008, we arranged a credit facility with a major Canadian bank for a total of CAD 4.25 million. This facility includes a demand operating line of CAD 1.5 million secured by our receivables, a demand credit for standby letters of credit for CAD 2.0 million secured by a general security agreement and guarantees where provided by Export Development Canada, on a fee-for-service basis, plus a demand credit for foreign exchange contracts for CAD 750,000. At June 30, 2008 we had standby letters of credit for approximately $448,288 in place with various customers in order to receive cash proceeds ahead of customer-specified milestones. There were no drawdowns against the operating or foreign exchange credit lines at June 30, 2008.

Our backlog as at June 30, 2008 was approximately $5,700,000, compared to the June 30, 2007 backlog of $3,300,000. There is no assurance that backlog will be replicated, increased or transferred into higher revenues for the future.

In summary, the company has no debt and has sufficient capital resources to support anticipated operations through fiscal 2009. We do have outstanding standby letters of credit (L/C) within our credit facility totaling $448,288 at June 30, 2008. These standby L/C’s have been exchanged with our clients for early release of funds under advance payment or holdback terms of payment, as provided under the terms of the applicable purchase order/contract.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign transactions are conducted in Canadian dollars, US dollars or Euro to accommodate customers and all reporting is prepared in US dollars. As a result, fluctuations in currency exchange rates may affect operating results. We do not engage in trading market risk sensitive instruments and do not purchase hedging instruments or "other than trading" instruments that are likely to expose us to market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk. We have not entered into forward or future contracts, purchased options or entered into swaps. . To mitigate currency exposure the company attempts to contract outsourcing, where practical, in the same currency as the sales contract or with fabricators where the all-in costs, including currency, are most favorable. We are currently not using any bank borrowing facility, other than outstanding standby letters of credit totaling $448,288 at June 30, 2008, that could subject us to the risk of interest rate fluctuations.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to pages F-1 through F-19 comprising a portion of this Annual Report on Form 10-K.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective January 29, 2008, the public accounting practice of Mintz & Partners LLP ("Mintz"), the independent accounting firm who audited our consolidated financial statements for our fiscal years ending June 30, 2007, 2006 and 2005, was acquired by Deloitte & Touche LLP ("Deloitte") and will be carrying on business as Deloitte. As a consequence, our future audit opinions will be provided by Deloitte. Previously issued audit opinions will be re-issued, and consents to include previously issued Mintz opinions in Securities and Exchange Commission filings will be provided by Mintz. Mintz, with the consent of Deloitte, has therefore resigned as our independent accounting firm of record on January 29, 2008.

Mintz’s report on the financial statements for the years ended June 30, 2007 and 2006 did not contain an adverse opinion or disclaimer of opinion, and was not modified as to uncertainty, audit scope, or accounting principle.

The resignation was approved by our board of directors and our audit committee.

There were no disagreements with Mintz, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Mintz's satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report.

We did not consult with Deloitte regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of opinion that might be rendered on our financial statements and we did not obtain written or oral advice in reaching a decision as to accounting, auditing or financial reporting issues.

ITEM 9A: CONTROLS AND PROCEDURES

Our management has carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15 (e) under the Securities Exchange Act of 1934) as of June 30, 2008. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2008.

There has not been any change in our internal control over financial reporting that occurred during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of our principal executive and principal financial officers and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of our company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of our company are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

 Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management determined that, as of June 30, 2008, our internal control over financial reporting was effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

ITEM 9B: OTHER INFORMATION

On September 22, 2008, we issued a press release announcing our financial results for the year ended June 30, 2008. A copy of the press release is being furnished as Exhibit 99.1 to this report and incorporated herein by reference.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors are as follows:

Name	Age	Positions and Offices
Andrew T. Meikle	45	Chairman of the Board
Edward F. Spink	54	Chief Executive Officer and Director
Egbert Q. van Everdingen	47	President, Secretary-Treasurer and Director
Carl A. Young	66	Chief Financial Officer
Richard H. Hurd	71	Director
Dr. Donald R. Spink, Sr.	85	Director
Julien J. Hradecky	50	Director
Glen O. Wright	59	Director
Ken Kivenko	66	Director
Robert A. Allan	66	Vice President Engineering
David J. Hobson	60	Vice President Finance &Administration
Richard C. Gimpel	60	Vice President Marketing & Sales

Andrew T. Meikle, P.Eng., has been a director of our company since December 2005. He was appointed Chairman of the Board on December 11, 2007. Mr. Meikle, a member of the Professional Engineers of Ontario, is the founder of Meikle Automation, established in 1994, and has since then held the position of President and Chief Executive Officer. Meikle Automation, employs over 350 people in seven divisions across Canada, the US and Mexico with annual sales in excess of CAD 50 million.

Edward Spink, Chief Executive Officer and Director, has completed 24 years as a Senior Executive with us and has participated in the development of our company and our technology. He served as Chairman of the Board of Directors from June 1999 to December 2007. He has been instrumental in the expansion of product lines and the development of our intellectual property base and has authored, participated and directed numerous patents.

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

Carl A. Young, CA., has served as our Chief Financial officer on a part-time basis since October 2006. A Chartered Accountant, he has been the owner and president of 602536 Ontario Ltd., a management services company, since 1984. From 1989 to 1998, he was president and owner of Mentor Dynamics Inc., which designed, manufactured and installed custom material handling equipment and industrial overhead cranes, and Provincial International Cranes Inc., which designed and contracted out fabrication of industrial and shipyard cranes to international markets. Since 1999 through his management services company, Mr. Young has provided interim CFO, Director of Finance, VP of Finance and other business consulting services to a number of clients.

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

Dr. Donald R. Spink, Sr. served as our Chairman of the Board of Directors from August 27, 1997 until June 15, 1999. He continues to serve as a director and has agreed to provide us with technical advice. Prior thereto and from 1976 he was founder, President and Chairman of Turbotak.

Julien J. Hradecky, P.Eng., has been a director of our company since December 9, 2004. A member of the Professional Engineers of Ontario, Mr. Hradecky, has served since 1991 as Chief Executive Officer of R&J Engineering Corporation, a world leader in the manufacture of pharmaceutical hard gelatin capsule production machinery and related equipment. Since 1994, Mr. Hradecky has served as Secretary and as a director of Meikle Automation Inc., a major manufacturer of industrial automation systems, and in 2007 was elected Chairman of the Board of Directors. He is also the President of Epicenter Inc., a private investment company with a broad range of holdings. Mr. Hradecky serves on two other Boards of Directors: Tacit Research Corporation, a private US-based investment research company, and the Rotary Club of Kitchener-Conestoga.

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

Ken Kivenko, P.Eng., has been a director of our company since February 2007. Mr. Kivenko, a member of the Professional Engineers of Ontario, is the founder and President of Kenmar Consulting. Kenmar acts as a private consultant in the areas of strategic planning, Total Quality, financing and governance, and was established in January 2001. Prior thereto, he was President and CEO of NBS Technologies, a supplier of credit and ID cards and card personalization equipment, from June 1995 to December 2000. He currently serves on the board of RDM Corporation (HR/Compensation committee and Chair of Disclosure Committee). He is the Advisory Committee Chairman for the Small Investor Protection Association in Canada, a member of the board of the National Quality Institute and is a member of the Ontario Securities Commission Continuous Disclosure Advisory Committee.

Robert A. Allan, P.Eng., has served as our Vice President Engineering since August 27, 1997, and joined Turbotak as Manager of Engineering in 1990. Prior thereto and from 1979, he was a Manager of Engineering with Joy Technologies Canada, an air pollution control company. Prior to 1979 and from 1972, he was a technical advisor with Flakt Canada, specifically on pollution control processes. He also held various senior project management and engineering positions in Quebec and Sweden with AB Svenska Flaktfabriken. He is a professional engineer and holds a Master's degree in Mechanical Engineering from the University of Waterloo.

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

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who own beneficially more than 10% of our common stock to file reports of ownership and changes in ownership of such common stock with the SEC, and to file copies of such reports with us. Based solely upon a review of the copies of such reports filed with us, we believe that during the year ended June 30, 2008 such reporting persons complied with the filing requirements of said Section 16(a), except that

  Dr. Donald R. Spink, Sr., a director of our company, did not file on a timely basis one Form 4 reflecting one transaction;

  Glen O. Wright, a director of our company, inadvertently did not file on a timely basis one Form 4.

Each of the delinquent Form 4s were subsequently filed with the SEC.

Our audit committee consists of three directors, Richard H. Hurd as chairperson, Andrew T. Meikle and Ken Kivenko. The Board of Directors has determined that Messrs. Meikle and Kivenko meet the Nasdaq Marketplace Rule definition of "independent" for audit committee purposes and that Mr. Hurd meets the general definition of independence for members of the board of directors, but not the definition of "independent" for audit committee purposes as he received consulting fees during the fiscal year ended June 30, 2008. The Board of Directors has also determined that Richard Hurd meets the SEC definition of an "audit committee financial expert."

Our Audit Committee has adopted a Code of Ethics applicable to all of our employees, including our Chief Executive Officer, Chief Financial Officer, and Vice President Finance, as well as the members of our board of directors. The Code of Ethics was filed as Exhibit 14 to the Form 10-KSB for the year ended June 30, 2004, and is also posted on the Investor Relations page of our website at www.turbosonic.com.

Our compensation committee consists of three directors, Glen O. Wright as chairperson, Julien J. Hradecky and Ken Kivenko. The Board of Directors has determined that each member of the Compensation Committee meets the Nasdaq general definition of independence for members of the board of directors.

ITEM 11: EXECUTIVE COMPENSATION

Summary Compensation

Set forth below is the aggregate compensation for services rendered in all capacities to us during our fiscal year ended June 30, 2008 by our chief executive officer and by executive officers receiving annual compensation exceeding $100,000 during our fiscal year ended June 30, 2008 (collectively the "Named Officers").

SUMMARY COMPENSATION TABLE (1)

Name and	Year	Salary	Option	Non-equity	All Other
Principal Position	Ended		Awards (2)	Incentive Plan	Compensation	Total
	June 30			Compensation (3)

Edward F. Spink	2008	$224,284	$13,699	--	$1,477 (4)	$239,460
Chief Executive Officer	2007	$178,846	$22,900	$28,158	$3,089 (4)	$ 232,993

Egbert Q. van Everdingen,	2008	$202,265	$13,699	--	$1,969 (4)	$217,933
President, Secretary-Treasurer	2007	$156,449	$22,900	$23,465	$3,089 (4)	$205,903

Carl A. Young	2008	$111,785	--	--	--	$111,785
Chief Financial Officer	2007	$ 54,821	--	--	--	$ 54,821

Richard C. Gimpel,	2008	$112,924	$ 2,749	$ 4,035	$16,991 (5)	$136,699
VP – Marketing & Sales	2007	$120,000	$ 8,750	--	$89,398 (5)	$218,148

1)	No bonus awards were made except for bonus awards under Non-Equity Incentive Plan Compensation. We have no pension or deferred compensation plans to which we contribute.
2)	This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2008 fiscal year for the fair value of option awards granted in fiscal 2007 and 2008, in accordance with SFAS 123R. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service- based vesting conditions. The fair value of the option award was calculated using the closing price of our common stock on the date of grant. For additional information, refer to note 12 of our financial statements in the Form 10-K for the year ended June 30, 2008. Amounts in this column reflect our accounting expense for these awards and do not correspond to the actual value that will be recognized by the named executive officers.
3)	Amounts in this column represent a discretionary bonuses approved by our Board of Directors in fiscal 2008 and 2007 for the named executive officers.
4)	This represents directors fees received during the corresponding fiscal year.
5)	This represents commission paid on orders received prior to fiscal 2007.

The recognized stock-based compensation expense listed as Option Awards for Mr. Spink in the above Summary Compensation table was derived from option awards made on January 5, 2007 at an exercise price of $1.10 per share, receiving 15,000 options as our Chief Executive Officer and 20,000 options as director and Chairman of the Board, together with an award of 20,000 options as a director made on December 11, 2007 at an exercise price of $0.84.

The recognized stock-based compensation expense listed as Option Awards for Mr. van Everdingen in the above Summary Compensation table was derived from option awards made on January 5, 2007 at an exercise price of $1.10 per share, receiving 15,000 options as our President and Secretary-Treasurer and 20,000 options as a director, together with an award of 20,000 options as a director made on December 11, 2007 at an exercise price of $0.84.

The recognized stock-based compensation expense listed as Option Awards for Mr. Gimpel in the above Summary Compensation Expense table was derived from an option award made on January 5, 2007 at an exercise price of $1.10 per share.

The options reflected in the above Summary Compensation table as having been granted to Messrs. Spink and van Everdingen, in their respective capacities as members of our board were immediately exercisable upon their grant date. The options reflected therein as having been granted to Messrs. Spink, van Everdingen and Gimpel, in their respective capacities as employees will not become exercisable prior to January 5, 2010.

None of our current executive officers are employed pursuant to an employment agreement.

Outstanding Equity Awards at June 30, 2008

	Number of Shares	Number of Shares
	Underlying	Underlying	Exercise	Expiration
	Unexercised Options	Unexercised Options	Price	Date
	Exercisable	Unexercisable (1)

Edward F. Spink	12,500	--	$0.28	12/11/2008
	35,000	--	$0.75	10/31/2010
	20,000	15,000	$1.10	1/05/2012
	20,000	--	$0.84	12/11/2015

Egbert Q. van Everdingen	15,000	--	$0.75	10/31/2010
	20,000	15,000	$1.10	1/05/2012
	20,000	--	$0.84	12/11/2015

Richard C. Gimpel	5,000		$0.75	10/31/2010
	--	12,500	$1.10	1/05/2012

1) Options vest on January 5, 2010.

Compensation of Directors

	Fees Earned or
	Paid in Cash	Option Awards (1)	All Other Compensation	Total

Donald R. Spink	$11,815	$10,400	$ --	$ 22,215
Julien J. Hradecky	$11,815	$10,400	$ --	$ 22,215
Richard R. Hurd	$12,800	$10,400	$ 14,004 (2)	$ 37,204
Ken Kivenko	$12,307	$ 10,400	$ --	$ 22,707
Andrew T. Meikle	$12,800	$ 10,400	$ --	$ 23,200
Glen O. Wright	$12,307	$ 10,400	$ --	$ 22,707

1)	This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2008 fiscal year for the fair value of option awards granted in fiscal 2008, in accordance with SFAS 123R. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. The fair value of the option award was calculated using the closing price of our common stock on the date of grant. For additional information, refer to note 12 of our financial statements in the Form 10-K for the year ended June 30, 2008. See the Grants of Plan-Based Awards Table below for information on stock awards made in 2008. Amounts in this column reflect our accounting expense for these awards and do not correspond to the actual value that will be recognized by the directors.
2)	This represents consulting fees paid for advisory services provided to our executive officers in fiscal 2008.

During the fiscal year ended June 30, 2008, all of our directors were each paid $500 (CAD for all board members, except Mr. Hurd who is in USD) for each board meeting attended and our non-executive directors were paid $2,500 per quarter and $250 for each committee meeting attended. All of our directors are periodically granted stock options, typically on a yearly basis. Non-executive directors receive reimbursement of out-of-pocket expenses incurred for each board meeting or committee meeting attended. During the fiscal year ended June 30, 2008, there was a grant of 20,000 options to each director, which vested immediately, had an exercise price of $0.84 and an expiry date of December 11, 2015.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of September 15, 2008 the shares of our common stock beneficially owned by each person who, to our knowledge, is the holder of 5% or more of our common stock, by each of our directors, by the Named Officers and by all of our executive officers and directors as a group.

Name and Address of Beneficial Owner or Identity or	Number of Shares		Approximate Percentage
Group*	Beneficially Owned (1)		of Class
Dr. Donald R. Spink, Sr.	1,353,070	(3) (4)	8.3%
Edward F. Spink	1,176,968	(2) (5)	7.2%
Egbert Q. van Everdingen	366,120	(2) (6)	2.2%
Richard H. Hurd	106,673	(4)	**
Julien J. Hradecky	244,423	(4)	1.5%
Glen O. Wright	60,000	(4)	**
Andrew T. Meikle	60,000	(4)	**
Ken Kivenko	47,000	(7)	**
Richard C. Gimpel	35,625	(8)	**
Heartland Advisors, Inc.(10)	1,250,000		7.6%
Bard Associates, Inc. (11)	1,544,475		9.4%
All Executive Officers and Directors as a group (12 persons)	3,624,290	(9)	22.1%

(*)	Unless otherwise indicated, address of each person is c/o TurboSonic Technologies, Inc. 550 Parkside Drive, Suite A-14, Waterloo, Ontario, N2L 5V4, Canada.
(**)	Less than 1%.
(1)	Unless otherwise indicated, all persons named below have sole voting and investment power over listed shares.
(2)	Includes shares of TurboSonic Canada Inc., a wholly owned subsidiary of our company, which by their terms are convertible at any time into a like number of shares of Common Stock of our company ("TurboSonic Canada Shares").
(3)	Includes 792,609 TurboSonic Canada Shares owned by Canadian numbered corporation, over which shares Dr. Spink exercises voting control.
(4)	Includes 60,000 shares issuable upon exercise of vested options.
(5)	Includes 87,500 shares issuable upon exercise of vested options.
(6)	Includes 55,000 shares issuable upon exercise of vested options
(7)	Includes 40,000 shares issuable upon exercise of vested options.
(8)	Includes 5,000 shares issuable upon exercise of vested options.
(9)	Includes 567,500 shares issuable upon exercise of vested options.
(10)	Pursuant to a Schedule 13G filed on February 8, 2008, Heartland Advisors, Inc., an investment adviser, and William J. Nasgovitz have shared power to direct the disposition of, and the vote of, 1,250,000 shares. The address of the beneficial owner is 789 North Water St., Milwaukee, WI 53202.
(11)	Pursuant to a Schedule 13G filed on February 8, 2008, Bard Associates, Inc. , an investment adviser, has the sole power to direct the disposition of 1,544,475 shares and the sole power to direct the vote of 125,000 shares. The address of the beneficial owner is 135 South LaSalle St., Suite 2320, Chicago, IL 60603.

Securities Authorized for Issuance Under Equity Compensation Plans:

The following table provides information as of June 30, 2008 about our equity compensation plans:

	Number of Securities to	Weighted Average –
	be Issued upon Exercise	Exercise Price of	Number of Securities
	of Outstanding Options,	Outstanding Options,	Remaining Available
Plan Category	Warrants and Rights	Warrants and Rights	for Future Issuance

Equity compensation plans approved by security holders: -
- 2008 Stock Plan	160,000	$ 0.8400	640,000
Equity compensation plans approved by security holders: -
- 2003 Stock Plan	442,500	$ 1.0051	50,000
Equity compensation plans not approved by security holders:
- 2000 Stock Plan	147,999	$0.7103	41,688

	750,499	$0.9184	731,688

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

The 2000 Plan, adopted by us on February 9, 2000, is administered by the Board of Directors, which determines to whom such stock rights may be granted, at which times the stock rights shall be granted and the time or times when each option shall become exercisable and the duration of the exercise period. The exercise price per each non-qualified option granted under the 2000 Plan shall be not less than the fair market value per share of common stock on the date of such grant. The stock, subject to stock rights, shall be authorized but unissued shares of our common stock or shares of common stock reacquired by us in any manner. The aggregate number of shares that may be issued, pursuant to the 2000 Plan, is 937,500, of which 147,999 have been granted and remain outstanding, and 747,813 have been granted and exercised.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Our Board of Directors has determined that Andrew T. Meikle, Richard H. Hurd, Julien J. Hradecky, Glen O. Wright and Ken Kivenko, who collectively constitute a majority of the members of our board of directors, each meets the general independence criteria set forth in the Nasdaq Marketplace Rules.

There has not been any transaction since July 1, 2007, and there are no currently proposed transactions, between us and any "related person" as defined in the rules of the SEC in which the amount involved exceeds $120,000.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees for professional services provided by our principal independent auditors in each of the last two fiscal years, in each of the following categories are as follows:

Fees billed by Deloitte & Touche LLP:	2008	2007
Audit fees	$80,143	$--
Audit-related fees	$6,431	$--
Tax fees	$--	$--
All other fees	$16,029	$--

	$102,603	$--

Fees billed by Mintz & Partners LLP:	2008	2007
Audit fees	$--	$74,142
Audit-related fees	$--	$--
Tax fees	$7,322	$5,575
All other fees	$8,014	$28,877

	$15,336	$108,594

Audit fees services include fees associated with the annual audit, assistance with and review of documents filed with the Securities and Exchange Commission. Audit-related fees principally consist of audit-related consultation. Tax fees include tax compliance and tax consultations. All other fees include quarterly reviews of our 10-QSB filings and general accounting consultations.

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

Change of Auditor

Effective January 29, 2008, the public accounting practice of Mintz & Partners LLP ("Mintz"), our independent accountant who audited the consolidated financial statements for our fiscal years ending June 30, 2007, 2006 and 2005 was acquired by Deloitte & Touche LLP ("Deloitte").

Our future audit opinions will be provided by Deloitte.

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, incorporated by reference herein:

Exhibit Number	Exhibit Description

3.1	Certificate of Incorporation of TurboSonic Technologies (1)
3.2	Certificate of Amendment of Certificate of Incorporation of TurboSonic Technologies (2)
3.3	Certificate of Correction of Certificate of Amendment of TurboSonic Technologies (3)
3.4	Certificate of Designation, Number, Powers, Preferences and Relative, Participating, Optional, and other Special Rights and the Qualifications, Limitations, Restrictions, and other distinguishing characteristics of Special Voting Preferred Stock (2).
3.5	By-laws, as amended, of TurboSonic Technologies (2)
4.1	Form of certificate evidencing share of common stock (2)
10.1 *	2000 Stock Plan (4)
10.2 *	2003 Stock Plan (5)
10.3*	2008 Stock Plan (6)
10.4	Securities Purchase Agreement dated April 21, 2006 among ourselves and two institutional investors, inclusive of Exhibit A and B thereto, being, respectively, a Registration Rights Agreement among ourselves and such investors and a form of Common Stock Purchase Warrant (7)
10.5	Letter Agreement dated January 14, 2008 by and between TurboSonic Inc. and Canadian Imperial Bank of Commerce (8)
10.6	Security Agreement dated April 21, 2008 by and between TurboSonic Inc. and Canadian Imperial Bank of Commerce (8)
10.7	Security Agreement dated April 21, 2008 by and between TurboSonic Technologies and Canadian Imperial Bank of Commerce (8)
10.8	Guaranty dated as of April 21, 2008 by and between TurboSonic Technologies and Canadian Imperial Bank of Commerce (8)
14.1	Code of Ethics (7)
21.1	Subsidiaries of TurboSonic Technologies
23.1	Consent of Mintz & Partners LLP
23.2	Consent of Deloitte & Touche LLP
31.1	Rule 13a-14(a)/15d-14(a) Certifications
32.1	Section 1350 Certifications
99.1	Full Year Operating Results Press Release issued September 22, 2008

* Compensatory Plan

(1)	Filed on April 9, 1993, as an exhibit to our Registration Statement on Form S-1 (File Number 33-60856) and incorporated herein by reference.
(2)	Filed on November 18, 1997 as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended April 30, 1996 and incorporated herein by reference.
(3)	Filed on September 30, 2002 as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2002 and incorporated herein by reference.
(4)	Filed on March 19, 2001 as an exhibit to our Registration Statement on Form S-8 (File Number 333-57248) and incorporated herein by reference.
(5)	Filed on November 12, 2002 as an exhibit to our proxy statement for the 2002 annual meeting, and incorporated herein by reference.
(6)	Filed on November 6, 2007 as an exhibit to our proxy statement for the 2007 annual meeting, and incorporated herein by reference.
(7)	Filed on April 25, 2006 as an exhibit to our Current Report on Form 8-K dated April 24, 2006 and incorporated herein by reference.
(8)	Filed on July 25, 2008 as an exhibit to our Current Report on Form 8-K dated June 27, 2008 and incorporated herein by reference

REPORT OF INDEPENDENT REGISTERED CHARTERED ACCOUNTANTS

To the Board of Directors and Stockholders of
TurboSonic Technologies, Inc.

We have audited the accompanying consolidated balance sheet of TurboSonic Technologies, Inc. and its subsidiaries (the "Company") as of June 30, 2008, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for the year ended June 30, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audit. The consolidated financial statements of the Company as at and for the year ended June 30, 2007 were audited by Mintz & Partners LLP who expressed an opinion without reservation on those statements in their report dated September 19, 2007.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of TurboSonic Technologies, Inc. and its subsidiaries as of June 30, 2008, and the results of their operations and their cash flows for the year ended June 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche, LLP
Independent Registered Chartered Accountants
Licensed Public Accountants
Toronto, Canada
September 16, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
TurboSonic Technologies, Inc.

We have audited the accompanying consolidated balance sheet of TurboSonic Technologies, Inc. and Subsidiaries as of June 30, 2007 and the related consolidated statements of income and comprehensive income, shareholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TurboSonic Technologies, Inc. and Subsidiaries as of June 30, 2007, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

/s/ Mintz & Partners LLP
Chartered Accountants
Licensed Public Accountants
Toronto, Canada
September 19, 2007

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES
Incorporated Under the Laws of Delaware, United States

CONSOLIDATED BALANCE SHEETS

	As at June 30	[expressed in United States dollars]

		2008	2007
		$	$

	ASSETS
	Current
	Cash and cash equivalents	3,190,181	2,452,710
	Accounts receivable [note 4]	2,209,979	1,605,489
	Retentions receivable	188,193	67,120
	Inventories [note 5]	118,437	127,135
	Deferred contract costs and unbilled revenue [note 6]	1,011,625	1,367,777
	Income taxes recoverable	17,302	--
	Other current assets	79,498	118,926
	Total current assets	6,815,215	5,739,157
	Property and equipment, less accumulated depreciation
	and amortization [note 7]	311,342	479,120
	Goodwill [note 8]	398,897	398,897
	Deferred income taxes [note 13]	774,959	461,729
	Other assets	13,916	13,897
		1,499,114	1,353,643
	Total assets	8,314,329	7,092,800

	LIABILITIES AND SHAREHOLDERS’ EQUITY
	Current
	Accounts payable	1,119,082	1,105,013
	Accrued charges [note 9]	534,164	459,565
	Long-term debt, current portion [note 10]	10,373	9,741
	Income taxes payable	--	21,123
	Unearned revenue and contract advances [note 6]	2,290,095	688,535
	Total current liabilities	3,953,714	2,283,977
	Long term debt [note 10]	10,535	20,045
		3,964,249	2,304,022
	Commitments and contingencies [note 11]
	Shareholders’ equity [note 12]
	Share capital
	Authorized
30,000,000	common shares, par value $0.10 per share
1,500	preferred shares, no par value
Issued
14,289,950	common shares [2007 – 12,601,950]
840,104	common shares reserved for the conversion of
	the subsidiary’s Class B exchangeable shares
	[2007 – 2,528,104]	2,549,446	2,549,446
	Additional paid-in capital	3,517,998	3,396,301
		6,067,444	5,945,747
	Accumulated other comprehensive income	592,577	489,978
	Accumulated deficit	(2,309,941)	(1,646,947)
	Total shareholders’ equity	4,350,080	4,788,778
	Total liabilities and shareholders’ equity	8,314,329	7,092,800

	See accompanying notes

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES
Incorporated Under the Laws of Delaware, United States

CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME

Years ended June 30	[expressed in United States dollars]

	2008	2007
	$	$

CONTRACT REVENUE AND SALES
OEM systems revenue	10,448,994	18,663,338
Aftermarket revenue	3,819,290	4,230,015
	14,268,284	22,893,353

CONTRACT COSTS AND COST OF SALES
OEM systems contract costs and costs of sales	8,516,319	15,611,359
Aftermarket contract costs and cost of sales	2,187,158	2,448,145
	10,703,477	18,059,504
Gross margin	3,564,807	4,833,849

EXPENSES
Selling, general and administrative	4,262,917	3,542,868
Research and development expense [note 14]	149,637	432,298
Depreciation and amortization	185,927	161,153
	4,598,481	4,136,319

(Loss) income from operations	(1,033,674)	697,530
Interest income	55,837	144,278
Interest (expense)	(131)	(2,595)
(Loss) income before provision for income taxes	(977,968)	839,213
(Recovery of) income taxes [note 13]	(314,974)	(442,249)
Net (loss) income	(662,994)	1,281,462
Other comprehensive income:
Foreign currency translation adjustment	102,599	87,316
Comprehensive (loss) income	(560,395)	1,368,778

Basic (loss) earnings per share [note 15]	($0.04)	$0.09
Diluted (loss) earnings per share [note 15]	($0.04)	$0.09

Basic weighted average number of shares [note 15]	15,130,054	14,933,087
Diluted weighted average number of shares [note 15]	15,130,054	15,055,748

See accompanying notes

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES
Incorporated Under the Laws of Delaware, United States

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years ended June 30				[expressed in United States dollars]

					Accumulated
	Common shares		Additional		other	Total
	[Note 12]		paid-in	Accumulated	comprehensive	shareholders’
	Shares	Amount	capital	deficit	Income	equity
	#	$	$	$	$	$

Balance – June 30, 2006	14,538,178	2,490,258	3,102,229	(2,928,409)	402,662	3,066,740
Net income	—	—	—	1,281,462	—	1,281,462
Stock-based compensation
[note 12]	—	—	120,819	—	—	120,819
Translation adjustment	—	—	—	—	87,316	87,316
Issuance of shares [note 12]	591,876	59,188	173,253	—	—	232,441

Balance – June 30, 2007	15,130,054	2,549,446	3,396,301	(1,646,947)	489,978	4,788,778
Net (loss)	—	—	—	(662,994)	—	(662,994)
Stock-based compensation
[note 12]	—	—	121,697	—	—	121,697
Translation adjustment	—	—	—	—	102,599	102,599

Balance – June 30, 2008	15,130,054	2,549,446	3,517,998	(2,309,941)	592,577	4,350,080

See accompanying notes

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES
Incorporated Under the Laws of Delaware, United States

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended June 30	[expressed in United States dollars]

	2008	2007
	$	$

OPERATING ACTIVITIES
Net (loss) income	(662,994)	1,281,462
Add charges to operations not requiring a current cash payment:
Stock-based compensation expense [note 12]	121,696	120,819
Depreciation and amortization [note 7]	185,927	161,153
Gain on sale of property and equipment	--	(1,877)
Recovery of deferred income taxes	(314,974)	(459,969)
Net change in non-cash assets and liabilities related
to operations [note 16]	1,366,634	(4,211,383)
Cash provided by (applied to) operating activities	696,289	(3,109,795)

INVESTING ACTIVITIES
Purchase of property and equipment	(17,179)	(242,277)
Insurance proceeds - Inventory	30,264	--
Cash provided by (applied to) investing activities	13,085	(242,277)

FINANCING ACTIVITIES
(Repayment) of obligations under capital leases	(10,338)	(4,727)
Proceeds from issuance of common shares	--	248,650
Cash (applied) provided by financing activities	(10,338)	243,923

Effect of exchange rate changes on cash	38,435	54,216

Net cash provided (applied) during year	737,471	(3,053,933)
Cash and cash equivalents, beginning of year	2,452,710	5,506,643
Cash and cash equivalents, end of year	3,190,181	2,452,710

Supplemental cash flow information:
Interest paid	131	2,595
Interest received	47,966	141,724
Income taxes paid	44,976	19,061

See accompanying notes

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	Notes to Consolidated Financial Statements
Year ended June 30, 2008

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

Principles of consolidation

The consolidated financial statements include the accounts of our company and our wholly-owned and majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated on consolidation.

Inventories

Raw materials are valued at the lower of cost, on a first-in, first-out basis, and replacement cost.

Finished goods are valued at the lower of cost, on a first-in, first-out basis, and net realizable value. Net realizable value is defined as selling price less estimated selling costs.

Goodwill

Under Statement of Financial Accounting Standard ["SFAS"] No.142, goodwill is not being amortized but is subject to an annual impairment review [or more frequently if conditions dictate]. Since the adoption of SFAS No. 142 as at July 1, 2001, we have completed the transitional impairment test as at July 1, 2001 and annual impairment tests through April 1, 2008, to identify if there is any impairment to the goodwill using a fair value methodology by reporting unit [note 8].

Property and equipment

Property and equipment are recorded at cost. Depreciation and amortization are calculated on the straight-line method over the estimated useful lives of the assets as follows:

Office equipment	2 – 5 years
Other equipment	5 – 10 years
Leasehold improvements	shorter of lease term [5 – 6 years] or assets useful life

Revenues and long-term contracts

We derive revenue from long-term contracts which require performance [i.e., design, construction and performance testing] over a time span which may extend one or more accounting periods. For long-term contracts, we employ two methods of recognition – the percentage of completion method for virtually all of such projects being undertaken, and the completed contract method for contracts with significant uncertainty, such as the use of new technology. Aftermarket revenue is recorded when products are shipped, services are performed or billings are rendered, which approximates actual performance, and collection is reasonably assured.

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
Year ended June 30, 2008

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES continued

Cash and cash equivalents

We consider all highly liquid temporary cash investments with original maturities of three months or less when purchased, to be cash equivalents.

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

Retentions Receivable

Retentions receivable represents amounts withheld from progress billings by our customers and may not be paid to us until the completion of a project and, in some instances, for even longer periods. Retentions receivable may also be subject to restrictive conditions such as performance or fulfillment guarantees.

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

Investment tax credits

Investment tax credits are accrued when qualifying expenditures are made and there is reasonable assurance that the credits will be realized. Refundable investment tax credits earned with respect to current expenditures for qualified research and development activities are included in the statement of operations as a reduction of expenses. With respect to capital expenditures, these tax credits are applied to reduce the cost of the related capital assets. Non-refundable investment tax credits are recorded as a reduction of the provision for income taxes in the year in which a provision is recorded.

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

Advertising costs

All costs associated with advertising and promoting products are expensed as incurred. Advertising and promotion expense was $73,478 in 2008 [$71,200 in 2007].

Stock-based compensation

Effective the January 2006 quarter of fiscal 2006, we adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), "Share-Based Payment", which replaces SFAS No. 123, "Accounting for Stock-Based Compensation", and supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25). Under the modified prospective method, the Statement applies to all new awards and to awards modified, repurchased or cancelled after the effective date. Additionally, compensation cost for the unvested portion of awards as of the effective date is being recognized as the awards vest after the effective date.

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
Year ended June 30, 2008

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES continued

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

Use of estimates

The preparation of the consolidated financial statements, in accordance with generally accepted accounting principles in the United States of America, requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expense during the period. Actual results could differ from those estimates.

Impact of recently issued accounting standards

Accounting for Uncertainty in Income Taxes

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109," (FIN 48), FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return. On January 17, 2007, the FASB affirmed its previous decision to make FIN 48 effective for fiscal years beginning after December 15, 2006. Accordingly, FIN 48 is effective for us on July 1, 2007. Management has determined that the adoption of FIN 48 did not have a material impact on our consolidated financial statements. Claims under the Canadian "Scientific Research & Development" program for fiscal years 2008 and 2007 have yet to be submitted and no valuation is yet available.

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

Subsequently and as provided under FSP FAS 157-2, delayed application of FAS 157 is permitted for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 12, 2008, and interim periods within that fiscal year.

Fair Value Option for Financial Assets and Liabilities

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("Statement 159"). Statement 159 allows companies to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities at fair value (the "fair value option"). The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, all unrealized gains or losses in fair value for that instrument shall be reported in earnings at each subsequent reporting date. Statement 159 is effective for fiscal years that begin after November 15, 2007, which for us is our fiscal 2009. We do not currently plan to elect the fair value option.

Business Combinations

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), "Business Combinations" ("Statement 141R"). Statement 141R requires that, upon a business combination, the acquired assets, assumed liabilities, contractual contingencies and contingent liabilities, be recognized and measured at their fair value at the acquisition date. Statement 141R also requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred. In addition, Statement 141R requires that acquired in-process research and development be measured at fair value and capitalized as an indefinite-lived intangible asset, and it is therefore not subject to amortization until the project is completed or abandoned. Statement 141R also requires that changes in deferred tax asset valuation allowances and acquired income tax uncertainties that are recognized after the measurement period be recognized in income tax expense. Statement 141R is to be applied prospectively and is effective for business combinations in fiscal years beginning on or after December 15, 2008, which for us will be our fiscal 2010. Thus, while adoption is not expected to materially impact our financial position, results of operations or cash flows directly when it becomes effective on July 1, 2009 (the beginning of our fiscal 2010), it is expected to have a significant effect on the accounting for any acquisitions we make subsequent to that date.

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	Notes to Consolidated Financial Statements
Year ended June 30, 2008

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES continued

Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, "Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51" ("Statement 160"). Statement 160 requires that noncontrolling interests (previously referred to as minority interests) be clearly identified and presented as a component of equity, separate from the parent’s equity. Statement 160 also requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; that changes in ownership interest be accounted for as equity transactions; and that when a subsidiary is deconsolidated, any retained noncontrolling equity investment in that subsidiary and the gain or loss on the deconsolidation of that subsidiary be measured at fair value. Statement 160 is to be applied prospectively, except for the presentation and disclosure requirements (which are to be applied retrospectively for all periods presented) and is effective for fiscal years beginning after December 15, 2008, which for us is our fiscal 2010. We are currently evaluating the impact Statement 160 may have on our financial position, results of operations and cash flows.

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

As at June 30, 2008, we had three customers that comprised 54% of the total trade receivable balance and had three different customers that comprised 53% of the total trade receivable balance at June 30, 2007.

Our cash balances are maintained in one United States chartered bank, which is an AA rated financial institution. Our cash balances for the Canadian-based subsidiaries are maintained in two Canadian chartered banks, which are AA rated financial institutions.

Currency Risk

Currency risk is the risk to the company's earnings that arises from fluctuations of foreign exchange rates and the degree of volatility of these rates. The company does not use derivative instruments to reduce its exposure to foreign currency risk.

4. ACCOUNTS RECEIVABLE

	2008	2007
	$	$

Trade accounts receivable	2,237,411	1,632,701
Allowance for doubtful accounts	(27,432)	(27,212)
	2,209,979	1,605,489

Bad debt expense was $29,124 in 2008 and nil in 2007.

5. INVENTORIES

	2008	2007
	$	$

Finished goods	138,562	145,640
Reserve for obsolescence	(20,125)	(18,505)
	118,437	127,135

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	Notes to Consolidated Financial Statements
Year ended June 30, 2008

6. COST AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

	2008	2007
	$	$

Costs incurred on uncompleted contracts	24,828,506	31,909,286
Estimated earnings	3,156,233	6,502,626
	27,984,739	38,411,912
Less: billings to date	(29,263,209)	(37,732,670)
	(1,278,470)	679,242

Included in the accompanying balance sheets under the following captions:
	2008	2007
	$	$

Deferred contract costs and unbilled revenue	1,011,625	1,367,777
Unearned revenue and contract advances	(2,290,095)	(688,535)
	(1,278,470)	679,242

7. PROPERTY AND EQUIPMENT

		Accumulated	Net Book
	Cost	Depreciation	Value
2008	$	$	$

Office equipment	981,047	905,032	76,015
Other equipment	713,101	477,774	235,327
Leasehold improvements	68,067	68,067	--
	1,762,215	1,450,873	311,342

		Accumulated	Net Book
	Cost	Depreciation	Value
2007	$	$	$

Office equipment	937,384	803,520	133,864
Other equipment	866,587	527,053	339,534
Leasehold improvements	65,382	59,660	5,722
	1,869,353	1,390,233	479,120

Total depreciation and amortization incurred during fiscal 2008 was $185,927 [2007 - $161,153].

The total depreciation, included in the above amounts, for assets under capital leases during fiscal 2008 was $nil [2007 – $6,692].

The purchase of certain property and equipment was made through the use of capital leases. Property and equipment under capital leases, grouped as office equipment, at June 30 are as follows:

		Accumulated	Net Book
	Cost	Depreciation	Value
2008 and 2007	$	$	$

	141,412	141,412	0

8. GOODWILL

We completed our goodwill impairment testing as at April 1, 2008, as required by SFAS No. 142. Although we report on two business segments – OEM systems and Aftermarket, the unamortized goodwill relates only to the Aftermarket segment. We have concluded that there has not been impairment associated with the Aftermarket segment to the period ended June 30, 2008.

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

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	Notes to Consolidated Financial Statements
Year ended June 30, 2008

9. WARRANTY continued

	2008	2007
	$	$

Balance, beginning of year	94,143	89,858
Payments made	(2,285)	(4,278)
Provisions made	6,504	8,563
Balance, end of year	98,362	94,143

10. LONG-TERM DEBT OBLIGATIONS

In fiscal 2007, we entered into a 36 month vehicle loan, with an interest rate of 1.9%.

The following is a schedule of the future minimum loan payments:

	2008	2007
	$	$

Total minimum loan payments	21,325	30,717
Less amount representing interest	417	931
	20,908	29,786
Less current portion	10,373	9,741
Long-term portion	10,535	20,045

11. COMMITMENTS AND CONTINGENCIES

[a]

Operating leases

We have entered into operating leases, expiring through 2014, for office equipment and premises. Total minimum annual payments under these leases for the years after June 30, 2008 are as follows:

$

2009	120,484
2010	100,052
2011	86,907
2012	85,906
2013 and thereafter	86,023
479,372

Rental expense for office equipment and premises was $163,044 in 2008 [$123,690 in 2007].

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
Year ended June 30, 2008

11. COMMITMENTS AND CONTINGENCIES

[b]

Contingencies

Letters of Guarantee and Bonding

The following is a list of the outstanding standby letters of credit at June 30, 2008, together with the reason for issuance and the expiry dates:

Expiry Dates	Reason	$

August 18, 2008	Advance payment	24,300
December 5, 2008	Holdback	15,100
December 5, 2008	Holdback	24,400
April 30, 2009	Holdback	13,125
August 31, 2009	Holdback	187,609
December 9, 2009	Holdback	90,138
March 31, 2010	Holdback	48,839
April 30, 2010	Holdback	44,777
		448,288

At the time of negotiation of certain contracts, we are requested by our customers to provide performance and labor and material bonds. We had one performance bond and one labor and material bond outstanding with a face value of $1,793,350 and a projected material delivery completion date of August 2007. These bonds have since expired during fiscal 2008. Collateral for these bonds was provided by Export Development Canada on a paid-fee basis. We have agreed to fully indemnify Export Development Canada should there be any call on these bonds.

12. SHAREHOLDERS’ EQUITY

Common shares

We have total authorized share capital of 30,000,000 shares. In connection with our consolidation with Turbotak Technologies Inc., on August 27, 1997, the shareholders of Turbotak Technologies Inc. exchanged their shares for the Class B exchangeable shares of a wholly owned subsidiary of our company. These shares are exchangeable, at any time, at the election of the holders of such shares, into an equivalent number of common shares of our company. The Class B exchangeable shares have voting rights through a trustee. During fiscal 2008, 1,688,000 Class B exchangeable shares [38,460 in 2007] were exchanged for our common shares, leaving 840,104 Class B exchangeable shares outstanding as of June 30, 2008 [2,528,104 at June 30, 2007].

At the end of fiscal 2008, a total of 14,289,950 of our common shares and 840,104 Class B exchangeable shares of the subsidiary were outstanding.

Stock-based compensation

We instituted the 2000 stock plan [the"2000 Plan"] with the express purpose of encouraging our key employees, as well as other individuals who render services to us, by providing opportunities to participate in the ownership of our company. The plan provides for the grant of non-qualified options, stock awards and stock purchase rights. Collectively, these are referred to as stock rights. The 2000 Plan was not submitted to shareholders for approval.

A stock plan [the "2003 Plan"] was approved at a shareholders vote at our annual meeting held December 10, 2002. The 2003 Plan is on the same basis as the 2000 Plan.

A stock plan [the "2008 Plan"] was approved at a shareholders vote at our annual meeting held December 11, 2007. The 2008 Plan is essentially on the same basis as the 2000 and 2003 Plan [collectively the "Plans"] with one difference – commencing on December 11, 2007 and thereafter on the date of each successive annual meeting of shareholders during the term of the 2008 Stock Plan, each person who is elected or re-elected as a director of our company will be granted a non-qualified stock option to purchase 20,000 shares of our common stock at a purchase price per share of the Fair Market Value of a share of common stock on the date of grant of such options.

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

The stocks, subject to stock rights, shall be authorized but unissued shares of our common stock or shares of common stock reacquired by us in any manner. The aggregate number of shares that may be issued, pursuant to the Plans, is 937,500 [after the July 2005 5-for-4 stock split] under the 2000 Plan, 625,000 under the 2003 Plan and 800,000 under the 2008 Plan, subject to certain adjustments.

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	Notes to Consolidated Financial Statements
Year ended June 30, 2008

12. SHAREHOLDERS’ EQUITY continued

At the January 5, 2007 board meeting, options to purchase 140,000 shares of our common stock were awarded to the current directors from the 2003 Stock Plan and options to purchase 175,000 shares of our common stock were awarded to current employees (including executive officers) from the 2003 Stock Plan. Stock options to purchase 20,000 shares of our common stock were awarded to a new director from the 2003 Stock Plan at the February 8, 2007 board meeting. The options awarded to directors have an exercise price of $1.10 per share and $1.35 per share [Black-Scholes fair value $0.62 and $0.76], which was the market value at the close of business on January 5, 2007 and February 8, 2007, vest immediately and are exercisable for five years from the date of grant. The options awarded to employees have an exercise price of $1.10 per share [Black-Scholes fair value $0.70], which was the market value at the close of business on January 5, 2007, vest after three years and are exercisable for five years from the date of grant. These calculations were based on a volatility of 84.3%, risk-free interest rate of 4.31% and expected dividend yield of 0%. The volatility calculations are based upon the historical market price over a period equal to the life of the options awarded. The stock-based compensation expense for the options granted to directors was recognized in fiscal 2007 [$102,000]. The stock-based compensation expense for the options granted to employees is being recognized over the vesting period [$9,196 in the third quarter fiscal 2007 and $9,624 in subsequent quarters over the next three years].

At the December 11, 2007 board meeting, and as provided in the 2008 Stock Plan approved by shareholders on that date, options to purchase 160,000 shares of our common stock were awarded to the current directors from the 2008 Stock Plan. The options awarded to directors have an exercise price of $0.84 per share [Black-Scholes fair value $0.52], which was the market value at the close of business on December 11, 2007, vest immediately and are exercisable for eight years from the date of grant. These calculations were based on a volatility of 71.8%, risk-free interest rate of 4.39% and expected dividend yield of 0%. With this grant, there remain options to purchase 640,000 shares of our common stock in the 2008 Stock Plan. The stock-based compensation expense for the options granted to directors was recognized in fiscal 2008 [$83,200].

A summary of the significant assumptions used in calculating the fair value of our fiscal 2008 and 2007 stock option grants is as follows:

	Grant Date
	January 5, 2007	January 5, 2007	February 8, 2007	December 11, 2007
Expected dividends	0.00%	0.00%	0.00%	0.00%
Expected volatility	84.30%	84.30%	84.30%	71.80%
Risk-free interest rate	4.31%	4.31%	4.31%	4.39%
Expected term (years)	3.00	4.00	3.00	5.00
Stock price on date of grant	$1.10	$1.10	$1.35	$0.84
Number of stock options granted	140,000	175,000	20,000	160,000
Fair value per option on date of grant	$0.62	$0.76	$0.70	$0.52

A summary of the status of stock options under our 2000, 2003 and 2008 Stock Plans as at June 30, 2007 and changes during fiscal 2008, is as follows:

				Weighted
				Average
		Weighted	Weighted	Remaining	Aggregate
		Average	Average Grant	Contractual	Intrinsic
	Shares	Exercise Price	Date Fair Value	Life (In Years)	Value
Stock options outstanding at June 30, 2007	612,999	$0.9398	$0.5678
Stock options forfeited or expired	(22,500)	$0.9444	$0.6089
Stock options granted	160,000	$0.8400	$0.5200
Stock options exercised	0	$0.0000	$0.0000
Stock options outstanding at June 30, 2008	750,499	$0.9184	$0.5564	3.9	$3,125
Stock options exerciseable at June 30, 2008	587,999	$0.8682	$0.5001	4.0	$0

The aggregate intrinsic value represents the total pre-tax intrinsic value or the aggregate difference between the closing price of our common stock on June 30, 2008 of $0.53 and the exercise price for in-the-money options that would have been received by optionees if all options had been exercised on June 30, 2008. There was no intrinsic value of options exercised during fiscal 2008 since none were exercised.

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	Notes to Consolidated Financial Statements
Year ended June 30, 2008

12. SHAREHOLDERS’ EQUITY continued

As of June 30, 2008, there was $58,184 of total unrecognized compensation expense related to nonvested stock options granted under our 2003 Stock Plan in fiscal 2007. This cost is expected to be recognized over a straight-line period of 19 months. The total fair value of stock options that vested during 2008 and 2007 was $83,200 and $100,800, respectively.

Warrants

In July 2005, we issued 125,000 warrants to purchase our common stock at a price of $0.584 to Capstone Investments as part of the investment banking agreement signed by the two parties. The warrants were scheduled to expire in July 2008, and were exercised in December 2006. Based upon the Black-Scholes calculation, stock-based compensation expense was recorded in fiscal 2006 for $31,250.

In April 2006, we issued a total of 500,000 warrants to purchase our common stock at a price of $1.40 to Dynamis Energy LLP and Dynamis Energy Ltd. as part of a private placement of 1,000,000 shares. The warrants expire April 2009. As well, a total of 170,000 warrants to purchase our common stock at a price of $1.15 were issued to Capstone Investments and Bristol Capital for their role in the private placement. The warrants expire April 2008. Based upon the Black-Scholes calculation, a charge against paid-in capital was recorded in fiscal 2006 for $92,004.

A summary of the warrant activity since June 30, 2006 is shown below:

	Number of shares	Weighted
	to be issued	average
	upon exercise	exercise
	of outstanding	price
	warrants	$
Balance, June 30, 2006	795,000	1.2182
Granted during the year	--	0.0000
Forfeited during the year	--	0.0000
Exercised during the year	(125,000)	0.5840
Balance, June 30, 2007	670,000	1.3015
Granted during the year	--	0.0000
Forfeited during the year	(170,000)	1.1500
Exercised during the year	--	0.0000
Balance, June 30, 2008	500,000	1.4000

The weighted average characteristics of warrants outstanding at June 30, 2008 are as follows:

Warrants outstanding				Warrants exercisable
Weighted
	Weighted	average			Weighted
	average	remaining			average
Exercise	exercise	contractual	Number	Number	exercise
price	price	life	outstanding	exercisable	price
$	$	[years]	#	#	$
1.4000	1.4000	0.8	500,000	500,000	1.4000
	1.4000		500,000	500,000	1.4000

13. INCOME TAXES

Details of the provision for income taxes are as follows:

		2008	2007
		$	$

Current:	- U.S.	218	44,400
	- Canadian	--	(24,928)
Total current taxes		218	19,472
Deferred:	- U.S.	46,571	(429,849)
	- Canadian	(361,763)	(31,872)
Total deferred taxes		(315,192)	(461,721)
Income tax provision		(314,974)	(442,249)

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	Notes to Consolidated Financial Statements
Year ended June 30, 2008

13. INCOME TAXES continued

Components of the current tax provision are as follows:

	2008	2007
	$	$

Provision for income tax based
on basic U.S. tax rates	32,183	360,085
Provision for income taxes based
on basic Canadian federal income tax rates	(209,922)	(5,141)
Provision for income taxes based
on basic Canadian provincial income tax rates	(141,293)	(19,787)
Provision for deferred income taxes based
on basic US income tax rates	46,571	(429,849)
Provision for deferred income taxes based
on basic Canadian federal and provincial
income tax rates	(361,763)	(31,872)
Benefit of deductible differences and
tax losses recognized during the year	319,250	(315,685)

	(314,974)	(442,249)

The tax impact of the European office is included in the tax calculations of the Canadian company as it is not a separate subsidiary.

The following is a summary of the statutory income tax rates used:

	2008	2007
	%	%

U.S.	34.0	34.0
Canadian federal	20.8	22.1
Canadian provincial	14.0	14.0

Income (loss) before provision for income taxes:
	2008	2007
	$	$

U.S.	81,710	928,486
Canadian	(1,059,678)	(89,273)
Income before provision for income taxes	(977,968)	839,213

Income taxes paid are as follows:
	2008	2007
	$	$

Canadian federal	—	—
Canadian provincial	—	2,597
U.S. federal	11,569	—
U.S. state	33,407	16,464
	44,976	19,061

Income tax refunds received are as follows:
	2008	2007
	$	$

Canadian federal	—	—
Canadian provincial	6,043	12,194
U.S. federal	—	—
U.S. state	—	—
	6,043	12,194

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	Notes to Consolidated Financial Statements
Year ended June 30, 2008

13. INCOME TAXES continued

We have unutilized operating losses in the United States of approximately $1,127,000 available for carry forward to reduce income taxes otherwise payable in future years. This amount includes purchased loss carry forwards of approximately $333,000, which, if not utilized, will expire in 2012. A total of $729,000 relating to prior year purchased operating losses was available to apply against current year income.

In Canada, we have unutilized operating losses of approximately $1,060,000. These expire in 2027.

As it is more likely than not that we will realize the benefits of deductible temporary differences, we are required under SFAS 109 to record deferred income tax assets. Deferred tax liabilities and assets are comprised of the following as at June 30:

	2008	2007
	$	$

Accounting under tax net book value	8,226	(2,124)
Reserves not currently deductible	35,528	34,004
Net operating loss carryforward	731,205	429,849
Total deferred tax assets	774,959	461,729
Valuation allowance for deferred tax assets	—	—
Net deferred tax asset (liabilities)	774,959	461,729

TurboSonic adopted the provisions of FASB Interpretation No. 48 "Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109" ("FIN 48") effective July 1, 2007. The income tax provision at June 30, 2007 reflects a full accounting of our tax filings and that no adjustments are required upon adoption of FIN 48. The Company is not currently under Internal Revenue Service, state, local or foreign jurisdiction tax examinations. We recognize interest and penalties, as estimated or incurred, as selling, general and administrative expense.

14. RESEARCH AND DEVELOPMENT EXPENSES

	2008	2007
	$	$

Expenses incurred	149,637	432,298
Tax recovery	--	--
	149,637	432,298

15. EARNINGS PER SHARE

The following table sets forth the computation of earnings per share. The effect of dilutive securities is included only when dilutive.

	2008	2007
	$	$
Numerator
Net (loss) income	(662,994)	1,281,462
Denominator
Denominator for earnings per share -
weighted average shares outstanding	15,130,054	14,933,087
Denominator for diluted earnings per share -
adjusted weighted average shares and assumed conversions	15,130,054	15,055,748
Basic (loss) earnings per share	($0.04)	$0.09
Diluted (loss) earnings per share	($0.04)	$0.09

For the fiscal year ended June 30, we incurred a $662,994 net loss, therefore, our 15,130,054 outstanding shares were treated as anti-dilutive shares. The dilutive loss per common share calculated for the fiscal year ended June 30, 2008 excludes the effect of 6,360 options outstanding. These amounts were excluded since their inclusion would be anti-dilutive.

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	Notes to Consolidated Financial Statements
Year ended June 30, 2008

16. SUPPLEMENTARY INFORMATION ON CASH FLOWS

	2008	2007
	$	$

Changes in non-cash assets and liabilities related to operations:
(Increase) in accounts receivable	(534,668)	(190,758)
(Increase) decrease in retentions receivable	(118,115)	(2,924)
Decrease (Increase) in inventories	15,016	(8,871)
Decrease (Increase) in deferred contract costs and unbilled revenue	398,416	(740,807)
(Increase) in income taxes receivable	(10,110)	(6,437)
Decrease (Increase) in other current assets	44,877	(12,551)
Decrease in other assets	123	72
(Decrease) in accounts payable	(35,478)	(24,436)
Increase (Decrease) increase in accrued charges	58,544	(98,030)
Increase (Decrease) in unearned revenue and contract advances	1,575,965	(3,146,506)
(Decrease) Increase in income taxes payable	(27,936)	19,865
	1,366,634	(4,211,383)

17. SEGMENTED INFORMATION

We offer a range of products and systems, incorporating diverse technologies, to address the industrial process, air pollution control and other environmental management needs of our customers. We report to shareholders on the two business segments into which management classifies the business – OEM systems and Aftermarket.

There are no inter-segment sales, transfers or profit or loss.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

Contract revenue and sales are broken down geographically as follows:

	2008	2007
	$	$

United States	11,805,700	19,445,400
Canada	726,400	1,443,700
Asia	299,400	284,000
Europe	888,800	1,557,500
South and Central America	277,700	134,200
Other	270,284	28,553
	14,268,284	22,893,353

The long-lived assets of the two business segments are located in Canada and the US, except for intangible assets related to the wet electrostatic precipitator and certain nozzle technologies. These technologies are valued at zero, having been part of the Goodwill write-down in fiscal 2003. Sales to three customers accounted for 35% of our net revenues in the fiscal year ended June 30, 2008. One repeat customer accounted for 9% in 2008, as compared to 16% in 2007. Two different customers accounted for an additional 43% of our net revenues in the prior fiscal year. At June 30, 2008, we had three customers that comprised 54% of the total trade receivable balance and had three different customers that comprised 53% of the total trade receivable balance at June 30, 2007.

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	Notes to Consolidated Financial Statements
Year ended June 30, 2008

17. SEGMENTED INFORMATION continued

Industry segments

	OEM
	Systems	Aftermarket	Other	Total
2008	$	$	$	$

Contract revenue and sales
OEM systems	10,448,994	—	—	10,448,994
Aftermarket	—	3,819,290	—	3,819,290
Total contract revenue and sales	10,448,994	3,819,290	—	14,268,284
(Loss) income from operations	(1,386,126)	352,452	—	(1,033,674)
Interest income	40,891	14,946	—	55,837
Interest expense	(96)	(35)	—	(131)
(Loss) income before provision
for income taxes	(1,345,331)	367,363	—	(977,968)
(Recovery of) income taxes	(230,663)	(84,311)	—	(314,974)
Net (loss) income	(1,114,668)	451,674	—	(662,994)

Depreciation and amortization	130,149	55,778	—	185,678
Capital expenditures	11,930	5,113	—	17,043
Segment assets	3,724,112	1,382,734	3,190,181[1]	8,314,329
Property and equipment	233,507	77,836	—	311,342
Goodwill	—	398,897	—	398,897

1 – Cash and cash equivalents are not allocated between business segments
.
	OEM
	Systems	Aftermarket	Other	Total
2007	$	$	$	$
Contract revenue and sales
OEM systems	18,663,338	—	—	18,663,338
Aftermarket	—	4,230,015	—	4,230,015
Total contract revenue and sales	18,663,338	4,230,015	—	22,893,353
Income from operations	167,752	529,778	—	697,530
Interest income	117,620	26,658	—	144,278
Interest expense	(2,116)	(479)	—	(2,595)
Income before provision
for income taxes	283,256	555,957	—	839,213
(Recovery of) income taxes	(360,534)	(81,715)	—	(442,249)
Net income	643,790	637,672	—	1,281,462

Depreciation and amortization	112,807	48,346	—	161,153
Capital expenditures	148,800	93,477	—	242,277
Segment assets	3,572,565	1,067,525	2,452,710[1]	7,092,800
Property and equipment	412,105	67,015	—	479,120
Goodwill	—	398,897	—	398,897

1 – Cash and cash equivalents are not allocated between business segments.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TURBOSONIC TECHNOLOGIES, INC.

By:	/s/ Edward F. Spink
Edward F. Spink
Chief Executive Officer

Date:     September 24, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Capacity	Date

/s/ Edward F. Spink	Chief Executive Officer (Principal Executive Officer)	September 24, 2008
Edward F. Spink	and Director

/s/ Egbert Q. van Everdingen	President, Secretary, Treasurer and Director	September 24, 2008
Egbert Q. van Everdingen

/s/ Carl A. Young	Chief Financial Officer	September 24, 2008
Carl A. Young	(Principal Financial Officer)

/s David J. Hobson	VP Finance and Administration	September 24, 2008
David J. Hobson	(Principal Accounting Officer)

/s/ Richard H. Hurd	Director	September 24, 2008
Richard H. Hurd

/s/ Donald R. Spink, Sr.	Director	September 24, 2008
Dr. Donald R. Spink, Sr.

/s/ Julien J. Hradecky	Director	September 24, 2008
Julien J. Hradecky

/s/ Glen O. Wright	Director	September 24, 2008
Glen O. Wright

/s/ Andrew T. Meikle	Chairman of the Board	September 24, 2008
Andrew T. Meikle

/s/ Ken Kivenko	Director	September 24, 2008
Ken Kivenko