Form 10-Q
period 2008-09-30
TURBOSONIC TECHNOLOGIES INC
filed 2008-11-14
CIK 900393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Yes ☒                         No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. :

Large accelerated filer ☐          Accelerated filer ☐          Non-accelerated filer ☐          Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                   No ☒

As of October 31, 2008, there were 15,130,054 shares of common stock outstanding.

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	(unaudited)	Form 10-Q

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES

FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2008

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements
Consolidated Condensed Statements of Income and Comprehensive Income (unaudited) for the Three Month Periods Ended September 30, 2008 and 2007
Consolidated Condensed Balance Sheets (unaudited) at September 30, 2008 and June 30, 2008
Consolidated Condensed Statements of Cash Flows (unaudited) for the Three Month Periods Ended September 30, 2008 and 2007
Notes to Consolidated Financial Statements (unaudited)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4. Controls and Procedures

PART II
OTHER INFORMATION

Item 1. Legal Proceedings
Item 1A. Risk Factors
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 3. Defaults upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	(unaudited)	Form 10-Q

PART I: FINANCIAL INFORMATION

ITEM 1

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (LOSS)
AND COMPREHENSIVE INCOME (LOSS)
United States dollars

	For the Three	For the Three
	Months Ended	Months Ended
	September 30,	September 30,
	2008	2007
	$	$
CONTRACT REVENUE AND SALES
OEM systems revenue	4,236,098	2,228,595
Aftermarket revenue	810,053	1,032,981
	5,046,151	3,261,576

CONTRACT COSTS AND COST OF SALES
OEM systems contract costs and costs of sales	3,355,777	2,005,487
Aftermarket contract costs and costs of sales	449,934	669,993
	3,805,711	2,675,480
Gross profit	1,240,440	586,096

EXPENSES
Selling, general and administrative	1,113,231	928,558
Research and development	26,992	15,732
Depreciation and amortization	41,849	43,723
	1,182,072	988,013

Gain (loss) income from operations	58,368	(401,917)
Interest income	5,911	19,545
Income (loss) before provision for (recovery of) income taxes	64,279	(382,372)
Provision for (recovery of) income taxes [Note 4]	34,715	(145,160)
Net income (loss)	29,564	(237,212)

Other comprehensive income (loss):
Foreign currency translation adjustment	(70,570)	112,422
Comprehensive (loss) income	(41,006)	(124,790)

Weighted average number of shares	15,130,054	15,130,054
Diluted weighted average number of shares [Note 6]	15,136,727	15,130,054
Basic (loss) earnings per share [Note 6]	0.00	(0.02)
Diluted earnings per share [Note 6]	0.00	(0.02)

See accompanying notes

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	(unaudited)	Form 10-Q

CONSOLIDATED CONDENSED BALANCE SHEETS
United States dollars

		September 30, 2008	June 30, 2008
		$	$
ASSETS
Current assets:
Cash and cash equivalents		1,148,393	3,190,181
Accounts receivable, net of allowance for doubtful accounts of $25,853 and $29,143		5,052,188	2,209,979
Retentions receivable		751,550	188,193
Deferred contract costs and unbilled revenue [note 3]		1,399,706	1,011,625
Inventories		126,250	118,437
Income taxes receivable		20,873	17,302
Other current assets		56,259	79,498
Total current assets		8,555,219	6,815,215

Property and equipment, less accumulated depreciation and amortization		261,031	311,342
Goodwill		398,897	398,897
Deferred income taxes		727,351	774,959
Other assets		13,784	13,916
		1,401,063	1,499,114
Total assets		9,956,282	8,314,329

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable		2,019,798	1,119,082
Accrued charges [note 2]		722,936	534,164
Unearned revenue and contract advances [note 3]		2,877,267	2,290,095
Long-term debt, current portion		9,939	10,373
Total current liabilities		5,629,940	3,953,714

Long-term debt		7,627	10,535
		5,637,567	3,964,249

Stockholders' equity
Authorized share capital
30,000,000	common shares, par value $0.10 per share
1,500	preferred shares, no par value
Issued share capital [note 5]
14,289,950	common shares [14,289,950 at June 30, 2008]	2,549,446	2,549,446
840,104	common shares reserved for the conversion of the subsidiary's
	Class B exchangeable shares
Additional paid – in capital [note5]		3,527,622	3,517,998
		6,077,068	6,067,444
Accumulated other comprehensive income		522,007	592,577
Accumulated deficit		(2,280,360)	(2,309,941)
Total stockholders' equity		4,318,715	4,350,080
Total liabilities and stockholders' equity		9,956,282	8,314,329

See accompanying notes

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	(unaudited)	Form 10-Q

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
United States dollars

	For the Three	For the Three
	Months Ended	Months Ended
	September 30, 2008	September 30, 2007
	$	$
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	29,564	(237,212)
Add charges to operations not requiring a current cash payment:
Stock-based compensation	9,624	9,624
Depreciation and amortization	41,849	43,723
Deferred income tax	47,608	(181,243)
(Gain) on sale of fixed assets	(50)	--
Changes in non-cash assets and liabilities related to operations:
(Increase) decrease in contracts and accounts receivable:	(2,913,910)	3,596
(Increase) in retentions receivable	(565,506)	(45,098)
(Increase) in inventories	(12,937)	(13,720)
(Increase) decrease in income taxes recoverable	(3,618)	16,944
(Increase) in deferred contract costs and unbilled revenue	(402,947)	(176,024)
Decrease in other current assets	21,734	4,231
Increase in accounts payable and accrued charges	1,162,807	742,380
Increase (decrease) in unearned revenue and contract advances	633,523	(198,593)

Cash (applied to) operating activities	(1,952,259)	(31,392)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(4,423)	(6,199)
Disposition proceeds – fixed assets	841	--
Cash (applied to) investing activities	(3,582)	(6,199)

CASH FLOWS FROM FINANCING ACTIVITIES
(Repayment) of obligations under capital leases	(2,501)	(2,479)
Cash (applied to) provided by financing activities	(2,501)	(2,479)

Effect of exchange rate changes on cash	(83,446)	86,188

Cash (applied) provided during the period	(2,041,788)	46,118
Cash and cash equivalents – beginning of period	3,190,181	2,452,710
Cash and cash equivalents – end of period	1,148,393	2,498,828

Supplemental cash flow information:
Interest paid	(175)	233
Interest received	6,036	19,312
Income taxes paid	(15,928)	(16,367)

See accompanying notes

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	(unaudited)	Form 10-Q

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1: GENERAL

TurboSonic Technologies, Inc., directly and through subsidiaries (collectively "TurboSonic"), designs and markets integrated air pollution control, evaporative gas cooling/conditioning systems and liquid atomization technology to ameliorate or abate industrial environmental problems.

The unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the information and footnotes required in annual financial statements. The unaudited consolidated condensed financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the three-month period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the full year ending June 30, 2009. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2008.

SFAS No. 157, "Fair Value Measurements" ("SFAS 157") and SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159") became effective for TurboSonic on July 1, 2008. The adoption of SFAS 157 had no impact on our consolidated financial statements in the fiscal period ended September 30, 2008.

NOTE 2: WARRANTY

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

As part of the normal sale of OEM systems, we have provided our customers with product warranties. The warranties generally extend for twelve months from the date of start-up or eighteen months after shipment to the customer. The following summarizes the accrual of product warranties that is recorded as part of other accrued charges in the accompanying consolidated condensed balance sheets:

	For the Three	For the Three
	Months Ended	Months Ended
	September 30, 2008	September 30, 2007
	$	$

Opening balance	98,362	94,143
Payments made during the period	--	--
Warranty provision made during the period	--	--
Foreign exchange adjustments	(4,113)	6,671
Closing balance	94,249	100,814

NOTE 3: COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

	September 30, 2008	June 30, 2008
	$	$

Costs incurred on uncompleted contracts	29,796,118	24,828,506
Estimated earnings	4,078,074	3,156,233
	33,874,192	27,984,739
Less: Billings to date	(35,351,753)	(29,263,209)
	(1,477,561)	(1,278,470)

Included in accompanying consolidated condensed balance sheets under the following captions:
Deferred contract costs and unbilled revenues	1,399,706	1,011,625
Unearned revenue and contract advances	(2,877,267)	(2,290,095)
	(1,477,561)	(1,278,470)

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	(unaudited)	Form 10-Q

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4: INCOME TAXES

We believe our income tax provision at June 30, 2008 reflects a full accounting of our tax filings and that no adjustments are required with our adoption of FIN 48. We are not currently under Internal Revenue Service, state, local or foreign jurisdiction tax examinations. We recognize interest and penalties, as estimated or incurred, as selling, general and administrative expense.

For the three months ended September 30, 2008, we recorded a provision for taxes of $34,715 based on a pre-tax income of $64,279.

NOTE 5: SHARE CAPITAL

No options to purchase shares of our common stock were exercised in the first quarter of fiscal 2009 or during fiscal 2008.

No options were granted in the first quarter of fiscal 2009. At the December 11, 2007 annual meeting, the 2008 Stock Plan was approved by a vote of shareholders. This new plan, which will expire in 2017, allows for 800,000 shares of common stock to be available for issuance pursuant to option grants under this Plan. Pursuant to the 2008 Stock Plan, options to purchase 20,000 shares of common stock were granted to each of the eight directors (160,000 in total) of our company who were elected to serve at the December 11, 2007 annual meeting. The options awarded to directors have an exercise price of $0.84 per share [Black-Scholes fair value $0.52], which was the market value at the close of business on December 11, 2007, vested immediately and are exercisable for eight years from the date of grant. The stock-based compensation expense for the options granted to directors was recognized in the second quarter of fiscal 2008 [$83,200].

NOTE 6: EARNINGS PER SHARE

Basic earnings per share is calculated based on the weighted average shares of common stock outstanding during the period. Diluted earnings per share is calculated based on the weighted average shares of common stock outstanding, plus the dilutive effect of stock options and warrants outstanding, calculated using the treasury stock method.

NOTE 7: SEGMENT INFORMATION

	For the Three	For the Three
	Months Ended	Months Ended
	September 30, 2008	September 30, 2007
	$	$

Income (loss) before (recovery of) provision for income taxes:
- OEM systems	7,573	(408,178)
- Aftermarket	56,706	25,806
Total	64,279	(382,372)

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

NOTE 10: CREDIT FACILITY

During fiscal 2008, we arranged a credit facility with a major Canadian bank for a total of CAD 4.25 million. This facility included a demand operating line of CAD 1.5 million secured by our receivables, a demand credit for standby letters of credit for CAD 2.0 million secured by a general security agreement and guarantees where provided by Export Development Canada, on a fee-for-service basis, plus a demand credit for foreign exchange contracts for CAD 750,000. At September 30, 2008 we had standby letters of credit for approximately $423,988 in place with various customers in order to receive cash proceeds in line with customer-specified milestones. There were no drawdowns against the operating or foreign exchange credit lines at September 30, 2008.

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	(unaudited)	Form 10-Q

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-looking statements in this Report, including without limitation, statements relating to our plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that such forward-looking statements involve risks and uncertainties, such as our dependence on environmental regulation, the concentration of our revenues among a small group of customers, and economic downturns and other factors that may negatively affect our customers' demands for our products. These risks and uncertainties could cause actual results to differ materially from those expressed therein. In evaluating these statements, you should specifically consider the risks discussed in this report, our Annual Report on Form 10-K for the year ended June 30, 2008 and other reports or documents that we have filed from time to time with the SEC.

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

We conduct business in Canadian, US and European currency to accommodate customers and mitigate our exchange risk through matching the sales currency with the supplier currency, where practical, and by currency hedging through the use of forward foreign exchange contracts.

Results of Operation

As commented on in previous fiscal periods, court challenges to the implementation of the National Emission Standards for Hazardous Air Pollutants ("NESHAP") in the United States market has delayed order placement by companies intending to be compliant. The standards set by the Environmental Protection Agency ("EPA") under NESHAP for a particular source category (such as (i) plywood and composite wood and (ii) boilers and process heaters) is known as Maximum Achievable Control Technology ("MACT") standards. Plants subject to Wood MACT rules operated under an October 2008 compliance deadline, which did result in several OEM equipment orders in the second half of the 2008 fiscal year. New Boiler MACT rules in the US market for industrial steam and power generation are expected to be in force in calendar 2009, with a three-year compliance time frame. We believe we are well positioned for this market as we have a significant number of prior installations as a reference base for prospective purchasers..

We entered into several new equipment contracts in the first quarter of fiscal 2009 totaling $12.0 million, despite a downturn in several industries. A growing number of these contracts are for upgrades to previous evaporative gas cooling and wet electrostatic precipitator installations supplied by our competitors. The lower capital requirements for upgrading existing equipment over replacement with new equipment is expected to continue to have a positive impact on our revenues. Of note, our evaporative gas cooling system sales are primarily driven by process considerations and not by regulations alone. Significant savings in operating cost and reduced maintenance have been reported by certain of our customers as a consequence of their use of our proprietary designs.

In the current economic downturn we are closely monitoring our backlog orders for contract delays or cancellations, pursuing prospective orders that are driven by regulatory compliance obligations, and responding to foreign currency exchange advantages that arise as a consequence of upward movement of the US dollar. We have taken significant steps to mitigate economic cycles through expansion into the European Union, through widening our product offering, and through sales to diversified industry groups. Prospective customers continue to report intentions to place orders for air pollution control systems.

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	(unaudited)	Form 10-Q

We established an office in Milan, Italy in 2007 to diversify our market reach beyond North American economic and market cycles. Opportunities continue to grow in this market as a result of our growing sales network in conjunction with EU antipollution rules.

Order backlog has been building steadily since December 2007, enabling positive net income for our fourth quarter for 2008 and providing a strong start to fiscal 2009. The backlog of $5.7 million at June 30, 2008 has now grown to $15.1 million at September 30, 2008. Subsequent to September 30, 2008, three orders in progress, with a current outstanding value of approximately $2.2 million, were placed on hold by our customers. Two of these orders representing approximately 25% of the $2.2 million have now been delayed for 15 months. We anticipate a similar delay for the third order.

Three Months ended September 30, 2008 Compared with Three Months ended September 30, 2007

3 MONTH COMPARATIVE INCOME STATEMENTS AT SEPTEMBER 30, 2008 AND 2007

	2009		2008		Increase (Decrease)
	$	%	$	%	$	%
Contract revenue & sales
OEM Systems	4,236,098	84%	2,228,595	68%	2,007,503	90%
Aftermarket parts & retrofits	810,053	16%	1,032,981	32%	(222,928)	(22%)
	5,046,151	100%	3,261,576	100%	1,784,575	55%
Contract costs & cost of sales
OEM Systems	3,355,777	67%	2,005,487	61%	1,350,290	67%
Aftermarket parts & retrofits	449,934	9%	669,993	21%	(220,059)	(33%)
	3,805,711	75%	2,675,480	82%	1,130,231	42%
Gross profit
OEM Systems	880,321	17%	223,108	7%	657,213	295%
Aftermarket parts & retrofits	360,119	7%	362,988	11%	(2,869)	(1%)
	1,240,440	25%	586,096	18%	654,344	112%
Expenses
Selling, general & administrative	1,113,231	22%	928,558	28%	184,673	20%
Research & development costs	26,992	1%	15,732	1%	11,260	72%
Depreciation	41,849	1%	43,723	1%	(1,874)	(4%)
	1,182,072	24%	988,013	30%	194,059	20%

Income (loss) from operations	58,368	1%	(401,917)	(12%)	460,285	115%

Other (income) expense
Interest, net	5,911	0%	19,545	0%	(13,634)	(70%)

Income before taxes (EBT)	64,279	1%	(382,372)	(12%)	446,651	117%
Provision for (recovery of) income taxes	34,715	1%	(145,160)	(5%)	179,875	124%

Net income (loss)	29,564	0%	(237,212)	(7%)	266,776	112%

OEM systems revenue increased 90% for the three month period ended September 30, 2008 over the same period in fiscal 2008, due primarily to the sale of a Wet Electrostatic Precipitator (WESP) retrofit to the wood products industry (22% of increase), and evaporative cooling systems (78% of increase) to the cement industry.

The cost of sales for OEM systems increased 67% for the three month period ended September 30, 2008 over the same period in the prior year, which reflects the increased volume partially offset by lower contract costs when compared to the prior year. In 2007, two projects incurred significant cost over-runs that skews the comparison year-to-year.

As a result, gross profit on OEM systems in the first quarter of fiscal 2009 was 21% and in the same period in fiscal 2008 was 10%. Relative to total revenue for our company, OEM Systems gross profit was 17% in the first quarter of fiscal 2009 and 7% for the same period in fiscal 2008.

Aftermarket revenues decreased 22% for the three month period ended September 30, 2008 over the same period in the prior fiscal year due mostly to decreased evaporative cooling, wet scrubber and DeNox retrofit orders and shipments. We expect that this decrease in orders is temporary in nature.

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	(unaudited)	Form 10-Q

The cost of sales for Aftermarket products decreased 33% for the three month period ended September 30, 2008 over the same period in fiscal 2008, which reflects in a higher gross profit return of 44% in fiscal 2009 compared to 35% in fiscal 2008. This change was due to improved cost control by project management.

The gross profit attributable to Aftermarket fell from 11% on total revenue for the three month period ended September 30, 2007 to 7% in the same period in fiscal 2009 while the dollar value remained consistent. This percentage change was the result of the increase in OEM volume and profit in the current quarter.

The gross profit contribution from OEM systems in fiscal 2009 increased 295% over fiscal 2008, and Aftermarket gross profit contributions in fiscal 2009 declined 1% over fiscal 2008. This was due to the change in mix of revenues between the reporting segments and the improvement in cost controls within both segments.

Selling, general and administrative expenses increased $184,673 (20%) for the three-month period ended September 30, 2008 over the prior fiscal year. This increase is represented by changes in the following: salaries and benefits $32,431(+18%), consulting fees $7,800(+4%), European office expenses $134,909 (+73%) and press releases $9,533 (+5%). The increased salaries and benefits are attributable to scheduled increases. Increases in the European office expenses are due to an increase in staff and expenses in support of activity levels. As a percentage of total revenue, selling, general and administrative expenses were 22% for the three month period ended September 30, 2008 compared to 28% in the comparable period in fiscal 2008.

Income before taxes increased by $446,651 (117%) for the three-month period ended September 30, 2008 over the comparable period in the prior fiscal year. This increase reflects breakeven volumes and margins achieved in the first quarter of fiscal 2009 compared to losses recorded in the first quarter of fiscal 2008.

The decrease of $13,634 in interest earned is due to the lower cash balances experienced in fiscal 2009 versus those of fiscal 2008. Cash was being used in operations in the fiscal 2009 quarter to support the growth in contract activity.

Provision for income taxes for first three months of fiscal 2009 was $34,715 compared to an income tax recovery of $145,160 for the comparable period in 2007.

The foreign currency translation adjustment reflects the exchange values for Canadian dollar and Euro accounts on the balance sheet converted to US dollars. The statement of comprehensive income reflects a decrease in the carrying value of these accounts of $70,570 during the first three months of fiscal 2009 while the shareholders' equity carries the cumulative value of currency exchange for balance sheet accounts.

Liquidity and Capital Resources

Cash Summary	September 30, 2008	September 30, 2007
Cash (applied to) provided by:	$	$
Operations	(1,952,259)	(31,392)
Purchase of equipment	(4,423)	(6,199)
Disposition proceeds – Inventory	841	--
Repayment of capital leases	(2,501)	(2,479)
Foreign currency translation of cash	(83,446)	86,188
Net cash (applied) provided during the year	(2,041,788)	46,118
Cash beginning of year	3,190,181	2,452,710
Cash end of period	1,148,393	2,498,828

Working Capital Summary
Current assets	8,555,219	6,149,562
Current liabilities	5,629,940	3,003,581
Net working capital	2,925,279	3,145,981
Current ratio	1.52	2.05

Summary of Contracts in Progress
Contract value completed and to be invoiced	1,399,706	1,590,434
Contract advances invoiced	(2,877,267)	(516,739)
Net contracts in progress	(1,477,561)	1,073,695

Contract Backlog
Contract value to be recognized as revenue	15,100,000	2,800,000

In the three-month period ended September 30, 2008 over the prior comparable fiscal period in fiscal 2008, operations drew $1,952,424 in cash compared to the same fiscal period in 2008 when operations drew $31,392 in cash. The drawdown of cash in fiscal 2009 is due to increased contract volume and timing of contract completion.

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	(unaudited)	Form 10-Q

The working capital position returned to 1.52:1 in the three month period ended September 30, 2008 from an elevated 2.05:1 in the first quarter fiscal 2008 as contract volumes increased.

Our contract payment terms provide for funding the progression of work to the point of delivery. A final holdback amount is often dependent on commissioning, specified performance criteria or a fixed time of operations. At any point in time, the contracts in process with costs that exceed invoicing may be greater than the contracts that have been invoiced in advance of performance. At September 30, 2008, the net position of contracts in process is advance payments of $1,477,561 compared to September 30, 2007 with an investment of $1,073,695.

During 2008, we arranged a credit facility with a major Canadian bank for a total of CAD 4.25 million. At September 30, 2008 we had standby letters of credit for approximately $423,988 in place with various customers in order to receive cash proceeds consistent with customer-specified milestones. There were no drawdowns against the operating or foreign exchange credit lines at September 30, 2008.

Our backlog as at September 30, 2008 was approximately $15,100,000, compared to the September 30, 2007 backlog of $2,800,000. There are no assurances that backlog will be replicated, increased or converted at current value into revenues in the future.

In summary, we believe that we have sufficient capital resources to support anticipated operations through fiscal 2009. We do have contingent obligations for outstanding standby letters of credit (L/C) within our credit facility at September 30, 2008. We also have our full operating line of credit of CAD 1.5 million available at September 30, 2008.

ITEM 3: QUANTITATIVE AND QUALITATIVE INFORMATION ABOUT MARKET RISK

Foreign transactions are conducted in Canadian dollars, US dollars or Euro to accommodate customers and all reporting is prepared in US dollars. As a result, fluctuations in currency exchange rates may affect operating results. To mitigate currency exposure, we attempt to contract outsourcing, where practical, in the same currency as the sales contract or with fabricators where the all-in costs, including currency, are most favorable. We do not engage in trading market risk sensitive instruments that are likely to expose us to market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk , other than as noted. In the present currency market where the Canadian dollar has decreased relative to the US dollar, we have hedged an exchange of US currency for Canadian currency commencing in October 2008 to protect exchange gains that may occur over the next eight months.

We are currently not using any bank borrowing facility, other than outstanding standby letters of credit totaling $423,988 at September 30, 2008, that could subject us to the risk of interest rate fluctuations.

ITEM 4: CONTROLS AND PROCEDURES

Our management has carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15 (e) under the Securities Exchange Act of 1934) as of September 30, 2008. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2008.

There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	(unaudited)	Form 10-Q

PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

Not applicable.

ITEM 1A: RISK FACTORS

There have been no material changes in the risk factors from those disclosed in Item 1A of our annual report on Form 10-K for the year ended June 30, 2008.

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

Dated: November 14, 2008

TURBOSONIC TECHNOLOGIES, INC.

By: /s/ Carl A. Young
Carl A. Young
Chief Financial Officer