Form 10-Q
period 2008-12-31
TURBOSONIC TECHNOLOGIES INC
filed 2009-02-17
CIK 900393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended December 31, 2008

Commission file number 0-21832

TurboSonic Technologies, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	13-1949528
(State of incorporation)	(I.R.S. Employer
Identification Number)

550 Parkside Drive, Suite A-14,
Waterloo, Ontario, Canada
N2L 5V4
(Address of principal executive offices)

(519) 885-5513
(Registrant's telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes                         ☐  No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. :

☐ Large accelerated filer           ☐ Accelerated filer           ☐ Non-accelerated filer           ☒ Smaller reporting company

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes                    ☒ No

As of January 31, 2009, there were 15,130,054 shares of common stock outstanding.

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES

FORM 10-Q
FOR THE PERIOD ENDED DECEMBER 31, 2008

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements	3
Consolidated Condensed Statements of Income (Loss) and Comprehensive Income (Loss) (unaudited) for the Three Month and Six Month Periods Ended December 31, 2008 and 2007	3
Consolidated Condensed Balance Sheets (unaudited) at December 31, 2008 and June 30, 2008	4
Consolidated Condensed Statements of Cash Flows (unaudited) for the Six Month Periods Ended December 31, 2008 and 2007	5
Notes to Consolidated Condensed Financial Statements (unaudited)	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3. Quantitative and Qualitative Disclosures about Market Risk	14
Item 4. Controls and Procedures	14

PART II
OTHER INFORMATION

Item 1. Legal Proceedings	15
Item 1A. Risk Factors	15
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 3. Defaults upon Senior Securities	15
Item 4. Submission of Matters to a Vote of Security Holders	15
Item 5. Other Information	15
Item 6. Exhibits	15

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	(unaudited)	Form 10-Q

PART I: FINANCIAL INFORMATION

ITEM 1

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (LOSS)
AND COMPREHENSIVE INCOME (LOSS)
United States dollars

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	December 31,	December 31,	December 31,	December 31,
	2008	2007	2008	2007
	$	$	$	$
CONTRACT REVENUE AND SALES
OEM systems revenue	3,872,708	2,167,998	8,111,675	4,396,119
Aftermarket revenue	1,601,351	927,779	2,408,535	1,961,234
	5,474,059	3,095,777	10,520,210	6,357,353

CONTRACT COSTS AND COST OF SALES
OEM systems contract costs and costs of sales	2,976,769	1,725,382	6,332,546	3,730,869
Aftermarket contract costs and costs of sales	853,984	526,902	1,303,918	1,196,895
	3,830,753	2,252,284	7,636,464	4,927,764
Gross profit	1,643,306	843,493	2,883,746	1,429,589

EXPENSES
Selling, general and administrative	1,174,830	1,147,435	2,288,061	2,075,993
Research and development	16,025	48,140	43,017	63,872
Depreciation and amortization	31,218	47,939	73,067	91,662
	1,222,073	1,243,514	2,404,145	2,231,527

Income (loss) from operations	421,233	(400,021)	479,601	(801,938)
Interest income	3,971	11,390	9,882	30,935
Income (loss) before provision for (recovery of)
income taxes	425,204	(388,631)	489,483	(771,003)
Provision for (recovery of) income taxes [Note 4]	122,652	(110,702)	157,367	(255,862)
Net income (loss)	302,552	(277,929)	332,116	(515,141)

Other comprehensive income (loss):
Foreign currency translation adjustment	(165,739)	16,354	(236,309)	128,776
Comprehensive income(loss)	136,813	(261,575)	95,807	(386,365)

Weighted average number of shares	15,130,054	15,130,054	15,130,054	15,130,054
Diluted weighted average number of shares [Note 6]	15,136,780	15,130,054	15,136,088	15,130,054

Basic earnings (loss) per share [Note 6]	0.02	(0.02)	0.02	(0.03)
Diluted earnings (loss) per share [Note 6]	0.02	(0.02)	0.02	(0.03)

See accompanying notes

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	(unaudited)	Form 10-Q

CONSOLIDATED CONDENSED BALANCE SHEETS
United States dollars

	December 31, 2008	June 30, 2008
	$	$
ASSETS
Current assets:
Cash and cash equivalents	2,865,020	3,190,181
Accounts receivable, net of allowance for doubtful accounts of $25,291 and $29,143	4,093,544	2,209,979
Retentions receivable	460,135	188,193
Deferred contract costs and unbilled revenue [note 3]	623,221	1,011,625
Inventories	112,696	118,437
Income taxes receivable	32,021	17,302
Other current assets	45,641	79,498
Total current assets	8,232,278	6,815,215

Property and equipment, less accumulated depreciation and amortization	240,347	311,342
Goodwill	398,897	398,897
Deferred income taxes	540,086	774,959
Other assets	13,401	13,916
	1,192,731	1,499,114
Total assets	9,425,009	8,314,329

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	1,329,325	1,119,082
Accrued charges [note 2]	508,872	534,164
Unearned revenue and contract advances [note 3]	3,077,328	2,290,095
Long-term debt, current portion	8,684	10,373
Total current liabilities	4,924,209	3,953,714

Long-term debt	4,499	10,535
	4,928,708	3,964,249

Stockholders’ equity
Authorized share capital
30,000,000 common shares, par value $0.10 per share
1,500 preferred shares, no par value
Issued share capital [note 5]
14,289,950 common shares [14,289,950 at June 30, 2008]	2,549,446	2,549,446
840,104 common shares reserved for the conversion of the subsidiary’s
Class B exchangeable shares
Additional paid – in capital [note5]	3,568,412	3,517,998
	6,117,858	6,067,444
Accumulated other comprehensive income	356,268	592,577
Accumulated deficit	(1,977,825)	(2,309,941)

Total stockholders’ equity	4,496,301	4,350,080

Total liabilities and stockholders’ equity	9,425,009	8,314,329

See accompanying notes

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	(unaudited)	Form 10-Q

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
United States dollars

	For the Six	For the Six
	Months Ended	Months Ended
	December 31, 2008	December 31, 2007
	$	$

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	332,116	(515,141)
Add charges to operations not requiring a current cash payment:
Stock-based compensation	50,414	102,448
Depreciation and amortization	73,067	91,662
Deferred income tax	234,873	(335,123)
Changes in non-cash assets and liabilities related to operations:
(Increase) in accounts receivable:	(2,195,364)	(1,722,837)
(Increase) in retentions receivable	(280,046)	(550,986)
(Increase) decrease in inventories	(14,533)	14,260
(Increase) decrease in income taxes receivable	(14,710)	43,982
Decrease (increase) in deferred contract costs and unbilled revenue	318,006	(408,094)
Decrease in other current assets	27,450	45,375
Increase in accounts payable and accrued charges	414,982	705,721
Increase in unearned revenue and contract advances	987,287	1,553,290

Cash (applied to) operating activities	(66,458)	(975,443)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(50,488)	(6,385)
Disposition proceeds – property and equipment	778	--
Cash (applied to) investing activities	(49,710)	(6,385)

CASH FLOWS FROM FINANCING ACTIVITIES
(Repayment) of obligations under long-term debt	(4,637)	(5,118)
Cash (applied to) provided by financing activities	(4,637)	(5,118)

Effect of exchange rate changes on cash	(204,356)	64,223

Cash (applied) during the period	(325,161)	(922,723)
Cash and cash equivalents – beginning of period	3,190,181	2,452,710
Cash and cash equivalents – end of period	2,865,020	1,529,987

Supplemental cash flow information:
Interest paid	(230)	(442)
Interest received	10,062	88,297
Income taxes paid	(17,491)	(20,418)

See accompanying notes

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	(unaudited)	Form 10-Q

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1: GENERAL

TurboSonic Technologies, Inc., directly and through subsidiaries (collectively “TurboSonic”), designs and markets integrated air pollution control, evaporative gas cooling/conditioning systems and liquid atomization technology to ameliorate or abate industrial environmental problems.

The unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the information and footnotes required in annual financial statements. The unaudited consolidated condensed financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the six-month period ended December 31, 2008 are not necessarily indicative of the results that may be expected for the full year ending June 30, 2009. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2008.

“Statement of Financial Accounting Standards Board (“SFAS”) No. 157, “Fair Value Measurements” (”SFAS 157”) and SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (”SFAS 159”) became effective for TurboSonic as of July 1, 2008. The adoption of SFAS 157 has had an impact on our consolidated financial statements in the six-month period ended December 31, 2008. See note 10 to the accompanying consolidated condensed financial statements. The adoption of SFAS 159 has had no impact on our consolidated financial statements in the six-month period ended December 31, 2008.

NOTE 2: WARRANTY

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

As part of the normal sale of OEM systems, we have provided our customers with product warranties. The warranties generally extend for twelve months from the date of start-up or eighteen months after shipment to the customer. The following summarizes the accrual of product warranties that is recorded as part of other accrued charges in the accompanying consolidated condensed balance sheets:

	For the Six	For the Six
	Months Ended	Months Ended
	December 31,	December 31,
	2008	2007
	$	$

Opening balance	98,362	94,143
Payments made during the period	--	--
Warranty provision made during the	--
period		--
Foreign exchange adjustments	(16,014)	5,284
Closing balance	82,348	99,427

NOTE 3: COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

	December 31, 2008	June 30, 2008
	$	$

Costs incurred on uncompleted contracts	30,700,128	24,828,506
Estimated earnings	4,735,192	3,156,233
	35,435,320	27,984,739
Less: Billings to date	(37,889,427)	(29,263,209)
	(2,454,107)	(1,278,470)

Included in accompanying consolidated condensed balance sheets under the following captions:
Deferred contract costs and unbilled revenues	623,221	1,011,625
Unearned revenue and contract advances	(3,077,328)	(2,290,095)
	(2,454,107)	(1,278,470)

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	(unaudited)	Form 10-Q

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

For the six months ended December 31, 2008, we recorded a provision for taxes of $157,367 based on a pre-tax income of $489,483.

NOTE 5: SHARE CAPITAL

No options to purchase shares of our common stock were exercised in the first two quarters of fiscal 2009 or during fiscal 2008. 22,500 options were forfeited by departing employees in fiscal 2008, with no forfeitures recorded in the first two quarters of fiscal 2009.

No options were granted in the first quarter of fiscal 2009. Options to purchase 20,000 shares of common stock were granted under the 2008 Stock Plan to each of the seven directors (140,000 in total) of our company who were elected to serve at the December 11, 2008 annual meeting. The options awarded to our directors have an exercise price of $0.30 per share [Black-Scholes fair value $0.223], which was the market value of our common stock at the close of business on December 11, 2008, vested immediately and are exercisable for eight years from the date of grant. The stock-based compensation expense for the options granted to our directors was recognized in the second quarter of fiscal 2009 [$31,166].

At the December 11, 2007 annual meeting, the 2008 Stock Plan was approved by a vote of shareholders. This plan, which will expire in 2017, allows for 800,000 shares of common stock to be available for issuance pursuant to option grants under this Plan. Pursuant to the 2008 Stock Plan, options to purchase 20,000 shares of common stock were granted to each of the eight directors (160,000 in total) of our company who were elected to serve at the December 11, 2007 annual meeting. The options awarded to our directors have an exercise price of $0.84 per share [Black-Scholes fair value $0.52], which was the market value of our common stock at the close of business on December 11, 2007, vested immediately and are exercisable for eight years from the date of grant. The stock-based compensation expense for the options granted to our directors was recognized in the second quarter of fiscal 2008 [$83,200].

NOTE 6: EARNINGS PER SHARE

Basic earnings per share is calculated based on the weighted average shares of common stock outstanding during the period. Diluted earnings per share is calculated based on the weighted average shares of common stock outstanding, plus the dilutive effect of stock options and warrants outstanding, calculated using the treasury stock method.

NOTE 7: SEGMENT INFORMATION

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	December 31,	December 31,	December 31,	December 31,
	2008	2007	2008	2007
	$	$	$	$

Income (loss) before (recovery of)
provision for income taxes:
- OEM systems	134,924	(372,816)	144,963	(781,307)
- Aftermarket	290,280	(15,815)	344,520	10,304
Total	425,204	(388,631)	489,483	(771,003)

NOTE 8: CONTINGENT LIABILITY

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

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	(unaudited)	Form 10-Q

NOTE 9: CREDIT FACILITY

During fiscal 2008, we arranged a credit facility with a major Canadian bank for a total of CAD 4.25 million. This facility included a demand operating line of CAD 1.5 million secured by our receivables, a demand credit for standby letters of credit for CAD 2.0 million secured by a general security agreement and guarantees where provided by Export Development Canada, on a fee-for-service basis, plus a demand credit for foreign exchange contracts for CAD 750,000. This facility has been renewed for calendar 2009 with only minor modifications. At December 31, 2008 we had standby letters of credit for CAD 1,580,509 issued to various customers in order to receive cash proceeds in line with customer-specified milestones. There was also a $64,000 drawdown against the foreign exchange line of credit, in support of hedging contracts. There was no drawdown against the operating credit line at December 31, 2008.

NOTE 10: FAIR VALUE MEASUREMENT

We adopted SFAS 157 for our financial assets and liabilities effective July 1, 2008. SFAS 157 will be effective for our non-financial assets and liabilities beginning in fiscal 2010. SFAS 157 defines fair value as the price that would be received for an asset or paid to transfer a liability (exit price) in an orderly transaction between market participants in the principal or most advantageous market for the asset or liability. SFAS 157 classifies the inputs used to measure fair value into the following hierarchy:

Level 1: Quoted prices in active markets for identical assets or liabilities.

Level 2: Quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability.

Level 3: Unobservable inputs for the asset or liability.

We use foreign currency forward exchange contracts to manage certain foreign currency risks. These contracts offset changes in the amount of future cash flows associated with certain third-party and intercompany transactions denominated in foreign currencies expected to occur within the next two years (cash flow hedges) and changes in the fair value of certain assets and liabilities resulting from intercompany loans and other transactions with third parties denominated in foreign currencies. Our accounting method for derivative financial instruments is based upon the designation of such instruments as hedges under accounting principles generally accepted in the United States. It is our policy to execute such instruments with global financial institutions that we believe to be creditworthy and not to enter into derivative financial instruments for speculative purposes. All foreign currency forward exchange contracts are denominated in currencies of major industrial countries.

We value our foreign currency forward exchange contracts using a market approach, as described by SFAS 157. We use an internally developed valuation model based on inputs including forward and spot prices for currency and interest rate curves. We have not made any changes to our valuation techniques during the six months ended December 31, 2008.

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2008 were:

Significant Other
Observable Inputs
(Level 2)
Assets
Foreign currency forward exchange contracts	888,344
Liabilities
Foreign currency forward exchange contracts	900,000
Total Unrealized Gain (Loss)	(11,656)

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-looking statements in this Report, including without limitation, statements relating to our plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that such forward-looking statements involve risks and uncertainties, such as our dependence on environmental regulation, the concentration of our revenues among a small group of customers, and economic downturns and other factors that may negatively affect our customers’ demands for our products. These risks and uncertainties could cause actual results to differ materially from those expressed therein. In evaluating these statements, you should specifically consider the risks discussed in this report, our Annual Report on Form 10-K for the fiscal year ended June 30, 2008 and other reports or documents that we have filed from time to time with the SEC.

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

Initiatives for an improved environment are on worldwide grassroots and political agendas. We believe that the demand for the reduction and control of industrial air pollutants will both improve the environment and contribute to our revenue over the long term. We also believe that we are contributing significantly to the “greening” of the production process by mitigating its environmental impact. Our products are enabling customers to reduce energy consumption, operating costs, and their carbon footprint from CO2 emissions. Development of the biofuels market is expected to continue in response to the demand for “carbon-neutral” alternatives to non-renewable fuels. We are actively pursuing opportunities related to the production of alternative fuels as cellulosic ethanol, pelletizing, biodiesel and other biofuels processes are developed.

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

We perform all process engineering and the detailed design and specifications for all applicable structural, electrical, mechanical and chemical components of such systems. We subcontract the manufacturing of designs. When customer contracts include installation, we subcontract the service. Our project managers and quality assurance personnel supervise, and manage all aspects of our contracts to ensure we meet the performance criteria, as agreed with our customers.

We conduct business in Canadian, US and European currency to accommodate customers and seek to mitigate our exchange risk through matching the sales currency with the supplier currency, where practical, and by currency hedging through the use of forward foreign exchange contracts.

Results of Operation

In summary, our revenues have increased by $4,162,857 (65%) in the six months ended December 31, 2008 over the same period ending December 31, 2007. Gross profit, in these comparable periods, increased $1,454,157 (102%) and net income increased $847,257. Our backlog of orders at December 31, 2008 was approximately $13,800,000 compared to $5,700,000 at June 30, 2008 (an increase of $8,100,000 or 142%). Based on current trends, we believe that our full-year fiscal 2009 results will show a positive improvement over fiscal 2008.

The ‘green-push’ taking place worldwide has the declared support of the new US administration and we expect to benefit from strengthening EPA regulations and enforcement with continued demand for our products. We believe that industry diversification, including Alternate Energy & Biofuels, Oil Refining, Pulp & Paper, Metallurgical, Chemical, Wood and Cement, and geographic diversification between North America and Europe, offers an opportunity for enhanced sales as our products and systems are exposed to a larger market.

We continue to pursue opportunities through technical innovation in our line of products, market diversification, alliances, demand through the greening revolution, prudent management and a competent, effective work force in Canada, the USA and Italy. We believe that this strategy will keep us competitive, especially during the current difficult economic conditions.

The standards set by the US Environmental Protection Agency (“EPA”) under National Emission Standards for Hazardous Air Pollutants (“NESHAP”) for a specified source category (such as boilers and process heaters) are known as Maximum Achievable Control Technology (“MACT”) standards. New Boiler MACT rules in the US market for industrial steam and power generation are expected to be in force in the second half of calendar 2009, with a three-year compliance time frame. We believe we are well positioned for this market as we have a significant number of prior installations as a reference base for prospective purchasers.

Order backlog has been building steadily since December 2007. The backlog of $5.7 million at June 30, 2008 has now grown to $13.8 million at December 31, 2008, after recognizing cancellation of three orders in progress, with an outstanding value of approximately $0.7 million, This backlog of $13.8 million includes two additional orders totaling approximately $2.0 million which have now been delayed by the customers with no firm re-start date.

Three Months ended December 31, 2008 Compared with Three Months ended December 31, 2007

3 MONTH COMPARATIVE INCOME STATEMENTS AT DECEMBER 31, 2008 AND 2007

	Fiscal 2009	% to	Fiscal 2008	% to		Increase (Decrease)
		Total		Total
	$	Revenue	$	Revenue		$	%
Contract revenue & sales
OEM Systems	3,872,708	71%	2,167,998	70%		1,704,710	79%
Aftermarket parts & retrofits	1,601,351	29%	927,779	30%		673,572	73%
	5,474,059	100%	3,095,777	100%		2,378,282	77%
Contract costs & cost of sales
OEM Systems	2,976,769	54%	1,725,382	56%		1,251,387	73%
Aftermarket parts & retrofits	853,984	16%	526,902	17%		327,082	62%
	3,830,753	70%	2,252,284	73%		1,578,469	70%
Gross profit
OEM Systems	895,939	16%	442,616	14%		453,323	102%
Aftermarket parts & retrofits	747,367	14%	400,877	13%		346,490	86%
	1,643,306	30%	843,493	27%		799,813	95%
Expenses
Selling, general & administrative	1,174,830	21%	1,147,435	37%		27,395	2%
Research & development costs	16,025	0%	48,140	2%		(32,115)	(67%	)
Depreciation	31,218	1%	47,939	1%		(16,721)	(35%	)
	1,222,073	22%	1,243,514	40%		(21,441)	2%

Income (loss) from operations	421,233	8%	(400,021)	(13%	)	821,254	NM*

Other (income) expense
Interest, net	3,971	0%	11,390	0%		(7,419)	(65%	)

Income (loss) before taxes (EBT)	425,204	8%	(388,631)	(13%	)	813,835	NM
Provision for (recovery of) income taxes	122,652	2%	(110,702)	(4%	)	233,354	NM

Net income (loss)	302,552	6%	(277,929)	(9%	)	580,481	NM

* "NM" - means not measurable

OEM systems revenue increased 79% for the three month period ended December 31, 2008 over the same period in fiscal 2008, due primarily to the sale of a Wet Electrostatic Precipitator (WESP) to the biofuels industry (35% of increase), and evaporative cooling systems (65% of increase) to the cement industry.

The cost of sales for OEM systems increased 73% for the three month period ended December 31, 2008 over the same period in the prior year, which reflects the increased revenue volume partially offset by lower contract costs when compared to the prior year.

As a result, gross profit on OEM systems in the second quarter of fiscal 2009 was 23% and in the same period in fiscal 2008 was 20%. Relative to total revenue for our company, OEM Systems contributed gross profit of $895,939 (16%) in the second quarter of fiscal 2009 and $442,616 (14%) for the same period in fiscal 2008.

Aftermarket revenues increased 73% for the three month period ended December 31, 2008 over the same period in the prior fiscal year due mostly to increased semi-dry spray absorption and atomized wet scrubber retrofit orders and shipments.

The cost of sales for Aftermarket products increased 62% for the three month period ended December 31, 2008 over the same period in fiscal 2008, which reflects a higher gross profit return of 47% in fiscal 2009 compared to 43% in fiscal 2008. This change was due to improved cost control by project management.

The gross profit attributable to Aftermarket increased from 13% on total revenue for the three month period ended December 31, 2007 to 14% in the same period in fiscal 2009 while the dollar value increased by 86%. This percentage change was the result of the increase in OEM volume and profit in the current quarter.

The gross profit contribution from OEM systems in fiscal 2009 increased 102% over fiscal 2008, and Aftermarket gross profit contributions in fiscal 2009 increased 86% over fiscal 2008. This was due to the change in mix of revenues between the reporting segments and the improvement in cost controls within both segments.

Selling, general and administrative expenses increased $27,395 (2%) for the three-month period ended December 31, 2008 over the prior fiscal year. This increase is represented by increases in European office expenses year-over-year. Increases in the European office expenses are due to an increase in staff and expenses in support of activity levels. As a percentage of total revenue, selling, general and administrative expenses were 21% for the three month period ended December 31, 2008 compared to 37% in the comparable period in fiscal 2008.

The decrease of $7,419 in interest earned is due to the lower cash balances and reduced interest rates experienced in fiscal 2009 versus those of fiscal 2008. Cash was being used in operations in the fiscal 2009 quarter to support the growth in contract activity.

Income before taxes increased by $813,835 for the three-month period ended December 31, 2008 over the comparable period in the prior fiscal year. This increase reflects higher revenues and margins achieved in the second quarter of fiscal 2009 compared to those recorded in the second quarter of fiscal 2008.

Provision for income taxes for the second quarter of fiscal 2009 was $122,652 compared to an income tax recovery of $110,702 for the comparable period in fiscal 2008.

The foreign currency translation adjustment reflects the exchange values for Canadian dollar and Euro accounts on the balance sheet converted to US dollars. The statement of comprehensive income reflects a decrease in the carrying value of these accounts of $165,739 during the first three months of fiscal 2009 while the shareholders’ equity carries the cumulative value of currency exchange for balance sheet accounts.

Six Months ended December 31, 2008 Compared with Six Months ended December 31, 2007

6 MONTH COMPARATIVE INCOME STATEMENTS AT DECEMBER 31, 2008 AND 2007

	Fiscal 2009	% to	Fiscal 2008	% to		Increase (Decrease)
		Total		Total
	$	Revenue	$	Revenue		$	%
Contract revenue & sales
OEM Systems	8,111,675	77%	4,396,119	69%		3,715,556	85%
Aftermarket parts & retrofits	2,408,535	23%	1,961,234	31%		447,301	23%
	10,520,210	100%	6,357,353	100%		4,162,857	65%
Contract costs & cost of sales
OEM Systems	6,332,546	60%	3,730,869	59%		2,601,677	70%
Aftermarket parts & retrofits	1,303,918	12%	1,196,895	19%		107,023	9%
	7,636,464	72%	4,927,764	78%		2,708,700	55%
Gross profit
OEM Systems	1,779,129	17%	665,250	10%		1,113,879	167%
Aftermarket parts & retrofits	1,104,617	11%	764,339	12%		340,278	45%
	2,883,746	28%	1,429,589	22%		1,454,157	102%
Expenses
Selling, general & administrative	2,288,061	22%	2,075,993	33%		212,068	10%
Research & development costs	43,017	0%	63,872	1%		(20,855)	(33%	)
Depreciation	73,067	1%	91,662	1%		(18,595)	(20%	)
	2,404,145	23%	2,231,527	35%		172,618	8%

Income (loss) from operations	479,601	5%	(801,938)	(13%	)	1,281,539	NM

Other (income) expense
Interest, net	9,882	0%	30,935	1%		(21,053)	(68%	)

Income (loss) before taxes (EBT)	489,483	5%	(771,003)	(12%	)	1,260,486	NM
Provision for (recovery of) income taxes	157,367	2%	(255,862)	(4%	)	413,229	NM

Net income (loss)	332,116	3%	(515,141)	(8%	)	847,257	NM

OEM systems revenue increased 85% for the six month period ended December 31, 2008 over the same period in fiscal 2008, due primarily to the sale of a Wet Electrostatic Precipitator (WESP) retrofit to the wood products industry (14% of increase), and evaporative cooling systems (86% of increase) to the cement industry.

The cost of sales for OEM systems increased 70% for the six month period ended December 31, 2008 over the same period in the prior year, which reflects the increased revenue volume partially offset by lower contract costs when compared to the prior year. In 2007, two projects incurred significant cost over-runs that skews the comparison year-to-year.

As a result, gross profit on OEM systems in the first six months of fiscal 2009 was 22% and in the same period in fiscal 2008 was 15%. Relative to total revenue for our company, OEM Systems contributed gross profit $1,779,129 (17%) in the first six months of fiscal 2009 and $665,250 (10%) for the same period in fiscal 2008.

Aftermarket revenues increased 23% for the six month period ended December 31, 2008 over the same period in the prior fiscal year due mostly to increased semi-dry spray absorption and atomized wet scrubber retrofit orders and shipments.

The cost of sales for Aftermarket products increased 9% for the six month period ended December 31, 2008 over the same period in fiscal 2008, which reflects in a higher gross profit return of 46% in fiscal 2009 compared to 39% in fiscal 2008. This change was due to improved cost control by project management.

The gross profit attributable to Aftermarket fell from 11% on total revenue for the six month period ended December 31, 2008 from 12% in the same period in fiscal 2008. This percentage change was the result of the increase in OEM volume and profit in the current quarter.

The gross profit contribution from OEM systems in fiscal 2009 increased 167% over fiscal 2008, and Aftermarket gross profit contributions in fiscal 2009 increased 45% over fiscal 2008. This was due to the change in mix of revenues between the reporting segments and the improvement in cost controls within both segments.

Selling, general and administrative expenses increased $212,068 (10%) for the six-month period ended December 31, 2008 over the prior fiscal year. This increase is represented by changes in the following: European office expenses $246,718 (+116%), partially offset by reduced stock-based compensation expense. Increases in the European office expenses are due to an increase in staff and expenses in support of activity levels. As a percentage of total revenue, selling, general and administrative expenses were 22% for the six month period ended December 31, 2008 compared to 33% in the comparable period in fiscal 2008.

The decrease of $21,053 in interest earned is due to the lower interest rates experienced in fiscal 2009 versus those of fiscal 2008. Cash was being used in operations in the fiscal 2009 first two quarters to support the growth in contract activity.

Income before taxes increased by $1,260,486 for the six-month period ended December 31, 2008 over the comparable period in the prior fiscal year. This increase reflects increased OEM and Aftermarket revenue and profit achieved in the first six months of fiscal 2009 compared to losses recorded in the first six months of fiscal 2008.

Provision for income taxes for first six months of fiscal 2009 was $157,367 compared to an income tax recovery of $255,862 for the comparable period in fiscal 2008.

The foreign currency translation adjustment reflects the exchange values for Canadian dollar and Euro accounts on the balance sheet converted to US dollars. The statement of comprehensive income reflects a decrease in the carrying value of these accounts of $236,309 during the first six months of fiscal 2009 while the shareholders’ equity carries the cumulative value of currency exchange for balance sheet accounts.

Liquidity and Capital Resources

Cash Summary	December 31, 2008	December 31, 2007

Cash (applied to) provided by:	$	$
Operations	(66,508)	(975,443)
Purchase of equipment	(50,488)	(6,385)
Disposition proceeds – fixed assets	778	--
Repayment of capital leases	(4,637)	(5,118)
Foreign currency translation of cash	(204,306)	64,223
Net cash (applied) provided during the year	(325,161)	(922,723)
Cash beginning of year	3,190,181	2,452,710
Cash end of period	2,865,020	1,529,987

Working Capital Summary
Current assets	8,232,278	7,620,458
Current liabilities	4,924,209	4,747,329
Net working capital	3,308,069	2,873,129
Current ratio	1.67	1.61

Summary of Contracts in Progress
Contract value completed and to be invoiced	623,221	1,826,775
Contract advances invoiced	(3,077,328)	(2,283,828)
Net contracts in progress	(2,454,107)	(457,053)

Contract Backlog
Contract value to be recognized as revenue	13,800,000	4,800,000

In the six-month period ended December 31, 2008 over the prior comparable fiscal period in fiscal 2008, operations drew only $66,508 in cash compared to the same fiscal period in 2008 when operations drew $975,443 in cash. The drawdown of cash in fiscal 2009 is due to increased contract volume and timing of contract completion.

The working capital position increased to 1.67:1 in the six month period ended December 31, 2008 from 1.61:1 in the first six months of fiscal 2008 as contract volumes increased.

Our contract payment terms provide for funding the progression of work to the point of delivery. A final holdback amount is often dependent on commissioning, specified performance criteria or a fixed time of operations. At any point in time, the contracts in process with costs that exceed invoicing may be greater than the contracts that have been invoiced in advance of performance. At December 31, 2008, the net position of contracts in process is advance payments of $2,454,107 compared to December 31, 2007 with advance payments of $457,053.

During 2008, we arranged a credit facility with a major Canadian bank for a total of CAD 4.25 million. This facility has been renewed for calendar 2009 with only minor modifications. At December 31, 2008 we had standby letters of credit for CAD 1,580,509 issued to various customers in order to receive cash proceeds consistent with customer-specified milestones. There was also a drawdown against the foreign exchange credit lines at December 31, 2008 of $64,000. We have had no requirement to use our available operating line of credit of CAD 1.5 million.

Our backlog as at December 31, 2008 was approximately $13,800,000, compared to the December 31, 2007 backlog of $4,800,000, with approximately 84% expected to convert to revenue by June 30, 2009. There are no assurances that backlog will be replicated, increased or converted at current value into revenues in the future.

In summary, we believe that we have sufficient capital resources to support anticipated operations through fiscal 2009.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Foreign transactions are conducted in Canadian dollars, US dollars or Euro to accommodate customers and all reporting is prepared in US dollars. As a result, fluctuations in currency exchange rates may affect operating results. To mitigate currency exposure, we attempt to contract outsourcing, where practical, in the same currency as the sales contract or with fabricators where the all-in costs, including currency, are most favorable. We do not engage in trading market risk sensitive instruments that are likely to expose us to market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk , other than as noted. In the present currency market where the Canadian dollar has decreased relative to the US dollar, we have hedged an exchange of US currency for Canadian currency commencing in October 2008 to protect exchange gains that may occur over the next six months.

We enter into contracts to hedge certain third-party transactions denominated in foreign currencies forecasted to occur within the next six months. The fair value of our foreign currency forward exchange contracts is a net liability of $11,656 at December 31, 2008. Contracts are denominated in USA, Canadian or Euro currencies. We diversify our foreign currency forward exchange contracts to minimize exposure to conversion of other currencies into US dollars.

We are currently not using any bank borrowing facility, other than outstanding standby letters of credit totaling CAD 1,580,509 and the foreign exchange line of credit totaling $64,000 at December 31, 2008, that could subject us to the risk of interest rate fluctuations.

The credit crisis has had no direct financing impact on TurboSonic, other than reduced interest rates on our investments and a small increase in the interest rate on our operating line of credit.

ITEM 4: CONTROLS AND PROCEDURES

Our management has carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15 (e) under the Securities Exchange Act of 1934) as of December 31, 2008. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2008.

There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Not applicable

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders was held December 11, 2008.
The voting results of the meeting were as follows:

1) Election of Directors:

Name	For	Against

Edward F. Spink	11,330,766	312,123
Egbert Q. van Everdingen	11,323,766	319,123
Richard H. Hurd *	11,323,308	319,581
Glen O. Wright *	11,302,346	340,543
Ken Kivenko *	11,325,596	318,293
Raymond L. Alarie	11,324,596	318,293
F. Eugene Deszca	11,324,596	318,293

2) Ratification of the Appointment of Deloitte & Touche LLP as Independent Auditors:

For	Against	Abstention
11,632,947	200	9,742

* - At the meeting of the board of directors following the Annual Meeting of Stockholders, Ken Kivenko was appointed Chairman of the Board of Directors, Richard Hurd was appointed Chairman of the Audit & Governance Committee and Glen Wright was appointed Chairman of the Human Resources and Compensation Committee.

ITEM 5: OTHER INFORMATION

On February 17, 2009, we issued a press release announcing our financial results for the quarter and six months ended December 31, 2008. A copy of the press release is being furnished as Exhibit 99.1 to this report and incorporated herein by reference.

ITEM 6: EXHIBITS

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certifications
Exhibit 32.1	Section 1350 Certifications
Exhibit 99.1	Earnings Press Release dated February 17, 2009

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 17, 2009

TURBOSONIC TECHNOLOGIES, INC.
By: /s/ Carl A. Young
Carl A. Young
Chief Financial Officer