Form 10-Q
period 2009-03-31
TURBOSONIC TECHNOLOGIES INC
filed 2009-05-15
CIK 900393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

________________

FORM 10-Q

________________

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

Commission File Number: 0-21832

TurboSonic Technologies, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	13-1949528
(State of incorporation)	(I.R.S. Employer
Identification Number)

     550 Parkside Drive, Suite A-14
Waterloo, Ontario, Canada N2L 5V4
(Address of principal executive offices)

(519) 885-5513
(Registrant’s telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes      ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☐ Yes     ☐ No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. :

☐ Large accelerated	☐ Accelerated filer	☐ Non-accelerated	☒ Smaller reporting
filer		filer	company

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

☐ Yes      ☒ No

As of April 30, 2009, there were 15,130,054 shares of common stock outstanding.

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES

FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2009

TABLE OF CONTENTS

PAGE
PART I
FINANCIAL INFORMATION

Item 1. Financial Statements	3
Consolidated Condensed Statements of Income (Loss) and Comprehensive Income (Loss) (unaudited) for the Three Month and Nine Month Periods Ended March 31, 2009 and 2008	3
Consolidated Condensed Balance Sheets (unaudited) at March 31, 2009 and June 30, 2008	4
Consolidated Condensed Statements of Cash Flows (unaudited) for the Nine Month Periods Ended March 31, 2009 and 2008	5
Notes to Consolidated Condensed Financial Statements (unaudited)	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3. Quantitative and Qualitative Disclosures about Market Risk	13
Item 4. Controls and Procedures	14

PART II
OTHER INFORMATION

Item 1. Legal Proceedings	14
Item 1A. Risk Factors	14
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	14
Item 3. Defaults upon Senior Securities	14
Item 4. Submission of Matters to a Vote of Security Holders	14
Item 5. Other Information	14
Item 6. Exhibits	14

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	(unaudited)	Form 10-Q

PART I: FINANCIAL INFORMATION

ITEM 1

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (LOSS)
AND COMPREHENSIVE INCOME (LOSS)
United States dollars

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	March 31, 2009	March 31, 2008	March 31, 2009	March 31, 2008
	$	$	$	$
CONTRACT REVENUE AND SALES
OEM systems revenue	6,100,848	1,192,897	14,224,033	5,591,172
Aftermarket revenue	929,382	1,031,720	3,326,404	2,990,798
	7,030,230	2,224,617	17,550,437	8,581,970

CONTRACT COSTS AND COST OF SALES
OEM systems contract costs and costs of sales	4,156,781	1,028,827	10,476,012	4,759,696
Aftermarket contract costs and costs of sales	545,777	568,337	1,863,011	1,765,232
	4,702,558	1,597,164	12,339,023	6,524,928
Gross profit	2,327,672	627,453	5,211,414	2,057,042

EXPENSES
Selling, general and administrative	1,328,431	1,125,198	3,616,492	3,201,191
Research and development	12,235	15,031	55,252	78,903
Depreciation and amortization	49,314	49,523	122,381	141,185
	1,389,980	1,189,752	3,794,125	3,421,279

Income (loss) from operations	937,692	(562,299)	1,417,289	(1,364,237)
Interest income	7,589	8,404	17,471	39,339
Income (loss) before provision for (recovery of) income taxes	945,281	(553,895)	1,434,760	(1,324,898)
Provision for (recovery of) income taxes [Note 4]	341,072	(199,219)	498,439	(455,081)
Net income (loss)	604,209	(354,676)	936,321	(869,817)

Other comprehensive (loss) income:
Foreign currency translation adjustment	(59,844)	(32,397)	(296,153)	96,379
Comprehensive income(loss)	544,365	(387,073)	640,168	(773,438)

Weighted average number of shares	15,130,054	15,130,054	15,130,054	15,130,054
Diluted weighted average number of shares [Note 6]	15,160,658	15,130,054	15,152,422	15,130,054

Basic earnings (loss) per share [Note 6]	0.04	(0.02)	0.06	(0.06)
Diluted earnings (loss) per share [Note 6]	0.04	(0.02)	0.06	(0.06)

See accompanying notes

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	(unaudited)	Form 10-Q

CONSOLIDATED CONDENSED BALANCE SHEETS
United States dollars

	March 31, 2009	June 30, 2008
	$	$
ASSETS
Current assets:
Cash and cash equivalents	3,927,532	3,190,181
Accounts receivable, net of allowance for doubtful accounts of $128,356 and $29,143	3,937,916	2,209,979
Retentions receivable	441,627	188,193
Deferred contract costs and unbilled revenue [note 3]	817,226	1,011,625
Inventories	110,655	118,437
Income taxes receivable	--	17,302
Other current assets	99,863	79,498
Total current assets	9,334,819	6,815,215

Property and equipment, less accumulated depreciation and amortization	356,033	311,342
Goodwill	398,897	398,897
Deferred income taxes	412,622	774,959
Other assets	13,310	13,916
	1,180,862	1,499,114
Total assets	10,515,681	8,314,329

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	2,193,356	1,119,082
Accrued charges [note 2]	741,315	534,164
Unearned revenue and contract advances [note 3]	2,350,554	2,290,095
Income taxes payable	169,542	--
Long-term debt, current portion	8,386	10,373
Total current liabilities	5,463,153	3,953,714

Long-term debt	2,242	10,535
	5,465,395	3,964,249

Stockholders’ equity
Authorized share capital
30,000,000 common shares, par value $0.10 per share
1,500 preferred shares, no par value
Issued share capital [note 5]
14,289,950 common shares [14,289,950 at June 30, 2008]	2,549,446	2,549,446
840,104 common shares reserved for the conversion of the subsidiary’s Class B exchangeable shares
Additional paid – in capital [note5]	3,578,036	3,517,998
	6,127,482	6,067,444
Accumulated other comprehensive income	296,424	592,577
Accumulated deficit	(1,373,620)	(2,309,941)

Total stockholders’ equity	5,050,286	4,350,080

Total liabilities and stockholders’ equity	10,515,681	8,314,329

See accompanying notes

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	(unaudited)	Form 10-Q

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
United States dollars

	For the Nine	For the Nine
	Months Ended	Months Ended
	March 31, 2009	March 31, 2008
	$	$

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	936,321	(869,817)
Add charges to operations not requiring a current cash payment:
Stock-based compensation	60,038	112,072
Depreciation and amortization	122,381	141,185
Deferred income tax	362,337	(531,922)
Changes in non-cash assets and liabilities related to operations:
(Increase) decrease in accounts receivable:	(2,027,820)	321,796
(Increase) in retentions receivable	(268,305)	(187,678)
(Increase) decrease in inventories	(16,007)	5,258
Decrease in deferred contract costs and unbilled revenue	110,652	178,039
(Increase) decrease in other current assets	(30,802)	66,902
Increase (decrease) in accounts payable and accrued charges	1,570,281	(450,886)
Increase in unearned revenue and contract advances	279,534	1,613,533
Increase in income taxes payable	201,068	37,771

Cash provided by operating activities	1,299,678	436,253

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(234,337)	(9,501)
Disposition proceeds – property and equipment	752	--
Cash (applied to) investing activities	(233,585)	(9,501)

CASH FLOWS FROM FINANCING ACTIVITY
Repayment of obligations under long-term debt	(4,481)	(7,706)
Cash (applied to) financing activity	(4,481)	(7,706)

Effect of exchange rate changes on cash	(324,261)	62,034

Cash provided during the period	737,351	481,080
Cash and cash equivalents – beginning of period	3,190,181	2,452,710
Cash and cash equivalents – end of period	3,927,532	2,933,790

Supplemental cash flow information:
Interest paid	(315)	(25)
Interest received	17,736	39,364
Income taxes paid	(13,521)	(40,716)

See accompanying notes

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	(unaudited)	Form 10-Q

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1: GENERAL

TurboSonic Technologies, Inc., directly and through subsidiaries (collectively “TurboSonic”), designs and markets integrated air pollution control, evaporative gas cooling/conditioning systems and liquid atomization technology to ameliorate or abate industrial environmental problems.

The unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the information and footnotes required in annual financial statements. The unaudited consolidated condensed financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the nine-month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the full year ending June 30, 2009. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2008.

“Statement of Financial Accounting Standards Board (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”) and SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) became effective for TurboSonic as of July 1, 2008. The adoption of SFAS 157 has had an impact on our consolidated financial statements in the nine-month period ended March 31, 2009. See note 10 to the consolidated condensed financial statements. The adoption of SFAS 159 has had no impact on our consolidated financial statements in the nine-month period ended March 31, 2009.

NOTE 2: WARRANTY

In accordance with FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others”, we are required to make the following disclosure regarding product warranties.

As part of the normal sale of OEM systems, we have provided our customers with product warranties. The warranties generally extend for twelve months from the date of start-up or eighteen months after shipment to the customer. Commensurate warranties are provided by engineered product suppliers, such as those of pumps, fans and valves, whose products are incorporated into our systems. The majority of issues raised on projects are made and dealt with prior to final acceptance. Expenses incurred at that time are treated as project costs. The following summarizes the accrual of product warranties that is recorded as part of other accrued charges in the accompanying consolidated condensed balance sheets:

	For the Nine	For the Nine
	Months Ended	Months Ended
	March 31, 2009	March 31, 2008
	$	$

Opening balance	98,362	94,143
Payments made during the period	--	--
Warranty provision made during the period	--	--
Foreign exchange adjustments	(18,841)	3,534
Closing balance	79,521	97,677

NOTE 3: COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

	March 31, 2009	June 30, 2008
	$	$

Costs incurred on uncompleted contracts	33,547,422	24,828,506
Estimated earnings	6,450,876	3,156,233
	39,998,298	27,984,739
Less: Billings to date	(41,531,626)	(29,263,209)
	(1,533,328)	(1,278,470)

Included in accompanying consolidated condensed balance sheets under the following captions:
Deferred contract costs and unbilled revenues	817,226	1,011,625
Unearned revenue and contract advances	(2,350,554)	(2,290,095)
	(1,533,328)	(1,278,470)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4: INCOME TAXES

We believe our income tax provision at June 30, 2008 reflects a full accounting of our tax filings. We are not currently under Internal Revenue Service, state, local or foreign jurisdiction tax examinations. We recognize interest and penalties, as estimated or incurred, as selling, general and administrative expense.

For the nine months ended March 31, 2009, we recorded a provision for taxes of $498,439 based on a pre-tax income of $1,434,760.

NOTE 5: SHARE CAPITAL

No options to purchase shares of our common stock were exercised in the first three quarters of fiscal 2009 or during fiscal 2008. Options to purchase 22,500 shares of common stock were forfeited by departing employees in fiscal 2008. Options to purchase 180,000 shares of common stock were cancelled and 12,500 expired in the first three quarters of fiscal 2009. The options that were cancelled in fiscal 2009 were options that had been held by three directors who did not stand for re-election at our annual meeting of stockholders on December 11, 2009.

No options were granted in the first quarter of fiscal 2009. Options to purchase 20,000 shares of common stock were granted pursuant to the terms of the 2008 Stock Plan to each of the seven directors (140,000 in total) of our company who were elected to serve at the December 11, 2008 annual meeting of stockholders. Such options have an exercise price equal to the market value of our common stock at the close of business on December 11, 2008 ($0.30 per share [Black-Scholes fair value $0.223]), vest immediately and are exercisable for eight years from the date of grant. The stock-based compensation expense for the options granted to our directors was recognized in the second quarter of fiscal 2009 [$31,166].

At the December 11, 2007 annual meeting, the 2008 Stock Plan was approved by a vote of shareholders. This plan, which will expire in 2017, allows for 800,000 shares of common stock to be available for issuance pursuant to option grants under this Plan. Pursuant to the terms of the 2008 Stock Plan, options to purchase 20,000 shares of common stock were granted to each of the eight directors (160,000 in total) of our company who were elected to serve at the December 11, 2007 annual meeting of stockholders. Such options have an exercise price of $0.84 per share [Black-Scholes fair value $0.52], which was the market value of our common stock at the close of business on December 11, 2007, vested immediately and are exercisable for eight years from the date of grant. The stock-based compensation expense for the options granted to our directors was recognized in the second quarter of fiscal 2008 [$83,200].

The following table summarizes activity of stock options granted under our 2000, 2003 and 2008 Stock Plans for the nine months ended March 31, 2009:

				Weighted
				Average
		Weighted	Weighted	Remaining	Aggregate
		Average	Average Grant	Contractual	Intrinsic
	Shares	Exercise Price	Date Fair Value	Life (In Years)	Value
Stock options outstanding at June 30, 2008	750,499	$0.9184	$0.5564
Stock options cancelled or expired	(192,500)	$0.8566	$0.5005
Stock options granted	140,000	$0.3000	$0.2230
Stock options exercised	0	$0.0000	$0.0000
Stock options outstanding at March 31, 2009	697,999	$0.8114	$0.5043	4.0	$15,400
Stock options exerciseable at March 31, 2009	535,499	$0.7239	$0.4267	4.4	$15,400

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value or the aggregate difference between the closing price of our common stock on March 31, 2009 of $0.41 and the exercise price for in-the-money options that would have been received by optionees if all options had been exercised on March 31, 2009. There was no intrinsic value of options exercised during fiscal 2009 since none were exercised.

NOTE 6: EARNINGS PER SHARE

Basic earnings per share is calculated based on the weighted average shares of common stock outstanding during the period. Diluted earnings per share is calculated based on the weighted average shares of common stock outstanding, plus the dilutive effect of stock options and warrants outstanding, calculated using the treasury stock method.

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	(unaudited)	Form 10-Q

NOTE 7: SEGMENT INFORMATION

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	March 31, 2009	March 31, 2008	March 31, 2009	March 31, 2008
	$	$	$	$

Income (loss) before (recovery of) provision for income taxes:
- OEM systems	976,968	(641,223)	1,147,051	(1,416,815)
- Aftermarket	(31,687)	87,328	287,709	91,917
Total	945,281	(553,895)	1,434,760	(1,324,898)

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

NOTE 9: CREDIT FACILITY

During fiscal 2008, we arranged a credit facility with a major Canadian bank for a total of CAD 4.25 million. This facility included a demand operating line of CAD 1.5 million secured by our receivables, a demand credit for standby letters of credit for CAD 2.0 million secured by a general security agreement and guarantees where provided by Export Development Canada, on a fee-for-service basis, plus a demand credit for foreign exchange contracts for CAD 750,000. This facility has been renewed for a one-year period with only minor modifications. This facility will be reviewed for renewal prior to December 31, 2009. At March 31, 2009 we had standby letters of credit for CAD 1,502,421 issued to various customers in order to receive cash proceeds in line with customer-specified milestones. There was also a $32,000 drawdown against the foreign exchange line of credit, in support of hedging contracts. There was no drawdown against the operating credit line at March 31, 2009.

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

We value our foreign currency forward exchange contracts using a market approach, as described by SFAS 157. We use an internally developed valuation model based on inputs including forward and spot prices for currency and interest rate curves. We have not made any changes to our valuation techniques during the nine months ended March 31, 2009.

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2009 were:

Significant Other Observable Inputs
(Level 2)
Assets
Foreign currency forward exchange contracts	429,043
Liabilities
Foreign currency forward exchange contracts	450,000
Total Unrealized Gain (Loss)	(20,957)

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

Initiatives for an improved environment are on worldwide grassroots and political agendas. We believe that the demand for the reduction and control of industrial air pollutants will both improve the environment and contribute to our revenue over the long term. We also believe that we are contributing significantly to the “greening” of the production process by mitigating its environmental impact. Our products are enabling customers to reduce energy consumption, operating costs, and their carbon footprint from CO2 emissions. Development of the biofuels market is expected to continue in response to the demand for “carbon-neutral” alternatives to non-renewable fuels. We are actively pursuing opportunities related to the production of alternative fuels. Orders that have been received for clean air technologies for oil refining and carbon sequestration for coal-fired power generation represent approximately 49% of our backlog of orders at March 31, 2009.

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

Results of Operation

In summary, our revenues have increased by $8,968,467 (105%) in the nine months ended March 31, 2009 over the same period ending March 31, 2008. Gross profit, in these comparable periods, increased $3,154,372 (153%) and net income increased $1,867,719. Our backlog of orders at March 31, 2009 was approximately $8,100,000 compared to $5,700,000 at June 30, 2008 (an increase of $2,400,000 or 42%). Based on current trends, we believe that our full-year fiscal 2009 results will show a positive improvement over fiscal 2008.

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

Three Months ended March 31, 2009 Compared with Three Months ended March 31, 2008

3 MONTH COMPARATIVE INCOME STATEMENTS AT MARCH 31, 2009 AND 2008

	Fiscal 2009	% to	Fiscal 2008	% to		Increase (Decrease)
		Total		Total
	$	Revenue	$	Revenue		$	%
Contract revenue & sales
OEM Systems	6,100,848	86%	1,192,897	54%		4,907,951	411%
Aftermarket parts & retrofits	929,382	14%	1,031,720	46%		(102,338)	(10%	)
	7,030,230	100%	2,224,617	100%		4,805,613	216%
Contract costs & cost of sales
OEM Systems	4,156,781	59%	1,028,827	46%		3,127,954	304%
Aftermarket parts & retrofits	545,777	8%	568,337	26%		(22,560)	(4%	)
	4,702,558	67%	1,597,164	72%		3,105,394	194%
Gross profit
OEM Systems	1,944,067	28%	164,070	8%		1,779,997	1,085%
Aftermarket parts & retrofits	383,605	5%	463,383	20%		(79,778)	(17%	)
	2,327,672	33%	627,453	28%		1,700,219	271%
Expenses
Selling, general & administrative	1,328,431	19%	1,125,198	51%		203,233	18%
Research & development costs	12,235	0%	15,031	0%		(2,796)	(19%	)
Depreciation	49,314	1%	49,523	2%		(209)	0%
	1,389,980	20%	1,189,752	53%		200,228	17%

Income (loss) from operations	937,692	13%	(562,299)	(25%	)	1,499,991	NM*

Other (income) expense
Interest, net	7,589	0%	8,404	0%		(815)	(10%	)

Income (loss) before taxes (EBT)	945,281	13%	(553,895)	(25%	)	1,499,176	NM
Provision for (recovery of) income taxes	341,072	5%	(199,219)	(9%	)	540,291	NM

Net income (loss)	604,209	9%	(354,676)	(16%	)	958,885	NM

* “NM” means non-measurable

OEM systems revenue increased 411% for the three month period ended March 31, 2009 over the same period in fiscal 2008, due primarily to the sale of Wet Electrostatic Precipitators (WESPs) to the biofuels and oil refining industries (69% of increase), and evaporative cooling systems (31% of increase) to the cement industry.

The cost of sales for OEM systems increased 304% for the three month period ended March 31, 2009 over the same period in the prior year, which reflects the increased revenue volume partially offset by lower contract costs when compared to the prior year.

As a result, gross profit on OEM systems in the third quarter of fiscal 2009 was 32% and in the same period in fiscal 2008 was 14%. Relative to total revenue for our company, OEM Systems contributed gross profit of $1,944,067 (28%) in the third quarter of fiscal 2009 and $164,070 (8%) for the same period in fiscal 2008.

Aftermarket revenues decreased 10% for the three month period ended March 31, 2009 over the same period in the prior fiscal year due mostly to decreased semi-dry spray absorption retrofit orders and shipments.

The cost of sales for Aftermarket products decreased 4% for the three month period ended March 31, 2009 over the same period in fiscal 2008, which reflects a lower gross profit return of 41% in fiscal 2009 compared to 45% in fiscal 2008. This change was due to one-time favorable fiscal 2008 variances not being repeated in fiscal 2009.

The gross profit attributable to Aftermarket decreased from 20% on total revenue for the three month period ended March 31, 2008 to 5% in the same period in fiscal 2009 while the dollar value decreased by 4%. This percentage change was the result of the increase in OEM volume and profit in the current quarter.

The gross profit contribution from OEM systems in fiscal 2009 increased 1085% over fiscal 2008, and Aftermarket gross profit contributions in fiscal 2009 decreased 17% over fiscal 2008. This was due to the change in mix of revenues between the reporting segments and the improvement in cost controls within the OEM segment.

Selling, general and administrative expenses increased $203,233 (18%) for the three-month period ended March 31, 2009 over the prior fiscal year. This increase is due to an increase in staff and expenses in our European office in support of activity levels (52% of increase), together with bad debt expense (48% of increase). As a percentage of total revenue, selling, general and administrative expenses were 19% for the three month period ended March 31, 2009 compared to 51% in the comparable period in fiscal 2008.

The decrease of $815 in interest earned is due to the lower cash balances and reduced interest rates experienced in fiscal 2009 versus those of fiscal 2008.

Income before taxes increased by $1,499,176 for the three-month period ended March 31, 2009 over the comparable period in the prior fiscal year. This increase reflects higher revenues and margins achieved in the third quarter of fiscal 2009 compared to those recorded in the third quarter of fiscal 2008.

Provision for income taxes for the third quarter of fiscal 2009 was $341,072 compared to an income tax recovery of $199,219 for the comparable period in fiscal 2008.

The foreign currency translation adjustment reflects the exchange values for Canadian dollar and Euro accounts on the balance sheet converted to US dollars. The statement of comprehensive income reflects a decrease in the carrying value of these accounts of $59,844 during the third quarter of fiscal 2009 while the shareholders’ equity carries the cumulative value of currency exchange for balance sheet accounts.

Nine Months ended March 31, 2009 Compared with Nine Months ended March 31, 2008

9 MONTH COMPARATIVE INCOME STATEMENTS AT MARCH 31, 2009 AND 2008

	Fiscal 2009	% to	Fiscal 2008	% to		Increase (Decrease)
		Total		Total
	$	Revenue	$	Revenue		$	%
Contract revenue & sales
OEM Systems	14,224,033	81%	5,591,172	65%		8,632,861	154%
Aftermarket parts & retrofits	3,326,404	19%	2,990,798	35%		335,606	11%
	17,550,437	100%	8,581,970	100%		8,968,467	105%
Contract costs & cost of sales
OEM Systems	10,476,012	60%	4,759,696	55%		5,716,316	120%
Aftermarket parts & retrofits	1,863,011	11%	1,765,232	21%		97,779	6%
	12,339,023	70%	6,524,928	76%		5,814,095	89%
Gross profit
OEM Systems	3,748,021	22%	831,476	10%		2,916,545	351%
Aftermarket parts & retrofits	1,463,393	8%	1,225,566	14%		237,827	19%
	5,211,414	30%	2,057,042	24%		3,154,372	154%
Expenses
Selling, general & administrative	3,616,492	21%	3,201,191	37%		415,301	13%
Research & development costs	55,252	0%	78,903	1%		(23,651)	(30%	)
Depreciation	122,381	1%	141,185	2%		(18,804)	(13%	)
	3,794,125	22%	3,421,279	40%		372,846	11%

Income (loss) from operations	1,417,289	8%	(1,364,237)	(16%	)	2,781,526	NM

Other (income) expense
Interest, net	17,471	0%	39,339	1%		(21,868)	(56%	)

Income (loss) before taxes (EBT)	1,434,760	8%	(1,324,898)	(15%	)	2,759,658	NM
Provision for (recovery of) income taxes	498,439	3%	(455,081)	(5%	)	953,520	NM

Net income (loss)	936,321	5%	(869,817)	(10%	)	1,806,138	NM

OEM systems revenue increased 154% for the nine-month period ended March 31, 2009 over the same period in fiscal 2008, due primarily to the sale of Wet Electrostatic Precipitators (WESPs) to the biofuels and oil refining industries (43% of increase), Wet Electrostatic Precipitator (WESP) retrofit to the wood products industry (14% of increase), and evaporative cooling systems (54% of increase) to the cement industry, partially offset by shortfalls in the sale of gas absorption systems (15%).

The cost of sales for OEM systems increased 120% for the nine-month period ended March 31, 2009 over the same period in the prior year, which reflects the increased revenue volume partially offset by lower contract costs when compared to the prior year. In 2008, two projects incurred significant cost over-runs that skews the comparison year-to-year.

As a result, gross profit on OEM systems in the first nine months of fiscal 2009 was 26% and in the same period in fiscal 2008 was 15%. Relative to total revenue for our company, OEM Systems contributed gross profit of $3,748,021 (22%) in the first nine months of fiscal 2009 and $831,476 (10%) for the same period in fiscal 2008.

Aftermarket revenues increased 11% for the nine month period ended March 31, 2009 over the same period in the prior fiscal year due mostly to increased semi-dry spray absorption and atomized wet scrubber retrofit orders and shipments.

The cost of sales for Aftermarket products increased 6% for the nine-month period ended March 31, 2009 over the same period in fiscal 2008, which reflects in a higher gross profit return of 44% in fiscal 2009 compared to 41% in fiscal 2008. This change was due to improved cost control by project management.

The gross profit attributable to Aftermarket fell to 8% on total revenue for the nine-month period ended March 31, 2009 from 14% in the same period in fiscal 2008. This percentage change was the result of the increase in OEM volume and profit in the current quarter.

The gross profit contribution from OEM systems in fiscal 2009 increased 351% over fiscal 2008, and Aftermarket gross profit contributions in fiscal 2009 increased 19% over fiscal 2008. This was due to the change in mix of revenues between the reporting segments and the improvement in cost controls within both segments.

Selling, general and administrative expenses increased $415,301 (13%) for the nine-month period ended March 31, 2009 over the prior fiscal year. The components of this increase include: European office expenses - $381,876 (92% of increase), and bad debt expense - $98,131 (24% of increase) partially offset by reduced stock-based compensation expense. Increases in the European office expenses are due to an increase in staff and expenses in support of activity levels. As a percentage of total revenue, selling, general and administrative expenses were 21% for the nine-month period ended March 31, 2009 compared to 37% in the comparable period in fiscal 2008.

The decrease of $21,868 in interest earned is due to the lower interest rates experienced in fiscal 2009 versus those of fiscal 2008.

Income before taxes increased by $2,759,658 for the nine-month period ended March 31, 2009 over the comparable period in the prior fiscal year. This increase reflects increased OEM and Aftermarket revenue and profit achieved in the first nine months of fiscal 2009 compared to losses recorded in the first nine months of fiscal 2008.

Provision for income taxes for first nine months of fiscal 2009 was $498,439 compared to an income tax recovery of $455,081 for the comparable period in fiscal 2008.

The foreign currency translation adjustment reflects the exchange values for Canadian dollar and Euro accounts on the balance sheet converted to US dollars. The statement of comprehensive income reflects a decrease in the carrying value of these accounts of $296,153 during the first nine months of fiscal 2009 while the shareholders’ equity carries the cumulative value of currency exchange for balance sheet accounts.

Liquidity and Capital Resources

Cash Summary	March 31, 2009	March 31, 2008
	$	$
Cash (applied to) provided by:
Operations	1,299,678	436,253
Purchase of equipment	(234,337)	(9,501)
Disposition proceeds – fixed assets	752	--
Repayment of capital leases	(4,481)	(7,706)
Foreign currency translation of cash	(324,261)	62,034
Net cash (applied) provided during the period	737,351	481,080
Cash beginning of period	3,190,181	2,452,710
Cash end of period	3,927,532	2,933,790

Liquidity and Capital Resources (cont’d)

Working Capital Summary	March 31, 2009	March 31, 2008
Current assets	9,359,579	5,954,379
Current liabilities	5,487,913	3,574,419
Net working capital	3,871,666	2,379,960
Current ratio	1.71	1.67

Summary of Contracts in Progress
Contract value completed and to be invoiced	817,226	1,229,645
Contract advances invoiced	(2,350,554)	(2,325,743)
Net contracts in progress	(1,533,328)	(1,096,098)

Contract Backlog
Contract value to be recognized as revenue	8,100,000	5,800,000

During the nine-month period ended March 31, 2009, operations provided $1,299,678 in cash as compared to the same fiscal period in 2008 when operations provided $436,253 in cash. The provision of cash in fiscal 2009 is due to increased net income due to increased volumes and timing of contract completion.

The working capital position increased to 1.71:1 in the nine-month period ended March 31, 2009 from 1.67:1 in the first nine months of fiscal 2008 as contract volumes increased.

Our contract payment terms provide for funding the progression of work to the point of delivery. A final holdback amount is often dependent on commissioning, specified performance criteria or a fixed time of operations. At any point in time, the contracts in process with costs that exceed invoicing may be greater than the contracts that have been invoiced in advance of performance. At March 31, 2009, the net position of contracts in process is advance payments of $1,533,328 compared to March 31, 2008 with advance payments of $1,096,098.

During 2008, we arranged a credit facility with a major Canadian bank for a total of CAD 4.25 million. This facility has been renewed for calendar 2009, with only minor modifications.. At March 31, 2009 we had standby letters of credit for CAD 1,502,421 issued to various customers in order to receive cash proceeds consistent with customer-specified milestones. There was also a drawdown against the foreign exchange credit lines at March 31, 2009 of $32,000. We have had no requirement to use our available operating line of credit of CAD 1.5 million.

Our backlog as at March 31, 2009 was approximately $8,100,000, compared to the March 31, 2008 backlog of $5,800,000, with approximately 87% expected to convert to revenue by June 30, 2009. This backlog of $8.1 million is after recognizing cancellation of four orders in progress, with an outstanding value of approximately $2.0 million. The current backlog includes one additional order totaling approximately $0.3 million, which has now been delayed by the customer with no firm re-start date. There are no assurances that backlog will be replicated, increased or converted at current value into revenues in the future.

In summary, we believe that we have sufficient capital resources to support anticipated operations through fiscal 2009.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Foreign transactions are conducted in Canadian dollars, US dollars or Euro to accommodate customers and all reporting is prepared in US dollars. As a result, fluctuations in currency exchange rates may affect operating results. To mitigate currency exposure, we attempt to contract outsourcing, where practical, in the same currency as the sales contract or with fabricators where the all-in costs, including currency, are most favorable. We do not engage in trading market risk sensitive instruments that are likely to expose us to market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk, other than as noted. In the present currency market where the Canadian dollar has decreased relative to the US dollar, we hedged an exchange of US currency for Canadian currency commencing in October 2008 to protect exchange gains that may occur over the next nine months.

We have entered into contracts to hedge certain third-party transactions denominated in foreign currencies forecasted to occur within the next three months. The fair value of our foreign currency forward exchange contracts is a net liability of $20,957 at March 31, 2009. Contracts are denominated in USA, Canadian or Euro currencies. We diversify our foreign currency forward exchange contracts to minimize exposure to conversion of other currencies into US dollars.

We are currently not using any bank borrowing facility, other than outstanding standby letters of credit totaling CAD 1,502,421 and the foreign exchange line of credit totaling $32,000 at March 31, 2009, that could subject us to the risk of interest rate fluctuations.

The credit crisis has had no direct financing impact on TurboSonic, other than reduced interest rates on our investments and a small increase in the interest rate on our operating line of credit.

ITEM 4: CONTROLS AND PROCEDURES

Our management has carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15 (e) under the Securities Exchange Act of 1934) as of March 31, 2009. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2009.

There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Not applicable

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5: OTHER INFORMATION

On May 14, 2009, we issued a press release announcing our financial results for the quarter and nine months ended March 31, 2009. A copy of the press release is being furnished as Exhibit 99.1 to this report and incorporated herein by reference.

ITEM 6: EXHIBITS

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 32.1	Section 1350 Certifications

Exhibit 99.1	Earnings Press Release dated May 14, 2009

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 14, 2009

TURBOSONIC TECHNOLOGIES, INC.
By: /s/ Carl A. Young
Carl A. Young
Chief Financial Officer