Form 10-K
period 2009-06-30
TURBOSONIC TECHNOLOGIES INC
filed 2009-09-24
CIK 900393

United States Securities and Exchange Commission Washington, DC 20549

Form 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2009

Commission file number 0-21832

TurboSonic Technologies, Inc.
(Exact Name of Small Business Issuer as Specified in its Charter)

Delaware	13-1949528
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

550 Parkside Drive, Suite A-14,
Waterloo, Ontario, Canada
N2L 5V4
(Address of principal executive offices)

(519) 885-5513
(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Exchange Act:
None

Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock
(Title of Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Exchange Act.
Yes ☐  No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.:
Large accelerated filer  ☐ Accelerated filer  ☐ Non-accelerated filer  ☐ Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant as of December 31, 2008: $5,772,913

The number of outstanding shares of the Registrant's common stock as of September 17, 2009: 15,130,054

DOCUMENTS INCORPORATED BY REFERENCE

None

TURBOSONIC TECHNOLOGIES, INC.
2009 FORM 10-K
TABLE OF CONTENTS

All dollar amounts set forth in this report are in United States dollars except where otherwise indicated.

Forward-Looking Statements

Forward-looking statements in this report, including without limitation, statements relating to our plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that such forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from historical results or those we anticipate. We refer to “Item 1A: Risk Factors” as well as other factors discussed in this annual report. Our statements are based upon information known to us as of the date of this annual report, and we assume no obligation to update or alter our forward-looking statements within this annual report, whether as a result of new information, future events or otherwise, except when required by applicable federal securities laws.

PART I

ITEM 1: BUSINESS

a)	Business Development

TurboSonic Technologies, Inc. (OTCBB:TSTA) designs and supplies air pollution control technologies to industrial customers worldwide. Under a reorganization plan approved by a bankruptcy court in 1997, Sonic Environmental Systems, Inc., a US public company, consolidated with Turbotak Technologies, Inc, a privately-held Canadian company to form TurboSonic Technologies Inc. The founding companies were incorporated in the State of Delaware in April 1961 and in the Province of Ontario Canada in 1976.

Our executive offices are located at 550 Parkside Drive, Suite A-14, Waterloo, Ontario, Canada N2L 5V4; our telephone number is (519) 885-5513. Our website is located at www.turbosonic.com. The information on our website is not part of this annual report.

b)	Our Business

Introduction

Our proprietary technology is designed to address a wide variety of air pollution control problems for industries including pulp and paper, wood products, metallurgical (non-ferrous and iron and steel), cement and mineral processing , ethanol and biofuel production, industrial/medical and municipal solid waste (MSW) incineration, petrochemical, textiles and power generation. We are actively pursuing opportunities related to the production of alternative fuels as cellulosic ethanol, pelletizing, biodiesel and other biofuels processes are developed. We believe our products and systems, which are designed to meet the strictest emission regulations for gaseous and particulate emissions, afford economic and technical advantages over competitive air pollution equipment.

The following table reflects the approximate percentages of our revenue derived from our principal customer categories during the fiscal years indicated:

	Year Ended
Customer Revenue by Industry	June 30,
	2009	2008
Waste Incineration, including MSW	5%	4%
Cement and Mineral Processing	23%	20%
Metallurgical Processing	3%	10%
Pulp and Paper	2%	2%
Wood Products	12%	41%
Ethanol and Biofuel Production	21%	9%
Power Generation	7%	--%
Textiles	1%	--%
Petrochemical	21%	9%
Other	5%	5%
	100%	100%

U.S. and Canadian customers collectively accounted for approximately 74% and 88% of our sales during the fiscal years ended June 30, 2009 and 2008, respectively. Revenue derived from export sales is transacted in U.S. Dollars and Euro.

	Year Ended
Customer Revenue by Geographic Area	June 30,
	2009	2008
United States	70%	83%
Canada	4%	5%
South and Central America	1%	2%
Spain	17%	--%
Other Europe	7%	6%
Asia	--%	2%
Other	1%	2%
	100%	100%

Scope of Contracts

We are contractually responsible to our customers for all phases of the design, fabrication and, if included in the scope of our contract, field installation of our products and systems. Successful completion of our contractual obligation is generally determined by a performance test that is conducted either by our customer or by a customer-selected independent testing agency.

We perform all process engineering, including but not limited to, the determination of the size, geometry and structural characteristics of the particular system needed for gaseous, mist or particulate removal, and perform the detailed design of, and develop specifications for, all applicable structural, electrical, mechanical and chemical components of such system. We have sales, project management and field service personnel in remote offices to support local markets. We, historically, have not manufactured or fabricated our own products or systems. Rather, we subcontract the manufacturing of our components to be incorporated by third party fabricators into our custom designed systems whereon they are then installed in the field by local contractors. Our project managers and quality assurance personnel supervise, and manage all technical, physical and commercial aspects of our contracts to ensure we meet our customers’ performance criteria.

Products and Systems

We offer a range of products and systems, incorporating diverse technologies, to address the industrial processing, air pollution control and other environmental management needs of our customers. Besides the design and supply of stand-alone systems, we often integrate our products and systems into equipment provided by others. These alliances facilitate our ability to provide custom-engineered solutions to meet or exceed environmental standards.

Certain of our products and systems employ proprietary nozzles to atomize liquids passing through the nozzles, resulting in the liquid stream being converted into fine droplets. Controlling the liquid and gas pressures applied to the nozzle can modulate droplet sizes and liquid flow rates. We have sold atomizing nozzles for many years.

	Year Ended
Customer Revenue by Primary Products and Systems	June 30,
	2009	2008
SoniCool™ Evaporative Gas Cooling and Conditioning Systems *	26%	17%
SonicKleen™ Wet Electrostatic Precipitation Systems (WESP)*	56%	43%
Wet Scrubbers and Gas Absorbers *	9%	29%
TurboSorb Semi-dry Scrubber Systems*	5%	5%
Other Atomizing Nozzles, Service and Spare Parts	4%	6%
	100%	100%
(*) Includes Air Pollution Control system upgrades and spare parts.

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

SonicKleen™ Wet Electrostatic Precipitation Systems (WESP)

The SonicKleen™ WESP removes sub-micron particulate, heavy metals, dioxins and furans, mists, and fumes from process gas streams. More efficient than scrubbers this system is often specified for power boilers, waste incineration, acid plant gas treatment, ethanol and biofuel production, power generation, thermal oxidizer pre-cleaning, and other industrial process gas streams. It has proven to be reliable and has exceeded regulatory targets for performance while retaining operating and maintenance costs to a minimum.

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

TurboSorb Semi-Dry Scrubber

The TurboSorb Semi-Dry Scrubber treats industrial process gas streams, removing acid gases such as SO2 (sulfur dioxide)and HCI (hydrochloric acid). By spraying an alkali reagent, the TurboSorb system can achieve higher removal efficiencies of SO2 and HCl than traditional “dry” scrubbers. Unlike “wet” systems, all water is evaporated resulting, in no liquid waste stream being generated.

We have a substantial installed base of hundreds of scrubbers and gas absorbers worldwide. Using patented processes and components we can meet the most rigorous current regulations for limiting gaseous and particulate emissions.

Air Pollution Control System Upgrades

We are able to retrofit existing air pollution control equipment, using our atomizing nozzles, venturi scrubber and wet electrostatic precipitator technologies and years of experience in the air pollution control industry, to consistently improve performance. An equipment upgrade is significantly less expensive than purchasing new equipment. Our engineers will assess an existing system and propose an upgrade solution where practical.

Atomizing Nozzles and Spare Parts

Our Turbotak atomizing nozzles, which are used in a wide variety of industrial applications, atomize liquids to extremely small droplets. The nozzles feature a two-phase design for superior control over droplet size and distribution pattern. The nozzles range from single-orifice to multi-orifice designs which makes them ideal for evaporative gas cooling, spray drying, wet and semi-dry scrubbing, performance enhancement of air pollution control systems, as well as combustion and incineration. Other nozzle designs we offer generate very low flow rates that make them ideal for applications such as dust suppression and humidification.

Our nozzles are sold as parts to other suppliers in the industry. We incorporate these nozzles into our air pollution control systems to meet superior performance criteria.

Given the extreme conditions under which industrial process and air pollution control systems operate, there is an ongoing requirement for maintenance and replacement parts. We offer specialized field service, replacement parts and retrofit components.

New Products

Catalytic Gas Treatment (CGT)™ technology controls emissions of regulated Volatile Organic Compounds (VOCs) such as formaldehyde and methanol from process gas streams. CGT has been demonstrated to reduce regulated emissions of aldehydes and alcohols by over 95%. Treating a wide range of alcohols and aldehydes, CGT™ utilizes an environmentally friendly catalytic process to destroy VOCs without the production of harmful, combustion-related green house gases and nitrogen oxides (NOx). Traditional thermal destruction technologies for VOC control consume expensive natural gas and generate CO2. CGT technology avoids CO2 creation, which is a much more desirable, cost-effective solution than thermal oxidation and avoids the need for carbon capture and sequestration. TurboSonic holds the exclusive worldwide marketing rights for the patented CGT technology. TurboSonic’s proprietary clean air technology will be integrated with the CGT technology for use by building products and other industries requiring VOC control.

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

	Year Ended
Significant Customer Revenue	June 30,
	2009	2008
Top 3 customers for the year	51%	35%

Backlog

Backlog represents unfilled customer orders for our products and services. Additions to backlog are recorded with a signed sales contract. As work proceeds on the contract, the applicable percentage of completion is converted from backlog to revenue recognition. The backlog balance represents committed work yet to be completed.

Our business is driven by environmental regulations, operational improvements, product life cycles, new plant developments, competitive pressures, and other economic and non-regulatory factors affecting our capital goods markets. Our backlog and revenues can fluctuate significantly in response to these factors.

	Year Ended
	June 30,
	2009	2008
Backlog, balance at	$10,200,000	$5,700,000

Product Research & Development

We have an ongoing program for the research, development and commercialization of new industrial processing and air pollution control products, systems and technologies, and the enhancement of existing products and systems. We believe that these investments will contribute significantly to our future growth.

	Year Ended
	June 30,
	2009	2008
Expenditures for research and development, net of customer and government support, if applicable	$122,268	$149,637

Proprietary Protection

We rely on a combination of patents, trade- and service-marks, trade secrets and know-how to protect our proprietary technology and rights. We own 35 international patents and patents pending relating to a variety of air pollution control applications.

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

Government Regulation

Stringent environmental laws have been enacted in the United States and other nations in response to public concern about the environment. The need to comply with these laws creates demand for our products. The United States Clean Air Act, federal, state and local regulations which implement it and the enforcement of these laws and regulations largely determine the level of expenditures that customers will make to limit emissions from their facilities.

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

The U.S. Environmental Protection Agency (“EPA”) is currently seeking to tighten certain emission standards, thereby forcing a number of industries to adopt technologies, such as WESPs, in order to meet emissions targets that more traditional technologies, such as scrubbers, will not be able to meet effectively. Court challenges to the implementation of certain of the National Emission Standards for Hazardous Air Pollutants (“NESHAP”) in the United States market have delayed order placement by companies intending to be compliant. The standards set by the EPA under NESHAP for particular source categories (such as (i) plywood and composite wood and (ii) boilers and process heaters) are known as Maximum Achievable Control Technology (“MACT”) standards. New Boiler MACT rules in the US market for industrial steam and power generation are expected to be promulgated after a review period starting in October 2009.

The EU is enforcing emission regulations based on the latest standards developed according to individual industries, requiring industrial emitters to install and operate emission control equipment. Similarly, other international jurisdictions are implementing, tightening and enforcing regional industrial emission regulations requiring industrial entities to install and operate emission control equipment.

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

Employees

Our employees are generally long serving, technically qualified and performance driven. As of June 30, 2009, we employed 47 full time persons and 2 part-time persons, including 7 engineers, 11 salespersons, and 17 technical support persons. None of our employees are represented by a labor union. We believe that our relationship with our employees is satisfactory.

Financial Information about Foreign and Domestic Operations and Export Sales

A table of Customer Revenues by Geographic Area is set forth above under “Our Business – Introduction”.

We have an office in Milan Italy to manage our business relative to sales opportunities in Europe and other international locations.

Foreign transactions are conducted in Canadian dollars, US dollars or Euro to accommodate customers and all reporting is prepared in US dollars. As a result, fluctuations in currency exchange rates may affect operating results. To mitigate currency exposure we attempt to contract outsourcing, where practical, in the same currency as the sales contract. We participated in foreign exchange hedging activities during the fiscal year ended June 30, 2009. There were no outstanding forward contract commitments at June 30, 2009.

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

Our revenue is concentrated among a few customers who vary from year to year. Sales to our top three customers accounted for 51% of our net revenues in the fiscal year ended June 30, 2009 and 35% in 2008. One was a repeat customer accounting for 9% in 2008. The bulk of our revenue is large dollar capital contracts where the customer base may change widely on a year-to-year basis. Our inability to replace these customers on an annual basis could materially and adversely affect future revenue and profitability.

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

Our foreign sales are subject to certain inherent risks. Approximately 26% and 12%, respectively, of our revenues during the fiscal years ended June 30, 2009 and 2008 were derived from sales made outside of North America. Foreign sales are subject to certain inherent risks, including unexpected changes in political, regulatory and other legal requirements, tariffs and other trade barriers, regional economic conditions and business practices, greater difficulty in collection of accounts receivable, foreign exchange fluctuations and potentially adverse tax consequences. There can be no assurance that these factors will not have an adverse impact on our future foreign sales and, consequently, on our operating results.

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

Fixed price contracts expose us to losses in the event of cost overruns. Our receipt of a fixed price contract as a consequence of being the lowest competitive bidder carries the inherent risk that our actual performance costs may exceed the estimates upon which our bid for such contract was based. To the extent that contract performance costs exceed projected costs, our profitability could be materially adversely affected. Escalation clauses regarding labor or material changes, including commodity price changes, are not normally accepted by our clients. Rather we may elect to place orders as soon after receipt of a firm customer order as possible to manage our labor/material price escalation exposure.

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

ITEM 1B: UNRESOLVED STAFF COMMENTS

NONE.

ITEM 2: PROPERTIES

TurboSonic occupies the following facilities:

Location	Use	Sq. Ft.	Annual Rent	Lease Expires
Waterloo, Ontario, Canada	Executive, administration, sales, engineering, project management	12,400	$91,100	July 2013
Parsippany, New Jersey, USA	Sales & engineering	640	$14,200	August 2010
Raleigh, North Carolina, USA	Project management	1,000	$10,800	November 2009
Milan, Italy	Sales & project management	975	$18,000	January 2013

ITEM 3: LEGAL PROCEEDINGS

Please refer to Note 11(b) to our Consolidated Financial Statements.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted for a vote to our security holders during the fourth quarter of our fiscal year ended June 30, 2009.

PART II

ITEM 5: MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is quoted on the OTC Bulletin Board under the symbol “TSTA”.

The following table sets forth the range of the bid quotations for our Common Stock for the periods shown, as furnished by The Nasdaq Stock Market.

	Common Stock (1)
	High	Low
Fiscal Year Ended June 30, 2009
First Quarter	$0.790	$0.450
Second Quarter	$0.790	$0.200
Third Quarter	$0.440	$0.300
Fourth Quarter	$1.360	$0.350
Fiscal Year Ended June 30, 2008:
First Quarter	$1.360	$0.900
Second Quarter	$1.370	$0.710
Third Quarter	$0.830	$0.520
Fourth Quarter	$0.660	$0.450

(1) The above quotations represent prices between dealers and do not include retail mark up, markdown or commissions. They do not necessarily represent actual transactions

As of June 30, 2009, there were 350 holders of record and approximately 1,200 beneficial holders of the Common Stock. This number of beneficial holders represents the number of actual holders of our Common Stock, including an estimate of the beneficial owners of shares held in “nominee” or “street” name.

We do not anticipate paying any cash dividends in the foreseeable future, as it is the current policy of our Board of Directors to retain any earnings to finance our future operations and expand our business.

ITEM 6: SELECTED FINANCIAL DATA

The following table sets forth selected financial data for the last three fiscal years. This selected financial data is derived from our Consolidated Financial Statements, as filed on this Form 10-K for 2009 and 2008, and from the prior year Form 10-KSB for year 2007.

	Fiscal 2009	Fiscal 2008		Fiscal 2007
	$	$		$
Revenue	$25,405,475	$14,268,284		$22,893,353
Net Income (Loss)	$1,555,905	$(662,994)		$1,281,462
% Return on sales	6.1%	(4.6%	)	5.6%
W orking capital	$4,922,251	$2,861,501		$3,455,180
Current Ratio	1.66:1	1.72:1		2.51:1
Shareholders Equity	$5,860,806	$4,350,080		$4,788,778
% Return on shareholders equity	26.5%	(15.2%	)	26.8%
Basic weighted average number of shares	15,130,054	15,130,054		14,933,087
Diluted weighted average number of shares	15,168,536	15,130,054		15,055,748
Diluted earnings (loss) on weighted average number of shares	$0.10	$(0.04)		$0.09

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

We conduct business in Canadian, US and European currency to accommodate customers and mitigate our exchange risk through matching the sales currency with the supplier currency where practical. We participated in foreign exchange hedging activities during the fiscal year ended June 30, 2009. There were no outstanding forward contract commitments at June 30, 2009. We do not consider the company significantly exposed to exchange fluctuations.

Critical Accounting Policies and Estimates

Discussion of our financial condition and results of operation is an analysis of our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), consistently applied. The preparation of these Consolidated Financial Statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related contingent assets and liabilities. We continually evaluate our estimates, including those related to equipment supply contracts, intangible assets, bad debts, inventories, warranty obligations, income taxes, contingencies and litigation. We base our estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

We believe the following critical accounting policies affect the more significant judgements and estimates used in the preparation of our Consolidated Financial Statements:

Revenue Recognition

We derive revenue from long-term contracts which require performance [i.e., design, fabricate, install, commission and test] over a time span which may extend beyond one or more accounting periods. For long-term contracts, we employ the percentage of completion method for all of such projects being undertaken except in instances of significant uncertainty, such as in the use of new technology, in which we employ the completed contract method. Aftermarket revenue recorded is based on persuasive evidence of an existing arrangement, price is fixed and determinable, products are shipped, services are performed or billings are rendered, which approximates actual performance, and collection is reasonably assured.

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

At June 30, 2009, the net position of contracts in process is advance payments of $1,299,408 compared to 2008 with an advance payment of $1,278,470. These amounts include gross costs and accrued income, which is netted against billings and progress payments. If the conditions of work to be performed change, or the estimated costs are not accurately projected, the gross profit from construction-type contracts may vary significantly in future periods. For example, a one percent variance in our estimate of costs as of June 30, 2009 on all open fixed-price contracts would impact our pre-tax income from product sales and services by $300,000.

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

An annual test was completed at April 1, 2009 for the Aftermarket business segment, as required by SFAS No. 142. It was concluded that there was no impairment of goodwill value for the year ended June 30, 2009.

Income Taxes and Tax Valuation Allowances

We adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, (“FIN 48”), on July 1, 2007. The cumulative effect of adopting FIN 48 did not have a material impact on our financial position or the results of operations.

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

Our Consolidated Balance Sheet as of June 30, 2009 includes a non-current deferred tax asset of $307,424. This compares with a non-current deferred tax asset of $774,959 as of June 30, 2008. For all jurisdictions for which we have net deferred tax assets, we expect that our existing levels of pre-tax earnings are sufficient to generate the amount of future taxable income needed to realize these tax assets. Although we make every reasonable effort to ensure the accuracy of our deferred tax assets, if we continue to operate at a loss in certain jurisdictions or are unable to generate sufficient future taxable income, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, or if the potential impact of tax planning strategies changes, we could be required to increase the valuation allowance against all or a significant portion of our deferred tax assets resulting in a substantial increase in our effective tax rate and a material adverse impact on our operating results.

Results of Operation

TurboSonic has just completed a record year of revenue and net income, and despite the economic downturn, our plan calls for continued aggressive growth. TurboSonic’s management has focused on executing an organic growth plan of technology development and market expansion while maintaining minimal corporate debt. Our sales accomplishments in fiscal 2009 include:

  a contract for the first wet electrostatic precipitator (“WESP”) to be used in conjunction with a carbon capture and sequestration project on a coal-fired power generation plant;
  multiple contracts for air pollution control systems for oil refineries;
  the first US contract for CGT, non-combustion-based technology for treatment of volatile organic compounds (e.g. formaldehyde);
  a contract for a large acid gas emissions (e.g. SO2 and HCl) control system for a cement plant; and
  several contracts for post-combustion control of nitrogen oxides (“DeNOx”).

These opportunities were the result of a planned effort to diversify our geographic and industrial markets and the product offerings to serve them. We recently completed ISO 9001 registration, signifying the company’s commitment to product excellence and customer satisfaction while qualifying the company for larger, international projects. TurboSonic’s operations leverage our international team of experts, working in multiple currencies, in established markets with proven products that are supported by 35 patents and patents pending.

Government initiatives taken to enforce new regulations to mitigate effects of air pollution are the primary driver for the air pollution control technology market. Sources of air pollution in our markets include a broad range of facilities in Cement, Chemical and Mineral Processing, Ethanol and Biofuel production, Metallurgical, Petrochemicals, Power Generation, Pulp and Paper, Waste Incineration, and Wood Products industries, among others. They emit regulated pollutants including sulfur dioxide, nitrogen oxides, particulate matter, including carbon and heavy metals, and volatile organic compounds (VOCs). CO2 is emitted in the process of fuel combustion, including oil-, gas-, coal- and biofuels-fired power generation. CO2 is regulated in many industrialized nations and increasingly is being regulated in North America through regulations adopted by California and the Regional Greenhouse Gas Initiative, and other developing polices at the state and federal levels in the United States and Canada.

Climate change and efforts to mitigate existing and future emissions of global warming pollutants is attracting, and we believe will continue to attract, regulatory attention. The United States EPA has issued a “proposed finding” that greenhouse gases contribute to air pollution that may endanger public health or welfare, and has proposed to require reporting of CO2 emissions. Efforts to mitigate CO2 emissions in the United States and other concerned markets include cap and trade programs to provide financial incentives to encourage industry to invest in control solutions. An alternative approach, imposing a tax on carbon emissions, could also increase demand for our technologies and services.

According to The McIlvaine Company, a recognized independent market consulting firm with expertise in the air pollution control industry, the world market for air pollution control systems, products and services is forecast to grow from $65 billion in 2004 to $250 billion by 2015. The momentum of environmental awareness and our efforts have driven the demand for our technologies. International expansion plays a key role in our long-term business plan, as we collaborate with firms internationally to enable us to better service our markets. As we continue to focus on the challenge of maintaining the momentum of a record year, we have increased staffing at all international locations. We are committed to developing innovative product offerings in partnership with industry, in response to new and existing regulations to better address demands for a cleaner environment, a greener industry, and a reduction in consumption of non-renewable resources.

We have already introduced one technology that can be used to reduce greenhouse gas emissions – Catalytic Gas Treatment. Catalytic Gas Treatment (CGT), for which TurboSonic holds the exclusive worldwide marketing rights, has been demonstrated to reduce regulated emissions of aldehydes and alcohols by over 95%. TurboSonic was recently awarded a $4 million order for the first CGT installation at a US manufactured wood products producer. We believe that the patented CGT technology offers the opportunity of replacing the use of thermal oxidation for volatile organic compound (VOC) emissions control. In such cases, CGT eliminates the need for combustion of costly natural gas and avoids the associated CO2 and NOx emissions. We believe that Return on Investment (ROI) will drive the purchase decision for CGT technology, and that CGT will displace a significant number of thermal oxidizer and other VOC control products in industries, including manufactured wood products, food processing and ethanol production. The worldwide market for thermal oxidizers represents 40% of the total market for VOC abatement equipment, which is estimated in 2008 to be $4.25 billion annually.

Reductions in these CO2 emissions may mean eligibility for obtaining carbon credits through proposed cap and trade programs. Based on current proposals we believe that TurboSonic can benefit from carbon credits, either through direct incentives or through ROI supporting the investment in our technology. In one example, a large wood products plant can reduce CO2 emissions by 34,000 tons per year; proposals value carbon credits at $10-$30 per ton of CO2.

Additionally, our SonicKleenTM WESP technology has been installed to improve performance of CO2 absorption technology used to isolate carbon dioxide from coal-fired power plants for sequestration. The international market for WESPs was forecast to grow from US$600 million in 2007 to more than US$750 million by 2012. These forecasts include WESPs supplied to coal-fired power plants.

In the midst of the accelerated worldwide push for a cleaner world, we have two objectives: to increase shareholder value, and to provide the solutions to enable a reversal to environmental neglect, most visible through the threat of global warming and climate change. We believe that the trend will continue toward a cleaner environment through a confluence of regulations and public pressure, increasing the demand for our products and supporting our plans for growth.

12 MONTH COMPARATIVE INCOME STATEMENTS AT JUNE 30, 2009 AND 2008

	Fiscal 2009	% to	Fiscal 2008	% to		Increase (Decrease)
		Total		Total
	$	Revenue	$	Revenue		$	%
Contract revenue & sales
OEM Systems	21,148,204	83%	10,448,994	73%		10,699,210	102%
Aftermarket parts & retrofits	4,257,271	17%	3,819,290	27%		437,981	11%
	25,405,475	100%	14,268,284	100%		11,137,191	78%
Contract costs & cost of sales
OEM Systems	15,681,617	62%	8,516,319	60%		7,165,298	84%
Aftermarket parts & retrofits	2,527,524	10%	2,187,158	15%		340,366	16%
	18,209,141	72%	10,703,477	75%		7,505,664	70%
Gross profit
OEM Systems	5,466,587	21%	1,932,675	14%		3,533,912	183%
Aftermarket parts & retrofits	1,729,747	7%	1,632,132	11%		97,615	6%
	7,196,334	28%	3,564,807	25%		3,631,527	102%
Expenses
Selling, general & administrative	4,746,450	19%	4,262,917	30%		483,533	11%
Research & development costs	122,168	0%	149,637	1%		(27,469)	(18%	)
Depreciation & amortization	163,065	1%	185,927	1%		(22,862)	(12%	)
	5,031,683	20%	4,598,481	32%		433,202	9%
Income (loss) from operations	2,164,651	8%	(1,033,674)	(7%	)	3,198,325	NM
Other (income) expense
Interest, net	(20,492)	0%	(55,706)	0%		35,214	(63%	)
Income (loss) before taxes (EBT)	2,185,143	8%	(977,968)	(7%	)	3,163,111	NM
Provision for (recovery of) income taxes	629,238	2%	(314,974)	(2%	)	944,212	NM
Net income (loss)	1,555,905	6%	(662,994)	(5%	)	2,218,899	NM
Foreign currency translation adjustment	(114,841)	0%	102,599	1%		(217,440)	(212%	)
Comprehensive Income (loss)	1,441,064	6%	(560,395)	(4%	)	2,001,459	NM

OEM systems revenue increased 102% over the prior year due primarily to increased product sales for Wet Electrostatic Precipitators (WESP) (65% of increase) and evaporative cooling towers (35% of increase). The increased WESP revenue is the result of orders from the ethanol and biofuel industry (60% of increase) and the petrochemical industry (40% of increase). The increased evaporative cooling orders are from the cement industry. We anticipate continued OEM system sales into these industries and we expect OEM systems sales to the wood industry remaining static based on the current market prices for their products.

The Cost of Sales for OEM systems increased 84% over the prior year, which reflects the increased volume and a higher gross margin achievement by 8% compared to fiscal 2008.

Gross margin on OEM systems in fiscal 2009 was 26% and in fiscal 2008 was 18%, based on specific contract experience relative to the competitive nature of the bidding process for each contract.

Aftermarket revenues increased 11% over the prior year due mostly to increased semi-dry scrubber component orders and shipments in fiscal 2009 to the power generation industry, as the result of timing of orders received. We expect that the increase in semi-dry scrubber component orders to continue.

The Cost of Sales for Aftermarket products increased 16% over the prior year, which reflects the increased volume and a lower gross margin achievement by 2% compared to fiscal 2008.

Gross margin on Aftermarket revenue in fiscal 2009 was 41% and in fiscal 2008 was 43%, based on a different product line mix experienced from one year to the next.

The gross margin contribution from OEM systems in fiscal 2009 increased 183% over fiscal 2008, and Aftermarket gross margin contributions in fiscal 2009 increased 6% over fiscal 2008. This is due to the change in mix of revenues and cost of sales between the reporting segments.

Selling, general and administrative expenses increased $483,533 (11%) in fiscal 2009. This increase is represented by changes in the following: bad debt expense $67,700 (+14%), legal fees $48,400 (+10%), executive bonuses $180,400 (+37%) and European office expenses $437,000 (+90%), partially offset by the favorable foreign exchange impact of Canadian-denominated expenses relative to the prior fiscal year $250,000 (-52%). The increased European office expenses are attributable to the hiring of additional staff for augmented sales efforts and customer support in Europe. As a percentage of total revenue, selling, general and administrative expenses were 19% in fiscal 2009 and 30% in fiscal 2008.

The decrease of $27,469 in research and development costs is primarily due to the substantial completion of the WESP technology upgrades in the current year.

The decrease of $35,214 in interest earned is due to the lower interest rates experienced in fiscal 2009 versus those of fiscal 2008.

Income before taxes increased by $3,163,111 year over year from $2,185,143 in fiscal 2009 compared to a loss before taxes of $977,968 in fiscal 2008. This full year result reflects the higher revenue combined with increased OEM margin experienced in fiscal 2009.

Provision for income tax for fiscal 2009 was $629,238 compared to an income tax recovery of $314,974 in fiscal 2008. The fiscal 2009 provision for tax includes decreases in deferred tax assets in the US of $109,292 and in Canada of $289,317, together with provisions for Canadian tax of $202,563, US tax of $18,594 and Italian tax of $9,472. The fiscal 2008 tax recovery relates to recognition of an increase of the Canadian deferred tax asset of $361,763, a decrease in the US deferred tax asset of $46,571, and current US tax expense of $218, as discussed in note 13 to the Consolidated Financial Statements.

The other comprehensive income shown as foreign currency translation adjustment reflects the exchange values for Canadian dollar and Euro accounts on the balance sheet converted to US dollars. The statement of comprehensive income reflects change in the carrying value of these accounts – a reduction of $114,841 in fiscal 2009 and an increase of $102,599 during fiscal 2008 - while the Stockholders’ equity carries the cumulative value of currency exchange for balance sheet accounts.

LIQUIDITY AND CAPITAL RESOURCES

	For the year ended June 30,
Cash Summary	2009	2008
Cash (used in) provided by:	$	$
Operations	2,901,125	696,289
Purchase of equipment	(248,373)	(17,179)
Disposition proceeds – fixed assets	--	30,264
Repayment of capital leases	(9,056)	(10,338)
Foreign currency translation of cash	(212,711)	38,435
Net cash provided during the period	2,430,985	737,471
Cash beginning of period	3,190,181	2,452,710
Cash end of period	5,621,166	3,190,181
Working Capital Summary	2009	2008
Current assets	12,410,280	6,815,215
Current liabilities	7,488,029	3,953,714
Net working capital	4,922,251	2,861,501
Current ratio	1.66	1.72
Summary of Contracts in Progress	2009	2008
Contract value completed and to be invoiced	1,027,858	1,011,625
Contract advances invoiced	(2,327,266)	(2,290,095)
Net contracts in progress	(1,299,408)	(1,278,470)
Contract Backlog	2009	2008
Contract value to be recognized as revenue	10,200,000	5,700,000

In fiscal 2009, operations provided $2,901,125 in cash compared to fiscal 2008 when operations provided $696,289 in cash. Cash provision in 2009 was the result of increased accounts payable and accrued charges, combined with the net income achieved for the year. The provision of cash in 2008 was primarily from contracts that had been paid in advance. The working capital position increased in 2009 to $4,922,251 from $2,861,501 and the current ratio decreased from 1.72:1to 1.66:1.

Our contract payment terms provide for funding the progression of work to the point of delivery. A final holdback amount is often dependent on commissioning, specified performance criteria or a fixed time of operations. At any point in time, the contracts in process with costs that exceed invoicing may exceed the contracts that have been invoiced in advance of performance. At June 30, 2009, the net position of contracts in process is advance payments of $1,299,408 compared to June 30, 2008 with advance payments of $1,278,470.

During 2009, we renewed a credit facility with a major Canadian bank for a total of CAD $4.25 million, together with a demand loan for computer equipment. This facility includes a demand operating line of CAD $1.5 million secured by our receivables, a demand credit for standby letters of credit for CAD $2.0 million secured by a general security agreement and guarantees were provided by Export Development Canada, on a fee-for-service basis, plus a demand credit for foreign exchange contracts for CAD $750,000. The demand credit for standby letters of credit was subsequently increased in June 2009 to US$4,250,000. At June 30, 2009 we had standby letters of credit for approximately $2,359,624 in place with various customers in order to receive cash proceeds ahead of customer-specified milestones. There were no drawdowns against the operating or foreign exchange credit lines at June 30, 2009.

Our backlog as at June 30, 2009 was approximately $10,200,000, which we expect to record 100% as revenue in fiscal 2010, compared to the June 30, 2008 backlog of $5,700,000. There is no assurance that backlog will be replicated, increased or transferred into higher revenues for the future.

In summary, we have sufficient capital resources to support anticipated operations through fiscal 2010. At June 20, 2009, we had outstanding standby letters of credit (L/C) within our credit facility totaling $2,359,624 at June 30, 2009 and an outstanding loan balance of CAD $236,110. These standby L/C’s have been exchanged with our clients for early release of funds under advance payment or holdback terms of payment, as provided under the terms of the applicable purchase order/contract.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign transactions are conducted in Canadian dollars, US dollars or Euro to accommodate customers and all reporting is prepared in US dollars. A major portion of our selling, administrative and engineering expenses is denominated in Canadian dollars. As a result, fluctuations in currency exchange rates may affect operating results. We have entered into forward or future foreign exchange contracts, but there were no outstanding forward foreign exchange contracts at June 30, 2009. To further mitigate currency exposure we attempt to contract outsourcing, where practical, in the same currency as the sales contract or with fabricators where the all-in costs, including currency, are most favorable. At June 30, 2009, we were not using any bank borrowing facility, other than outstanding standby letters of credit totaling $2,359,624 and a demand loan with an outstanding balance of CAD $236,110 at June 30, 2009, that could subject us to the risk of interest rate fluctuations.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to pages F-1 through F-19 comprising a portion of this Annual Report on Form 10-K.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A: CONTROLS AND PROCEDURES

Our management has carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2009. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2009.

There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management determined that, as of June 30, 2009, our internal control over financial reporting was effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

ITEM 9B: OTHER INFORMATION

On September 24, 2009, we issued a press release announcing our financial results for the year ended June 30, 2009. A copy of the press release is being furnished as Exhibit 99.1 to this report and incorporated herein by reference.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers, directors and key persons are as follows:

Name	Age	Positions and Offices

Ken Kivenko	67	Chairman of the Board
Edward F. Spink	55	Chief Executive Officer and Director
Egbert Q. van Everdingen	48	President, Secretary-Treasurer and Director
Carl A. Young	67	Chief Financial Officer
Richard H. Hurd	72	Director
Glen O. Wright	60	Director
Raymond L. Alarie	57	Director
F. Eugene Deszca	61	Director
Robert A. Allan	67	Vice President Engineering
David J. Hobson	61	Vice President Finance & Administration
Richard C. Gimpel	61	Vice President Marketing & Sales
Luca Finzi	55	General Manager – Italian Branch

Ken Kivenko, P.Eng., has been a director of our company since February 2007. Mr. Kivenko, a member of the Professional Engineers of Ontario, is the founder and President of Kenmar Consulting. Kenmar acts as a private consultant in the areas of strategic planning, Total Quality, financing and governance, and was established in January 2001. Prior thereto, he was President and CEO of NBS Technologies, a supplier of credit and ID cards and card personalization equipment, from June 1995 to December 2000. He currently serves on the board of RDM Corporation (HR/Compensation committee and Chair of Disclosure Committee). He is the Advisory Committee Chairman for the Small Investor Protection Association in Canada, a member of the board of the National Quality Institute and is a former member of the Ontario Securities Commission Continuous Disclosure Advisory Committee.

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

Raymond L. Alarie, P.Eng., ICD.D, has been a director of our company since December 2008. Mr. Alarie, a member of the Professional Engineers of Ontario, was Executive Vice President for Stantec Inc. from 2003 until he retired in 2006, with responsibility for several professional disciplines and regional operations in Canada and in the USA totaling some 2,500 staff. Stantec provides professional design and consulting services in planning, engineering, architecture, surveying, and project management. Prior thereto and concurrent with the most recent position, he was a member of Stantec’s Executive Leadership Team from 1997 to 2006 and contributed to Stantec’s growth from 1,500 to over 5,500 employees. Since his retirement from Stantec in January 2006, he has continued to provide occasional services to that firm as a senior consultant. In 2005, he received his corporate director designation through the Institute of Corporate Directors of Canada.

Dr. F. Eugene Deszca, Ph.D., has been a director of our company since December 2008. Dr. Deszca has been a Professor since 1982 at Wilfrid Laurier University in the School of Business and Economics, where he is currently the Associate MBA Director. He has taught at Queen’s University, York University, the University of Western Ontario’s Graduate Program in Engineering Management, and at St. Francis Xavier University, and is a member of the board of directors of the Society of Management Accountants of Canada. As an educator and consultant, he has focused on the development of organizations and the people who work there, change management and the enactment of strategy. His consulting work is conducted through Gene Deszca and Associates, of which he is President.

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

Luca Finzi has served as General Manager Europe since February 2006. From 1996 to 2005 he was a General Manager with Hamon Research Cottrell, part of the Belgian-based Hamon Group, including three years as President of Hamon Research Cottrell USA, based in New Jersey. Prior thereto, from 1985 to 1996, he was a manager with Cifa Progetti, an Italian company focused on environmental systems and bulk solids handling. He holds a Master's degree in Mechanical Engineering from the Politecnico of Milan.

All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Executive officers are elected annually by the Board of Directors to hold office until the first meeting of the Board following the next annual meeting of stockholders or until their successors are chosen and qualified.

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who own beneficially more than 10% of our common stock to file reports of ownership and changes in ownership of such common stock with the SEC, and to file copies of such reports with us. Based solely upon a review of the copies of such reports filed with us, we believe that during the year ended June 30, 2009 such reporting persons complied with the filing requirements of said Section 16(a), except that Dr. Donald R. Spink, Sr., while a director of our company, did not file on a timely basis one Form 4 reflecting three donation transactions. The delinquent Form 4 was subsequently filed with the SEC.

Our Board of Directors has determined that each of our non-employee directors (Messrs. Kivenko, Hurd, Wright, Alarie and Deszca), who collectively constitute a majority of our Board, meets the general independence criteria set forth in the Nasdaq Marketplace rules. In addition, as further required by the Nasdaq rules, our Board has made a subjective determination as to each of the foregoing individuals that no relationships exist that, in the opinion of our Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Our audit committee consists of three directors, Richard H. Hurd as chairperson, Raymond L. Alarie and Ken Kivenko. The Board of Directors has determined that Messrs. Hurd, Alarie and Kivenko meet the Nasdaq Marketplace Rule definition of "independent" for audit committee purposes. The Board of Directors has also determined that Richard Hurd meets the SEC definition of an "audit committee financial expert."

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

Our compensation committee consists of three directors, Glen O. Wright as chairperson, F. Eugene Deszca and Raymond L. Alarie. The Board of Directors has determined that each member of the Compensation Committee meets the Nasdaq general definition of independence for members of the board of directors.

ITEM 11: EXECUTIVE COMPENSATION

Summary Compensation

Set forth below is the aggregate compensation for services rendered in all capacities to us during our fiscal year ended June 30, 2009 by our chief executive officer and by executive officers earning annual compensation exceeding $100,000 during our fiscal year ended June 30, 2009 (collectively the “Named Officers”).

SUMMARY COMPENSATION TABLE (1)

Name and	Year		Salary		Option		Non-equity		All Other
Principal Position	Ended				Awards (2)		Incentive Plan		Compensation		Total
	June 30						Compensation (3)
Edward F. Spink Chief Executive Officer	2009 2008	$ $	193,121 224,284	$ $	4,452 13,699		$96,561 --	$ $	1,287(4) 1,477(4)	$ $	295,421 239,460
Egbert Q. van Everdingen, President, Secretary-Treasurer	2009 2008	$ $	171,664 202,265	$ $	4,452 13,699		$85,832 --	$ $	1,287(4) 1,969(4)	$ $	263,235 217,933
Carl A. Young Chief Financial Officer	2009 2008	$ $	96,973 111,785		-- --		$42,916 --		-- --	$ $	139,889 111,785
Richard C. Gimpel, VP – Marketing & Sales	2009 2008	$ $	123,600 112,924	$	-- 2,749	$ $	27,540 4,035	$ $	12,963(5) 16,991(5)	$ $	164,103 136,699
Robert A. Allan VP - Engineering	2009		$98,692		--		$15,321		--		$114,013

1)	No bonus awards were made except for bonus awards under Non-Equity Incentive Plan Compensation. We have no pension or deferred compensation plans to which we contribute.

2)

This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2009 fiscal year for the fair value of option awards granted in fiscal 2008 and 2009, in accordance with SFAS 123R. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. The fair value of the option award was calculated using the closing price of our common stock on the date of grant. For additional information, refer to note 12 of our financial statements in the Form 10-K for the year ended June 30, 2009. Amounts in this column reflect our accounting expense for these awards and do not correspond to the actual value that will be recognized by the named executive officers.

3)	Amounts in this column represent discretionary bonuses approved by our Board of Directors in fiscal 2009 and 2008 for the named executive officers.

4)	This represents directors fees received during the corresponding fiscal year.

5)	This represents commission paid on orders received prior to fiscal 2007.

The recognized stock-based compensation expense listed as Option Awards for Mr. Spink in the above Summary Compensation table was derived from option awards made on January 5, 2007 at an exercise price of $1.10 per share, receiving 15,000 options as our Chief Executive Officer and 20,000 options as director and Chairman of the Board, together with an award of 20,000 options as a director made on December 11, 2007 at an exercise price of $0.84 and an award of 20,000 options as a director made on December 11, 2008 at an exercise price of $0.30.

The recognized stock-based compensation expense listed as Option Awards for Mr. Van Everdingen in the above Summary Compensation table was derived from option awards made on January 5, 2007 at an exercise price of $1.10 per share, receiving 15,000 options as our President and Secretary-Treasurer and 20,000 options as a director, together with an award of 20,000 options as a director made on December 11, 2007 at an exercise price of $0.84 and an award of 20,000 options as a director made on December 11, 2008 at an exercise price of $0.30.

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

None of our current executive officers are employed pursuant to an employment agreement.

OUTSTANDING EQUITY AWARDS AT JUNE 30, 2009

	Number of Shares	Number of Shares
	Underlying	Underlying	Exercise	Expiration
	Unexercised Options	Unexercised Options	Price	Date
	Exercisable	Unexercisable (1)

Edward F. Spink	35,000	--	$0.75	10/31/2010
	20,000	15,000	$1.10	1/05/2012
	20,000	--	$0.84	12/11/2015
	20,000	--	$0.30	12/11/2016

Carl A. Young	--	--	--	--

Egbert Q. van Everdingen	15,000	--	$0.75	10/31/2010
	20,000	15,000	$1.10	1/05/2012
	20,000	--	$0.84	12/11/2015
	20,000	--	$0.30	12/11/2016

Richard C. Gimpel	5,000		$0.75	10/31/2010
	--	12,500	$1.10	1/05/2012

Robert A. Allan	--	12,500	$1.10	1/05/2012

(1) Options vest on January 5, 2010.

COMPENSATION OF DIRECTORS

	Fees Earned or
	Paid in Cash	Option Awards (2)	All Other Compensation	Total

Donald R. Spink (1)	$5,150	$--	$--	$5,150
Julien J. Hradecky (1)	$4,721	$--	$--	$4,721
Richard R. Hurd	$21,750	$4,452	$--	$26,202
Ken Kivenko	$17,166	$4,452	$--	$21,618
Andrew T. Meikle (1)	$5,150	$--	$--	$5,150
Glen O. Wright	$13,304	$4,452	$--	$17,756
Raymond L. Alarie	$7,510	$4,452	$--	$11,962
F. Eugene Deszca	$6,867	$4,452	$--	$11,319

(1)	Messrs. Donald Spink, Meikle and Hradecky did not stand for election as a director at the December 11, 2008 annual meeting of shareholders.

(2)

This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2008 fiscal year for the fair value of option awards granted in fiscal 2008, in accordance with SFAS 123R. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. The fair value of the option award was calculated using the closing price of our common stock on the date of grant. For additional information, refer to note 12 of our financial statements in the Form 10-K for the year ended June 30, 2009. See the Grants of Plan-Based Awards Table below for information on stock awards made in 2009. Amounts in this column reflect our accounting expense for these awards and do not correspond to the actual value that will be recognized by the directors.

During the fiscal year ended June 30, 2008 and the first half of fiscal 2009, all of our directors were each paid $500 (CAD for all board members, except Mr. Hurd who is in US Dollars) for each board meeting attended and our non-executive directors were paid $2,500 per quarter and $250 for each committee meeting attended. Commencing with the third quarter of fiscal 2009, our non-executive directors were paid $3,000 per quarter and $500 for each regularly scheduled board meeting or committee meeting attended in person and $250 for each meeting attended by phone. In addition to the above-noted fees, the board and the audit committee chairperson each receive $3,000 per quarter and the compensation committee chairperson receives $750 per quarter. All of our directors are periodically granted stock options, typically on a yearly basis. Non-executive directors receive reimbursement of out-of-pocket expenses incurred for each board meeting or committee meeting attended. During the fiscal year ended June 30, 2009, there was a grant of 20,000 options to each director, which vested immediately, had an exercise price of $0.30 and an expiry date of December 11, 2016.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of September 11, 2009 the shares of our common stock beneficially owned by each person who, to our knowledge, is the holder of 5% or more of our common stock, by each of our directors, by the Named Officers and by all of our executive officers and directors as a group.

Name and Address of Beneficial Owner or Identity or	Number of Shares		Approximate Percentage
Group*	Beneficially Owned (1)		of Class
Dr. Donald R. Spink, Sr.	1,273,070	(3)	8.0%
Edward F. Spink	1,205,468	(2) (5)	7.6%
Egbert Q. van Everdingen	386,120	(2) (6)	2.4%
Richard H. Hurd	136,673	(4)	**
Glen O. Wright	114,400	(4)	**
Ken Kivenko	70,000	(7)	**
Raymond L. Alarie	220,000	(10)	1.4%
F. Eugene Deszca	110,000	(10)	**
Carl A. Young	7,000		**
Richard C. Gimpel	35,625	(8)	**
Robert A. Allan	127,250	(8)	**
Heartland Advisors, Inc. (11)	1,350,000		8.5%
Bard Associates, Inc. (12)	1,499,725		9.5%
Sprott Asset Management Inc. (13)	1,033,800		6.5%
All Executive Officers and Directors as a group (11 persons)	2,457,298	(9)	15.5%

(*)	Unless otherwise indicated, address of each person is c/o TurboSonic Technologies, Inc. 550 Parkside Drive, Suite A-14, Waterloo, Ontario, N2L 5V4, Canada.
(**)	Less than 1%.
(1)	Unless otherwise indicated, all persons named below have sole voting and investment power over listed shares.
(2)	Includes shares of TurboSonic Canada Inc., a wholly owned subsidiary of our company, which by their terms are convertible at any time into a like number of shares of Common Stock of our company (“TurboSonic Canada Shares”).
(3)	Includes 764,609 TurboSonic Canada Shares owned by Canadian numbered corporation, over which shares Dr. Spink exercises voting control.
(4)	Includes 80,000 shares issuable upon exercise of vested options.
(5)	Includes 95,000 shares issuable upon exercise of vested options.
(6)	Includes 75,000 shares issuable upon exercise of vested options
(7)	Includes 60,000 shares issuable upon exercise of vested options.
(8)	Includes 5,000 shares issuable upon exercise of vested options.
(9)	Includes 447,500 shares issuable upon exercise of vested options.
(10)	Includes 20,000 shares issuable upon exercise of vested options.
(11)	Pursuant to a Schedule 13G filed on February 11, 2009, Heartland Advisors, Inc., an investment adviser, and William J. Nasgovitz have shared power to direct the disposition of, and the shared power to direct the vote of, 1,350,000 shares. The address of the beneficial owner is 789 North Water St., Milwaukee, WI 53202.
(12)	Pursuant to a Schedule 13G filed on February 5, 2009, Bard Associates, Inc. , an investment adviser, has the sole power to direct the disposition of 1,499,725 shares and the sole power to direct the vote of 103,750 shares. The address of the beneficial owner is 135 South LaSalle St., Suite 2320, Chicago, IL 60603.
(13)	Pursuant to a Schedule 13G filed on February 13, 2008, Sprott Asset Management Inc. has the shared power to direct the disposition of, and the shared power to direct the vote of, 1,033,800 shares. The address of the beneficial owner is Suite 2700, South Tower, Royal Bank Plaza, Toronto, ON M5J 2J1, Canada.

Securities Authorized for Issuance Under Equity Compensation Plans:

The following table provides information as of June 30, 2009 about our equity compensation plans:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average – Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders:
- 2008 Stock Plan	240,000	$0.5250	560,000
Equity compensation plans approved by security holders:
- 2003 Stock Plan	310,000	$1.0625	182,500
Equity compensation plans not approved by security holders:
- 2000 Stock Plan	147,999	$0.7500	41,688
	697,999	$0.9184	784,688

We instituted the 2000 Stock Plan [the “2000 Plan”] with the express purpose of encouraging key employees, as well as other individuals who render services to us, by affording such persons with opportunities to participate in equity ownership of our company. The 2000 Plan provides for the grant of non-qualified options, stock awards and stock purchase rights. Collectively, these are referred to as stock rights.

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

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Our Board of Directors has determined that Ken Kivenko, Richard H. Hurd, Glen O. Wright, Raymond L. Alarie and F. Eugene Deszca, who collectively constitute a majority of the members of our board of directors, each meets the general independence criteria set forth in the Nasdaq Marketplace Rules.

There has not been any transaction since July 1, 2007, and there are no currently proposed transactions, between us and any “related person” as defined in the rules of the SEC in which the amount involved exceeds $120,000.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees for professional services provided by our principal independent auditors in each of the last two fiscal years, in each of the following categories are as follows:

Fees billed by Deloitte & Touche LLP:	2009	2008

Audit fees	$98,054	$96,172
Audit-related fees	$5,143	$6,431
Tax fees	$19,071	$--
	$122,268	$102,603

Fees billed by Mintz & Partners LLP:	2009	2008

Audit fees	$--	$8,014
Audit-related fees	$--	$--
Tax fees	$--	$7,322
	$--	$15,336

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

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, incorporated by reference herein:

Exhibit Number	Exhibit Description
3.1	Certificate of Incorporation of TurboSonic Technologies (1)
3.2	Certificate of Amendment of Certificate of Incorporation of TurboSonic Technologies (2)
3.3	Certificate of Correction of Certificate of Amendment of TurboSonic Technologies (3)
3.4	Certificate of Designation, Number, Powers, Preferences and Relative, Participating, Optional, and other Special Rights and the Qualifications, Limitations, Restrictions, and other distinguishing characteristics of Special Voting Preferred Stock (2).
3.5	By-laws, as amended, of TurboSonic Technologies (2)
4.1	Form of certificate evidencing share of common stock (2)
10.1 *	2000 Stock Plan (4)
10.2 *	2003 Stock Plan (5)
10.3 *	2008 Stock Plan (6)
10.4	Securities Purchase Agreement dated April 21, 2006 among ourselves and two institutional investors, inclusive of Exhibit A and B thereto, being, respectively, a Registration Rights Agreement among ourselves and such investors and a form of Common Stock Purchase Warrant (7)
10.5	Letter Agreement dated January 14, 2008 by and between TurboSonic Inc. and Canadian Imperial Bank of Commerce (8)
10.6	Security Agreement dated April 21, 2008 by and between TurboSonic Inc. and Canadian Imperial Bank of Commerce (8)
10.7	Security Agreement dated April 21, 2008 by and between TurboSonic Technologies and Canadian Imperial Bank of Commerce (8)
10.8	Guaranty dated as of April 21, 2008 by and between TurboSonic Technologies and Canadian Imperial Bank of Commerce (8)
14.1	Code of Ethics (7)
21.1	Subsidiaries of TurboSonic Technologies
23.1	Consent of Deloitte & Touche LLP
31.1	Rule 13a-14(a)/15d-14(a) Certifications
32.1	Section 1350 Certifications
99.1	Full Year Operating Results Press Release issued September 24, 2009

* Compensatory Plan

(1)	Filed on April 9, 1993, as an exhibit to our Registration Statement on Form S-1 (File Number 33-60856) and incorporated herein by reference.

(2)	Filed on November 18, 1997 as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended April 30, 1996 and incorporated herein by reference.

(3)	Filed on September 30, 2002 as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2002 and incorporated herein by reference.

(4)	Filed on March 19, 2001 as an exhibit to our Registration Statement on Form S-8 (File Number 333-57248) and incorporated herein by reference.

(5)	Filed on November 12, 2002 as an exhibit to our proxy statement for the 2002 annual meeting, and incorporated herein by reference.

(6)	Filed on November 6, 2007 as an exhibit to our proxy statement for the 2007 annual meeting, and incorporated herein by reference.

(7)	Filed on April 25, 2006 as an exhibit to our Current Report on Form 8-K dated April 24, 2006 and incorporated herein by reference.

(8)	Filed on July 25, 2008 as an exhibit to our Current Report on Form 8-K dated June 27, 2008 and incorporated herein by reference

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES
Incorporated Under the Laws of Delaware, United States

REPORT OF INDEPENDENT REGISTERED CHARTERED ACCOUNTANTS

To the Board of Directors and Stockholders of
TurboSonic Technologies, Inc.

We have audited the consolidated balance sheets of TurboSonic Technologies, Inc. and its subsidiaries (the “Company”) as of June 30, 2009 and 2008, and the consolidated statements of income (loss) and comprehensive income (loss), stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of TurboSonic Technologies, Inc. and its subsidiaries as of June 30, 2009 and 2008, and the results of their operations and their cash flows for the year ended June 30, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
Independent Registered Chartered Accountants
Licensed Public Accountants
Toronto, Canada
September 24, 2009

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES
Incorporated Under the Laws of Delaware, United States

CONSOLIDATED BALANCE SHEETS

As at June 30	[expressed in United States dollars]

	2009	2008
	$	$
		[note 17]
ASSETS
Current
Cash and cash equivalents	5,621,166	3,190,181
Accounts receivable [note 4][note 17]	5,038,451	2,493,497
Retentions receivable	516,141	188,193
Inventories [note 5]	119,307	118,437
Deferred contract costs and unbilled revenue [note 6]	1,027,858	1,011,625
Income taxes recoverable	--	17,302
Other current assets	87,357	79,498
Total current assets	12,410,280	7,098,733
Property and equipment, less accumulated depreciation and amortization [note 7]	350,208	311,342
Goodwill [note 8]	398,897	398,897
Deferred income taxes [note 13]	307,424	774,959
Other assets	13,526	13,916
	1,070,055	1,499,114
Total assets	13,480,335	8,597,847
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable	3,332,338	1,119,082
Accrued compensation charges	901,599	280,567
Accrued other charges [note 9][note 17]	578,686	537,115
Long-term debt, current portion [note 10]	80,754	10,373
Income taxes payable	267,386	--
Unearned revenue and contract advances [note 6]	2,327,266	2,290,095
Total current liabilities	7,488,029	4,237,232
Long term debt [note 10]	131,500	10,535
	7,619,529	4,247,767
Commitments and contingencies [note 11]
Stockholders’ equity [note 12]
Share capital
Authorized
30,000,000 common shares, par value $0.10 per share
1,500 preferred shares, no par value
Issued
14,723,081 common shares [2008 – 14,289,950]
406,973 common shares reserved for the conversion of the subsidiary’s Class B exchangeable shares
[2008 – 840,104]	2,549,446	2,549,446
Additional paid-in capital	3,587,660	3,517,998
	6,137,106	6,067,444
Accumulated other comprehensive income	477,736	592,577
Accumulated deficit	(754,036)	(2,309,941)
Total Stockholders’ equity	5,860,806	4,350,080
Total liabilities and Stockholders’ equity	13,480,335	8,597,847

See accompanying notes

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES
Incorporated Under the Laws of Delaware, United States

CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND
COMPREHENSIVE INCOME (LOSS)

Years ended June 30	[expressed in United States dollars]

	2009	2008
	$	$

CONTRACT REVENUE AND SALES
OEM systems revenue	21,148,204	10,448,994
Aftermarket revenue	4,257,271	3,819,290
	25,405,475	14,268,284
CONTRACT COSTS AND COST OF SALES
OEM systems contract costs and costs of sales	15,681,617	8,516,319
Aftermarket contract costs and cost of sales	2,527,524	2,187,158
	18,209,141	10,703,477
Gross margin	7,196,334	3,564,807
EXPENSES
Selling, general and administrative	4,746,350	4,262,917
Research and development expense	122,268	149,637
Depreciation and amortization	163,065	185,927
	5,031,683	4,598,481
Income (loss) from operations	2,164,651	(1,033,674)
Interest income	22,569	55,837
Interest expense	(2,077)	(131)
Income (loss) before provision for income taxes	2,185,143	(977,968)
Provision for (recovery of) income taxes [note 13]	629,238	(314,974)
Net income (loss)	1,555,905	(662,994)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(114,841)	102,599
Comprehensive income (loss)	1,441,064	(560,395)
Basic earnings (loss) per share [note 14]	$0.10	$(0.04)
Diluted earnings (loss) per share [note 14]	$0.10	$(0.04)
Basic weighted average number of shares [note 14]	15,130,054	15,130,054
Diluted weighted average number of shares [note 14]	15,168,536	15,130,054

See accompanying notes

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES
Incorporated Under the Laws of Delaware, United States

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended June 30					[expressed in United States dollars]

					Accumulated
	Common shares		Additional		other	Total
	[Note 12]		paid-in	Accumulated	comprehensive	Stockholders’
	Shares	Amount	capital	deficit	Income (loss)	equity
	#	$	$	$	$	$

Balance – June 30, 2007	15,130,054	2,549,446	3,396,301	(1,646,947)	489,978	4,788,778
Net (loss)	—	—	—	(662,994)	—	(662,994)
Stock-based compensation [note 12]	—	—	121,697	—	—	121,697
Translation adjustment	—	—	—	—	102,599	102,599
Balance – June 30, 2008	15,130,054	2,549,446	3,517,998	(2,309,941)	592,577	4,350,080
Net income	—	—	—	1,555,905	—	1,555,905
Stock-based compensation [note 12]	—	—	69,662	—	—	69,662
Translation adjustment	—	—	—	—	(114,841)	(114,841)
Balance – June 30, 2009	15,130,054	2,549,446	3,587,660	(754,036)	477,736	5,860,806

See accompanying notes

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES
Incorporated Under the Laws of Delaware, United States

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended June 30	[expressed in United States dollars]

	2009	2008
	$	$

OPERATING ACTIVITIES
Net income (loss)	1,555,905	(662,994)
Add charges to operations not requiring a current cash payment:
Stock-based compensation expense [note 12]	69,662	121,696
Depreciation and amortization [note 7]	163,065	185,927
Deferred income taxes	467,535	(314,974)
Net change in non-cash assets and liabilities related
to operations [note 15]	644,958	1,366,634
Cash provided by operating activities	2,901,125	696,289
INVESTING ACTIVITIES
Purchase of property and equipment	(248,373)	(17,179)
Insurance proceeds - Inventory	--	30,264
Cash (used in) provided by investing activities	(248,373)	13,085
FINANCING ACTIVITIES
(Repayment) of obligations under capital leases	(9,056)	(10,338)
Cash (used in) provided by financing activities	(9,056)	(10,338)
Effect of exchange rate changes on cash and cash equivalents	(212,711)	38,435
Net cash provided during year	2,430,985	737,471
Cash and cash equivalents, beginning of year	3,190,181	2,452,710
Cash and cash equivalents, end of year	5,621,166	3,190,181
Supplemental cash flow information:
Interest paid	(2,077)	(131)
Interest received	22,519	47,966
Income taxes paid	(28,433)	(44,976)

See accompanying notes

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	Notes to Consolidated Financial Statements
Year ended June 30, 2009

1. ORGANIZATION AND BUSINESS DESCRIPTION

TurboSonic Technologies, Inc., directly and through subsidiaries, designs and markets integrated air pollution control and liquid atomization technology, including industrial gas cooling/conditioning systems, to ameliorate or abate industrial environmental problems.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and are applied within the framework of the significant accounting policies summarized below:

Principles of consolidation

The consolidated financial statements include the accounts of our company and our wholly-owned subsidiaries (see Exhibit 21.1) . All intercompany accounts and transactions have been eliminated on consolidation.

Inventories

Raw materials are valued at the lower of cost, on a first-in, first-out basis, and replacement cost.

Finished goods are valued at the lower of cost, on a first-in, first-out basis, and net realizable value. Net realizable value is defined as selling price less estimated selling costs.

Goodwill

Under Statement of Financial Accounting Standard [“SFAS”] No.142, goodwill is not being amortized but is subject to an annual impairment review [or more frequently if conditions dictate]. Since the adoption of SFAS No. 142 as at July 1, 2001, we have completed the transitional impairment test as at July 1, 2001 and annual impairment tests through April 1, 2009, to identify if there is any impairment to the goodwill using a fair value methodology by reporting unit [note 8].

Property and equipment

Property and equipment are recorded at cost. Depreciation and amortization are calculated on the straight-line method over the estimated useful lives of the assets as follows:

Office equipment	2 – 5 years
Other equipment	5 – 10 years
Leasehold improvements	shorter of lease term [5 – 6 years] or assets useful life

Revenues and long-term contracts

We derive revenue from long-term contracts which require performance [i.e., design, construction and performance testing] over a time span which may extend one or more accounting periods. For long-term contracts, we employ two methods of recognition – the percentage of completion method for all of such projects being undertaken except in instances of uncertainty, and the completed contract method for contracts with significant uncertainty, such as the use of new technology. Aftermarket revenue recorded is based on persuasive evidence of an existing arrangement, price is fixed and determinable, products are shipped, services are performed or billings are rendered, which approximates actual performance, and collection is reasonably assured.

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
Year ended June 30, 2009

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

Support program proceeds received to finance specific expenses are included in the consolidated statement of income as a reduction of these expenses. Support program proceeds received to finance capital expenditures are applied to reduce the cost of the related capital assets.

Investment tax credits

Investment tax credits are accrued when qualifying expenditures are made and there is reasonable assurance that the credits will be realized. Refundable investment tax credits earned with respect to current expenditures for qualified research and development activities are included in the statement of operations as a reduction of expenses. With respect to capital expenditures, these tax credits are applied to reduce the cost of the related capital assets. Non-refundable investment tax credits are recorded as a reduction of the provision for income taxes in the year in which the related provision is recorded.

Research and development expenditures

Research and development costs [other than capital expenditures] are expensed as incurred. Income tax expense is reduced by any related investment tax credits and government support program proceeds.

Income taxes

We account for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes [“SFAS 109”]. SFAS 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance against the deferred tax assets is provided when it is more likely than not that a portion or all of a deferred tax asset will not be realized.

Accounting for Uncertainty in Income Taxes

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, (FIN 48), FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return. Management has determined that the adoption of FIN 48 did not have a material impact on our consolidated financial statements. Claims under the Canadian “Scientific Research & Development” program for fiscal years 2009 and 2008 have yet to be submitted and no valuation is yet available.

Advertising costs

All costs associated with advertising and promoting products are expensed as incurred. Advertising and promotion expense was $63,776 in 2009 [$73,478 in 2008].

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	Notes to Consolidated Financial Statements
Year ended June 30, 2009

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES continued

Stock-based compensation

The Company accounts for share based payments in accordance with SFAS No. 123R “Share-Based Payment”, which requires compensation cost relating to share-based payment transactions be recognized in the financial statements based on the estimated fair value of the equity or liability instrument issued.

The Company uses the Black-Scholes option pricing model to estimate the fair value of such awards. SFAS No. 123R requires forfeitures of share-based awards to be estimated at the time of the grant and revised in subsequent periods, if actual forfeitures differ from initial estimates. Therefore, expenses related to share-based payments and recognized in the years ended June 30, 2009 and 2008 have been reduced for estimated forfeitures. Forfeitures were estimated based on historical experience. See Note 12 to Consolidated Financial Statements for more information regarding the assumptions used in estimating the fair value of stock options.

Warranty

We carry a reserve based upon historical warranty claims experience. Additionally, warranty accruals are established on the basis of anticipated future expenditures as specific warranty obligations are identified, and are expensed directly to cost of sales. Expenditures exceeding such accruals are expensed direct to cost of sales.

Earnings per share

Basic earnings (loss) per share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of common shares outstanding during the year. In computing the earnings per share, the TurboSonic Canada Inc. Class B exchangeable shares, disclosed in note 12, are considered outstanding common shares of TurboSonic Technologies, Inc. Diluted earnings per share reflects the per share amount under the treasury stock method that would have resulted if dilutive potential common stock had been converted to common stock, as prescribed by SFAS 128, Earnings Per Share.

Foreign currency translation

Our functional currency is the United States dollar. European and Canadian-based operations maintain their accounts in their respective local currencies. The consolidated financial statements have been translated into United States dollars in accordance with SFAS No. 52, Foreign Currency Translation. All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Income statement amounts have been translated using the average exchange rate for the year. The gains and losses resulting from the changes in exchange rates from year to year have been reported separately as a component of comprehensive income.

Use of estimates

The preparation of the consolidated financial statements, in accordance with generally accepted accounting principles in the United States of America, requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expense during the period. Estimates have been employed in the areas of revenue recognition, allowance for doubtful accounts, deferred taxes, contingencies, goodwill impairment testing, inventory obsolesence and long-lived assets and liabilities. Actual results could differ from those estimates.

Comprehensive income (loss)

We report comprehensive income (loss), in addition to net income (loss) from operations, as required by SFAS No. 130, Reporting Comprehensive Income. Comprehensive income (loss) is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income (loss). Comprehensive income (loss) is defined as a change in equity during the financial reporting period of a business enterprise resulting from non-owner sources. Components of accumulated other comprehensive income (loss) are disclosed in the Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss).

Impact of recently issued accounting standards

FASB Accounting Standards Codification

On June 29, 2009, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 168 (SFAS 168), The “FASB Accounting Standards Codification TM” and the Hierarchy of Generally Accepted Accounting Principles. Statement 168 establishes the FASB Accounting Standards Codification TM (the “Codification”) to become the source of authoritative United States of America generally accepted accounting principles (“U.S. GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	Notes to Consolidated Financial Statements
Year ended June 30, 2009

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES continued

When effective, the Codification will supersede all existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. Following SFAS 168, the FASB will not issue new standards in the form of Statements, FSP’s, or EITF Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification. The content of the Codification will carry the same level of authority when effective. The U.S. GAAP hierarchy will be modified to include only two levels of U.S. GAAP: authoritative and nonauthoritative. SFAS 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. SFAS 168 will be effective for the first quarter of our fiscal 2010 and we do not expect SFAS 168 to have a material impact on our financial statements.

Instruments Granted in Share-Based Payment Transactions

In June 2008, The FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP 142-3”). FSP 142-3 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform to the provisions in this FSP. However, early application of the provisions in FSP 142-3 is prohibited. We are evaluating the impact of FSP 142-3 on our financial statements, but do not believe that the impact will be material.

Fair Value Measurements

Effective July 1, 2008, we adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), and this adoption did not have a material impact on our financial statements. On October 10, 2008, the FASB issued FASB Staff Position (FSP) SFAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The FSP is effective upon issuance, including prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application should be accounted for as a change in accounting estimate following the guidance in SFAS No. 154, Accounting Changes and Error Corrections (“SFAS 154”). However, SFAS 154’s disclosure provisions for a change in accounting estimate are not required for revisions resulting from a change in valuation technique or its application. The adoption of SFAS 157 and FSP 157-3 did not have a material impact on our financial statements.

Subsequent Events

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”), which provides guidance on management’s assessment of subsequent events. Historically, management had relied on U.S. auditing literature for guidance on assessing and disclosing subsequent events. SFAS 165 represents the inclusion of guidance on subsequent events in the accounting literature and is directed specifically to management, since management is responsible for preparing an entity’s financial statements. The new standard clarifies that management must evaluate, as of each reporting period, events or transactions that occur after the balance sheet date “through the date that the financial statements are issued or are available to be issued.” Management must perform its assessment for both interim and annual financial reporting periods. We adopted SFAS 165 as of June 30, 2009 and have assessed the need for disclosure of subsequent events through September 24, 2009. Adoption of this statement did not have a material impact on our financial statements.

3. FINANCIAL INSTRUMENTS

Fair value of financial instruments

We adopted the required provisions of SFAS No. 157, “Fair Value Measurements,” on July 1, 2008. SFAS No. 157 outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures.

FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157,” defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). At this time, we have chosen not to apply SFAS No. 157 early for nonrecurring measurements made for nonfinancial assets and nonfinancial liabilities. Goodwill and certain other nonamortizing intangible assets were tested for impairment during fourth quarter 2009. As a result of that testing, goodwill and certain other nonamortizing intangible assets were adjusted to their fair values; however, we have not applied the provisions of SFAS No. 157 to these nonfinancial assets in accordance with the delayed adoption date for FASB Staff Position 157-2.

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	Notes to Consolidated Financial Statements
Year ended June 30, 2009

3. FINANCIAL INSTRUMENTS continued

Under SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of SFAS No. 115,” entities are permitted to choose to measure many financial instruments and certain other items at fair value. We did not elect the fair value measurement option under SFAS No. 159 for any of our financial assets or financial liabilities.

Items Measured at Fair Value on a Recurring Basis

In accordance with the fair value hierarchy described in SFAS No. 157, the following table shows the fair value of our financial assets and financial liabilities that are required to be measured at fair value as of June 30, 2009.

	Balance at
(In dollars)	June 30, 2009	Level 1	Level 2	Level 3

Assets:
Cash equivalents	$3,223	$3,223	$—	$—

The following section describes the valuation methodologies used to measure fair value, key inputs, and significant assumptions:

Cash equivalents – Cash equivalents are investments in money market accounts and utilize level 1 inputs to determine fair value.

Items Disclosed at Fair Value

Long-Term Debt – The fair value of the Company’s debt has been calculated based on the borrowing rates available as of June 30, 2009, for debt with similar terms and maturities.

Credit risk

Trade accounts receivable potentially subjects us to credit risk. Sales are made to end users of all sizes located primarily in North America and Europe. We provide an allowance for doubtful accounts equal to the estimated losses expected to be incurred in the collection of accounts receivable.

As at June 30, 2009, we had three customers that comprised 53% of the total trade receivable balance and had three different customers that comprised 54% of the total trade receivable balance at June 30, 2008.

Our cash balances are maintained in one United States chartered bank, which is an AA rated financial institution. Our cash balances for the Canadian-based subsidiaries are maintained in two Canadian chartered banks, which are AA rated financial institutions and in one Italian chartered bank, which is an AA rated financial institution.

Currency Risk

Currency risk is the risk to the company's earnings that arises from fluctuations of foreign exchange rates and the degree of volatility of these rates. The company uses forward contracts to reduce its exposure to foreign currency risk. There are no outstanding instruments at this time.

4. ACCOUNTS RECEIVABLE

	2009	2008
	$	$

Value-added taxes receivable	468,495	283,518
Trade accounts receivable	4,787,981	2,237,411
Allowance for doubtful accounts	(218,025)	(27,432)
	5,038,451	2,493,497

Bad debt expense was $193,744 in 2009 and $29,124 in 2008. Recovery of doubtful accounts was recorded for fiscal 2009 of $1,434 and nil for fiscal 2008.

5. INVENTORIES

	2009	2008
	$	$

Finished goods	138,855	138,562
Reserve for obsolescence	(19,548)	(20,125)
	119,307	118,437

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	Notes to Consolidated Financial Statements
Year ended June 30, 2009

6. COST AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

	2009	2008
	$	$

Costs incurred on uncompleted contracts	23,174,794	24,828,506
Estimated earnings	6,691,283	3,156,233
	29,866,077	27,984,739
Less: billings to date	(31,165,485)	(29,263,209)
	(1,299,408)	(1,278,470)

Included in the accompanying balance sheets under the following captions:

	2009	2008
	$	$

Deferred contract costs and unbilled revenue	1,027,858	1,011,625
Unearned revenue and contract advances	(2,327,266)	(2,290,095)
	(1,299,408)	(1,278,470)

7. PROPERTY AND EQUIPMENT

		Accumulated	Net Book
	Cost	Depreciation	Value
		& Amortization
2009	$	$	$

Office equipment	1,141,683	919,277	222,406
Other equipment	649,071	521,269	127,802
Leasehold improvements	60,355	60,355	--
	1,851,109	1,500,901	350,208

		Accumulated	Net Book
	Cost	Depreciation	Value
		& Amortization
2008	$	$	$

Office equipment	981,047	905,032	76,015
Other equipment	713,101	477,774	235,327
Leasehold improvements	68,067	68,067	--
	1,762,215	1,450,873	311,342

Total depreciation and amortization incurred during fiscal 2009 was $163,065 [2008 - $185,927].

8. GOODWILL

We completed our goodwill impairment testing as at April 1, 2009, as required by SFAS No. 142. Although we report on two business segments – OEM systems and Aftermarket, the unamortized goodwill relates only to the Aftermarket segment. We have concluded that there has not been impairment associated with the Aftermarket segment to the period ended June 30, 2009.

9. WARRANTY

As part of the normal sale of OEM systems, we have provided our customers with product warranties. The warranties generally extend for twelve months from the date of start-up or eighteen months after shipment to the customer. The following summarizes the accrual of product warranties that is recorded as part of accrued charges in the accompanying consolidated balance sheets as at June 30th:

	2009	2008
	$	$

Balance, beginning of year	98,362	94,143
Payments made	(11,428)	(2,285)
Provisions made	11,428	2,285
Foreign Exchange adjustments	(12,120)	4,219
Balance, end of year	86,242	98,362

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	Notes to Consolidated Financial Statements
Year ended June 30, 2009

10. LONG-TERM DEBT OBLIGATIONS

In fiscal 2007, we entered into a 36-month vehicle loan, with an annual interest rate of 1.9% . In fiscal 2009, we entered into a 36-month computer loan with monthly repayments and an annual interest rate of the Canadian bank prime plus 1.25% .

The following is a schedule of the future minimum loan payments:

	2009	2008
	$	$

Total minimum loan payments	222,648	21,325
Less amount representing interest	10,394	417
	212,254	20,908
Less current portion	80,754	10,373
Long-term portion	131,500	10,535

The following is a schedule of the future minimum loan payments:

2010	80,754
2011	71,660
2012	59,840
212,254

11. COMMITMENTS AND CONTINGENCIES

[a]	Operating leases

We have entered into operating leases, expiring through 2014, for office equipment and premises. Total minimum annual payments under these leases for the years after June 30, 2009 are as follows:

$

2010	91,125
2011	76,012
2012	75,585
2013	70,665
2014	5,086
318,473

Rental expense for office equipment and premises was $132,941in 2009 [$163,044 in 2008].

[b]	Contingencies

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

On October 6, 2005 a statement of claim was filed against us in the Ontario Superior Court of Justice (Canada) by Abuma Manufacturing Limited, one of our vendors, in which they claim additional charges for work performed and refute our claim for back charges on a specific project. The claim is for CAD $95,647 in respect of unpaid accounts, CAD $50,000 for aggravated, punitive and/or exemplary damages, interest on the past due accounts and costs of the action. It is our position that the claims are without merit and we have filed a statement of defense and counter-claim. We received the claimant's Affidavit of Documents, a request for discovery and an offer to settle for CAD $79,757. We have responded to the request for our Affidavit of Documents and discovery. It is still our position that the claims are without merit.

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

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	Notes to Consolidated Financial Statements
Year ended June 30, 2009

The following is a list of the outstanding standby letters of credit at June 30, 2009, together with the reason for issuance and the expiry dates:

Expiry Dates	Reason		US$

August 4, 2009	Advance payment	798,000 US$	798,000
August 12, 2009	Advance payment	223,300 US$	223,300
August 31, 2009	Holdback	119,260 EUR	167,536
October 28, 2009	Advance payment	721,250 US$	721,250
December 9, 2009	Holdback	90,138 US$	90,138
March 31, 2010	Holdback	16,280 US$	16,280
April 01, 2010	Holdback	17,400 EUR	24,444
April 30, 2010	Holdback	14,926 US$	14,926
November 9, 2010	Holdback	303,750 US$	303,750
			2,359,624

Additionally, at the time of negotiation of certain contracts, we are requested by our customers to provide performance and labor and material bonds, although no performance or labor and material bonds are outstanding at this time. Collateral for these standby letters of credit and bonds is provided by Export Development Canada on a paid-fee basis. We have agreed to fully indemnify Export Development Canada should there be any call on these standby letters of credit and bonds.

12. STOCKHOLDERS’ EQUITY

Common shares

We have total authorized share capital of 30,000,000 shares. In connection with our consolidation with Turbotak Technologies Inc., on August 27, 1997, the Stockholders of Turbotak Technologies Inc. exchanged their shares for the Class B exchangeable shares of a wholly owned subsidiary of our company. These shares are exchangeable, at any time, at the election of the holders of such shares, into an equivalent number of common shares of our company. The Class B exchangeable shares have voting rights through a trustee. During fiscal 2009, 433,131 Class B exchangeable shares [1,688,000 in 2008] were exchanged for our common shares, leaving 406,973 Class B exchangeable shares outstanding as of June 30, 2009 [840,104 at June 30, 2008].

At the end of fiscal 2009, a total of 14,723,081 of our common shares and 406,973 Class B exchangeable shares of the subsidiary were outstanding.

Stock-based compensation

We instituted the 2000 Stock Plan [the “2000 Plan”] with the express purpose of encouraging our key employees, as well as other individuals who render services to us, by providing opportunities to participate in the ownership of our company. The plan provides for the grant of non-qualified options, stock awards and stock purchase rights. Collectively, these are referred to as stock rights. The 2000 Plan was not submitted to Stockholders for approval.

A stock plan [the “2003 Plan”] was approved at a Stockholders vote at our annual meeting held December 10, 2002. The 2003 Plan is on the same basis as the 2000 Plan.

A stock plan [the “2008 Plan”] was approved at a Stockholders vote at our annual meeting held December 11, 2007. The 2008 Plan is essentially on the same basis as the 2000 and 2003 Plan [collectively the “Plans”] with one difference – commencing on December 11, 2007 and thereafter on the date of each successive annual meeting of Stockholders during the term of the 2008 Stock Plan, each person who is elected or re-elected as a director of our company will be granted a non-qualified stock option to purchase 20,000 shares of our common stock at a purchase price per share of the Fair Market Value of a share of common stock on the date of grant of such options.

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

The stock, subject to stock rights, shall be authorized unissued shares of our common stock or shares of common stock reacquired by us in any manner. The aggregate number of shares that may be issued, pursuant to the Plans, is 937,500 [after the July 2005 5-for-4 stock split] under the 2000 Plan, 625,000 under the 2003 Plan and 800,000 under the 2008 Plan, subject to certain adjustments.

At the December 11, 2007 board meeting, and as provided in the 2008 Stock Plan approved by Stockholders on that date, options to purchase 160,000 shares of our common stock were awarded to the current directors from the 2008 Stock Plan. The options awarded to directors have an exercise price of $0.84 per share [Black-Scholes fair value $0.52], which was the market value at the close of business on December 11, 2007, vest immediately and are exercisable for eight years from the date of grant. These calculations were based on a volatility of 71.8%, risk-free interest rate of 4.39% and expected dividend yield of 0%. With this grant, there remain options to purchase 640,000 shares of our common stock in the 2008 Stock Plan. The stock-based compensation expense for the options granted to directors was recognized in fiscal 2008 [$83,200].

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	Notes to Consolidated Financial Statements
Year ended June 30, 2009

At the December 11, 2008 board meeting, and as provided in the 2008 Stock Plan approved by Stockholders, options to purchase 140,000 shares of our common stock were awarded to the current directors from the 2008 Stock Plan. The options awarded to directors have an exercise price of $0.30 per share [Black-Scholes fair value $0.22], which was the market value at the close of business on December 11, 2008, vest immediately and are exercisable for eight years from the date of grant. These calculations were based on a volatility of 101%, risk-free interest rate of 1.51% and expected dividend yield of 0%. With this grant, there remain options to purchase 560,000 shares of our common stock in the 2008 Stock Plan. The stock-based compensation expense for the options granted to directors was recognized in fiscal 2009 [$31,166].

A summary of the significant assumptions used in calculating the fair value of our fiscal 2009 and 2008 stock option grants is as follows:

	Grant Date
	December 11, 2007	December 11, 2008
Expected dividends	0.00%	0.00%
Expected volatility	71.80%	101.00%
Risk-free interest rate	4.39%	1.51%
Expected term (years)	5.00	4.80
Forfeiture rate	0.00%	0.00%
Stock price on date of grant	$0.84	$0.30
Number of stock options granted	160,000	140,000
Fair value per option on date of grant	$0.52	$0.22

A summary of the status of stock options under our 2000, 2003 and 2008 Stock Plans as at June 30, 2008 and changes during fiscal 2009, is as follows:

				Average
		Weighted	Weighted	Remaining	Aggregate
		Average	Average Grant	Contractual	Intrinsic
	Shares	Exercise Price	Date Fair Value	Life (In Years)	Value
Stock options outstanding at June 30, 2008	750,499	$0.9184	$0.5564
Stock options forfeited	(180,000)	$0.8967	$0.5200
Stock options expired	(12,500)	$0.2800	$0.2200
Stock options granted	140,000	$0.3000	$0.2200
Stock options exercised	0	$0.0000	$0.0000
Stock options outstanding at June 30, 2009	697,999	$0.8114	$0.5043	3.7	$301,345
Stock options exerciseable at June 30, 2009	535,499	$0.7239	$0.4267	4.1	$278,595

As of June 30, 2009, there was $19,688 of total unrecognized compensation expense related to nonvested stock options granted under our 2003 Stock Plan in fiscal 2007. This cost is expected to be recognized over a straight-line period of 7 months, ending in January 2010. The total fair value of stock options that vested during 2009 and 2008 was $31,166 and $83,200, respectively.

Warrants

In April 2006, we issued a total of 500,000 warrants to purchase our common stock at a price of $1.40 to Dynamis Energy LLP and Dynamis Energy Ltd. as part of a private placement of 1,000,000 shares. The warrants expired April 2009 unexercised. As well, a total of 170,000 warrants to purchase our common stock at a price of $1.15 were issued to Capstone Investments and Bristol Capital for their role in the private placement. The warrants expired April 2008 unexercised. Based upon the Black-Scholes calculation, a charge against paid-in capital was recorded in fiscal 2006 for $92,004.

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	Notes to Consolidated Financial Statements
Year ended June 30, 2009

A summary of the warrant activity since June 30, 2007 is shown below:

	Number of shares	Weighted
	to be issued	average
	upon exercise	exercise
	of outstanding	price
	warrants	$
Balance, June 30, 2007	670,000	1.3015
Granted during the year	--	0.0000
Forfeited during the year	(170,000)	1.1500
Exercised during the year	--	0.0000
Balance, June 30, 2008	500,000	1.4000
Granted during the year	--	0.0000
Forfeited during the year	(500,000)	1.4000
Exercised during the year	--	0.0000
Balance, June 30, 2009	--	0.0000

13. INCOME TAXES

Details of the provision for income taxes are as follows:

	2009	2008
	$	$

Current: - U.S.	18,594	218
- Canadian	202,563	--
- Italian	9,472	--
Total current taxes	230,629	218
Deferred: - U.S.	109,292	46,571
- Canadian	289,317	(361,763)
Total deferred taxes	398,609	(315,192)
Income tax provision	629,238	(314,974)

Components of the tax provision are as follows:

	2009	2008
	$	$

Provision for income tax based on basic U.S. tax rates	135,546	32,183
Provision for income taxes based on basic Canadian federal income tax rates	351,691	(209,922)
Provision for income taxes based on basic Canadian provincial income tax rates	255,775	(141,293)
Provision for income taxes based on basic Italian federal income tax rates	9,472	--
Provision for deferred income taxes based on basic US income tax rates	109,292	46,571
Provision for deferred income taxes based on basic Canadian federal and provincial income tax rates	289,317	(361,763)
Benefit of deductible differences and tax losses recognized during the year	(521,855)	319,250
	629,238	(314,974)

The tax impact of the European office is included in the tax calculations of the Canadian company as it is not a separate subsidiary.

The following is a summary of the statutory income tax rates used:

	2009	2008
	%	%

U.S.	34.0	34.0
U.S state	3.8	5.4
Canadian federal	19.3	20.8
Canadian provincial	14.0	14.0
Italian federal	41.4	41.4

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	Notes to Consolidated Financial Statements
Year ended June 30, 2009

Income (loss) before provision for income taxes:

	2009	2008
	$	$

U.S.	358,176	81,710
Canadian	1,826,967	(1,059,678)
Income before provision for income taxes	2,185,143	(977,968)

Income taxes paid are as follows:

	2009	2008
	$	$

Italian federal	8,246	—
U.S. federal	—	11,569
U.S. state	20,187	33,407
	28,433	44,976

Income tax refunds received are as follows:

	2009	2008
	$	$

Canadian provincial	49,326	6,043
U.S. state	10,048	—
	59,374	6,043

We have unutilized operating losses in the United States of approximately $720,000 available for carry forward to reduce income taxes otherwise payable in future years. This amount includes purchased loss carry forwards of approximately $250,000, which, if not utilized, will expire in 2012. A total of $1,053,000 relating to prior year purchased operating losses was available to apply against current year income.

In Canada, we have unutilized operating taxable losses of approximately $ nil.

As it is more likely than not that we will realize the benefits of deductible temporary differences, we are required under SFAS 109 to record deferred income tax assets. Deferred tax liabilities and assets are comprised of the following as at June 30:

	2009	2008
	$	$

Accounting under tax net book value	4,763	8,226
Reserves not currently deductible	28,676	35,528
Net operating loss carryforward	273,986	731,205
Total deferred tax assets	307,424	774,959
Valuation allowance for deferred tax assets	—	—
Net deferred tax asset (liabilities)	307,424	774,959

TurboSonic adopted the provisions of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (“FIN 48”) effective July 1, 2007. The income tax provision at June 30, 2009 reflects a full accounting of our tax filings and no adjustments are required upon adoption of FIN 48. The Company is not currently under Internal Revenue Service, state, local or foreign jurisdiction tax examinations. We recognize interest and penalties, as estimated or incurred, as selling, general and administrative expense.

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	Notes to Consolidated Financial Statements
Year ended June 30, 2009

14. EARNINGS PER SHARE

The following table sets forth the computation of earnings per share. The effect of dilutive securities is included only when dilutive.

	2009	2008
	$	$
Numerator
Net income (loss)	1,555,905	(662,994)
Denominator
Denominator for earnings per share -
weighted average shares outstanding	15,130,054	15,130,054
Denominator for diluted earnings per share -
adjusted weighted average shares and assumed conversions	15,168,536	15,130,054
Basic (loss) earnings per share	$0.10	$(0.04)
Diluted (loss) earnings per share	$0.10	$(0.04)

The dilutive loss per common share calculated for the fiscal year ended June 30, 2008 excludes the effect of 6,360 options outstanding. These amounts were excluded since their inclusion would be anti-dilutive.

15. SUPPLEMENTARY INFORMATION ON CASH FLOWS

	2009	2008
	$	$

Changes in non-cash assets and liabilities related to operations:
(Increase) in accounts receivable	(1,839,277)	(821,657)
(Increase) decrease in retentions receivable	(332,563)	(118,115)
(Increase) decrease in inventories	(15,396)	15,016
Decrease in deferred contract costs and unbilled revenue	154,140	398,416
(Increase) in income taxes receivable	--	(10,110)
(Increase) decrease in other current assets	(10,662)	44,877
Decrease in other assets	--	123
Increase (decrease) in accounts payable	1,787,096	(35,478)
Increase in accrued compensation charges	455,977	(105,910)
Increase in accrued other charges	409,175	451,443
(Decrease) increase in unearned revenue and contract advances	(243,263)	1,575,965
Increase (decrease) in income taxes payable	279,731	(27,936)
	644,958	1,366,634

16. SEGMENTED INFORMATION

We offer a range of products and systems, incorporating diverse technologies, to address the industrial process, air pollution control and other environmental management needs of our customers. We report to Stockholders on the two business segments into which management classifies the business – OEM systems and Aftermarket. OEM systems generally involve long-term contracts which require performance [i.e., design, construction and performance testing] over a time span which may extend one or more accounting periods. The Aftermarket business segment involves upgrades to air pollution systems supplied by ourselves and others, together with service and spare parts for OEM systems and nozzles to be incorporated in systems to be provided by others.

There are no inter-segment sales, transfers or profit or loss.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

Contract revenue and sales are broken down geographically as follows:

	2009	2008
	$	$

United States	17,885,500	11,805,700
Canada	1,117,800	726,400
Asia	40,000	299,400
Spain	4,315,000	4,000
Other Europe	1,757,000	884,800
South and Central America	109,200	277,700
Other	180,975	270,284
	25,405,475	14,268,284

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	Notes to Consolidated Financial Statements
Year ended June 30, 2009

The long-lived assets of the two business segments are located in Canada and the US, except for intangible assets related to the wet electrostatic precipitator and certain nozzle technologies. These technologies are valued at nil, having been written-down in fiscal 2003. The following table summarizes certain financial data for the customers whom accounted for 10.0% or more of revenue or accounts receivable. No other customer accounted for 10.0% or more of revenue in any of the years presented.

	2009	2008
	$	$

Single largest customer
Revenue	22%	27%
Accounts receivable	31%	28%
Second largest customer
Revenue	17%	5%
Accounts receivable	16%	13%
Third largest customer
Revenue	12%	3%
Accounts receivable	6%	13%

Industry segments

	OEM
	Systems	Aftermarket	Other	Total
2009	$	$	$	$

Contract revenue and sales
OEM systems	21,148,204	—	—	21,148,204
Aftermarket	—	4,257,271	—	4,257,271
Total contract revenue and sales	21,148,204	4,257,271	—	25,405,475
Income from operations	1,430,715	733,936	—	2,164,651
Interest income	18,787	3,782	—	22,569
Interest expense	(1,729)	(348)	—	(2,077)
Income before provision for income taxes	1,447,774	737,369	—	2,185,143
Provision for income taxes	523,795	105,443	—	629,238
Net income	923,979	631,926	—	1,555,905
Depreciation and amortization	130,452	32,613	—	163,065
Capital expenditures	198,698	49,675	—	248,373
Segment assets	6,183,723	1,675,446	5,621,166[1]	13,480,335
Property and equipment	280,166	70,042	—	350,208
Goodwill	—	398,897	—	398,897

1 – Cash and cash equivalents are not allocated between business segments.

	OEM
	Systems	Aftermarket	Other	Total
2008	$	$	$	$
Contract revenue and sales
OEM systems	10,448,994	—	—	10,448,994
Aftermarket	—	3,819,290	—	3,819,290
Total contract revenue and sales	10,448,994	3,819,290	—	14,268,284
(Loss) income from operations	(1,386,126)	352,452	—	(1,033,674)
Interest income	40,891	14,946	—	55,837
Interest expense	(96)	(35)	—	(131)
(Loss) income before provision for income taxes	(1,345,331)	367,363	—	(977,968)
(Recovery of) income taxes	(230,663)	(84,311)	—	(314,974)
Net (loss) income	(1,114,668)	451,674	—	(662,994)
Depreciation and amortization	130,149	55,778	—	185,927
Capital expenditures	12,025	5,154	—	17,179
Segment assets	3,949,727	1,457,939	3,190,181[1]	8,597,847
Property and equipment	233,506	77,836	—	311,342
Goodwill	—	398,897	—	398,897

1 – Cash and cash equivalents are not allocated between business segments.

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	Notes to Consolidated Financial Statements
Year ended June 30, 2009

17. COMPARATIVE FIGURES

The comparative consolidated financial statements have been reclassified from statements previously presented to conform to the presentation of the current year consolidated financial statements. This reclassification involves the presenting value-added taxes in accounts receivable rather than accrued charges. The amount of value-added taxes reclassified is disclosed in Note 4.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TURBOSONIC TECHNOLOGIES, INC.

By: /s/ Edward F. Spink
Edward F. Spink
Chief Executive Officer

Date: September 24, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Capacity	Date

/s/ Edward F. Spink	Chief Executive Officer (Principal Executive Officer)	September 24, 2009
Edward F. Spink	And Director

/s/ Egbert Q. van Everdingen	President, Secretary, Treasurer and Director	September 24, 2009
Egbert Q. van Everdingen

/s/ Carl A. Young	Chief Financial Officer	September 24, 2009
Carl A. Young	(Principal Financial Officer)

/s/ David J. Hobson	VP Finance and Administration	September 24, 2009
David J. Hobson	(Principal Accounting Officer)

/s/ Ken Kivenko	Chairman of the Board of Directors	September 24, 2009
Ken Kivenko

/s/ Richard H. Hurd	Director	September 24, 2009
Richard H. Hurd

/s/ Glen O. Wright	Director	September 24, 2009
Glen O. Wright

/s/ Raymond L. Alarie	Director	September 24, 2009
Raymond L. Alarie

/s/ F. Eugene Deszca	Director	September 24, 2009
F. Eugene Deszca