Form 10-Q
period 2009-09-30
TURBOSONIC TECHNOLOGIES INC
filed 2009-11-13
CIK 900393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

Commission File Number: 0-21832

TurboSonic Technologies, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	13-1949528
(State of incorporation)	(I.R.S. Employer
Identification Number)

550 Parkside Drive, Suite A-14
Waterloo, Ontario, Canada N2L 5V4
(Address of principal executive offices)

(519) 885-5513
(Registrant’s telephone number)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☐ Yes ☐ No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. :

☐ Large accelerated	☐ Accelerated filer	☐ Non-accelerated	☑ Smaller reporting
filer		filer	company

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes  ☑ No

As of November 6, 2009, there were 15,138,054 shares of common stock outstanding.

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES

FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2009

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION	PAGE

Item 1. Financial Statements	3
Consolidated Condensed Statements of Income and Comprehensive Income (Loss) (unaudited)
for the Three Month Periods Ended September 30, 2009 and 2008
Consolidated Condensed Balance Sheets (unaudited) at September 30, 2009 and June 30, 2009	4
Consolidated Condensed Statements of Cash Flows (unaudited) for the
Three Month Periods Ended September 30, 2009 and 2008	5
Notes to Consolidated Condensed Financial Statements (unaudited)	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3. Quantitative and Qualitative Disclosures about Market Risk	14
Item 4. Controls and Procedures	14

PART II
OTHER INFORMATION

Item 1. Legal Proceedings	14
Item 1A. Risk Factors	14
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	14
Item 3. Defaults upon Senior Securities	14
Item 4. Submission of Matters to a Vote of Security Holders	14
Item 5. Other Information	14
Item 6. Exhibits	14

All dollar amounts set forth in this report are in United States dollars, except where otherwise indicated.

Forward-Looking Statements

Forward-looking statements in this report, including without limitation, statements relating to our plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that such forward-looking statements involve risks and uncertainties, such as our dependence on environmental regulation, the concentration of our revenues among a small group of customers, and economic downturns and other factors that may negatively affect our customers’ demands for our products. These risks and uncertainties could cause actual results to differ materially from those expressed therein. In evaluating these statements, you should specifically consider the risks discussed in this report, our Annual Report on Form 10-K for the fiscal year ended June 30, 2009 and other reports or documents that we have filed from time to time with the SEC.

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	(unaudited)	Form 10-Q

PART I: FINANCIAL INFORMATION

ITEM 1

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME (LOSS)

	For the Three	For the Three
	Months Ended	Months Ended
	September 30,	September 30,
	2009	2008
	$	$
CONTRACT REVENUE AND SALES
OEM systems revenue	6,932,462	4,236,098
Aftermarket revenue	580,126	810,053
	7,512,588	5,046,151
CONTRACT COSTS AND COST OF SALES
OEM systems contract costs and costs of sales	5,931,559	3,355,777
Aftermarket contract costs and costs of sales	414,392	449,934
	6,345,951	3,805,711
Gross profit	1,166,637	1,240,440
EXPENSES
Selling, general and administrative	1,024,572	1,113,231
Research and development	72,776	26,992
Depreciation and amortization	46,541	41,849
	1,143,889	1,182,072
Income from operations	22,748	58,368
Interest income	1,371	5,911
Income before provision for income taxes	24,119	64,279
Provision for income taxes [Note 4]	6,892	34,715
Net income	17,227	29,564
Other comprehensive (loss) income:
Foreign currency translation adjustment	229,960	(70,570)
Comprehensive income(loss)	247,187	(41,006)
Weighted average number of shares	15,135,967	15,130,054
Diluted weighted average number of shares [Note 6]	15,366,987	15,136,727
Basic earnings (loss) per share [Note 6]	0.00	0.00
Diluted earnings (loss) per share [Note 6]	0.00	0.00

See accompanying notes

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	(unaudited)	Form 10-Q

CONSOLIDATED CONDENSED BALANCE SHEETS

		September 30, 2009	June 30, 2009
		$	$
ASSETS
Current assets:
Cash and cash equivalents		5,119,979	5,621,166
Accounts receivable, net of allowance for doubtful accounts of $114,681 and $218,025		2,935,704	5,038,451
Retentions receivable		406,631	516,141
Deferred contract costs and unbilled revenue [Note 3]		2,892,029	1,027,858
Inventories		113,163	119,307
Other current assets		66,465	87,357
Total current assets		11,533,971	12,410,280
Property and equipment, less accumulated depreciation and amortization		363,071	350,208
Goodwill		398,897	398,897
Deferred income taxes		372,308	307,424
Other assets		13,765	13,526
		1,148,041	1,070,055
Total assets		12,682,012	13,480,335
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable		3,418,967	3,332,338
Accrued compensation		949,945	901,599
Accrued charges [Note 2]		634,981	578,686
Unearned revenue and contract advances [Note 3]		1,001,624	2,327,266
Income taxes payable		344,280	267,386
Long-term debt, current portion		85,216	80,754
Total current liabilities		6,435,013	7,488,029
Long-term debt		123,378	131,500
		6,558,391	7,619,529
Stockholders’ equity
Authorized share capital
30,000,000	common shares, par value $0.10 per share
1,500	preferred shares, no par value
Issued share capital [Note 5]
14,731,081	common shares [14,723,081 at June 30, 2009]	2,550,246	2,549,446
406,973	common shares reserved for the conversion of the subsidiary’s Class B exchangeable shares
Additional paid – in capital [Note5]		3,602,489	3,587,660
		6,152,735	6,137,106
Accumulated other comprehensive income		707,696	477,736
Accumulated deficit		(736,810)	(754,036)
Total stockholders’ equity		6,123,621	5,860,806
Total liabilities and stockholders’ equity		12,682,012	13,480,335

See accompanying notes

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	(unaudited)	Form 10-Q

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three	For the Three
	Months Ended	Months Ended
	September 30, 2009	September 30, 2008
	$	$
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	17,227	29,564
Add charges to operations not requiring a current cash payment:
Stock-based compensation	9,624	9,624
Depreciation and amortization	46,541	41,849
Deferred income tax	(64,884)	47,608
Changes in non-cash assets and liabilities related to operations:
Decrease (increase) in accounts receivable:	1,869,447	(2,913,910)
Decrease (increase) in retentions receivable	241,970	(565,506)
Decrease (increase) in inventories	16,271	(12,937)
(Increase) in deferred contract costs and unbilled revenue	(1,566,674)	(402,947)
Decrease in other current assets	25,333	21,734
(Decrease) increase in accounts payable and accrued charges	(49,890)	1,162,807
(Decrease) increase in unearned revenue and contract advances	(1,237,563)	633,523
Increase (decrease) in income taxes payable	17,327	(3,618)
Cash (applied to) operating activities	(675,271)	(1,952,209)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(31,353)	(4,423)
Disposition proceeds – property and equipment	--	841
Cash (applied to) investing activities	(31,353)	(3,582)
CASH FLOWS FROM FINANCING ACTIVITY
Repayment of obligations under long-term debt and capital lease obligations	(19,273)	(2,501)
Cash (applied to) financing activity	(19,273)	(2,501)
Effect of exchange rate changes on cash and cash equivalents	224,710	(83,496)
Cash (applied) during the period	(501,187)	(2,041,788)
Cash and cash equivalents – beginning of period	5,621,166	3,190,181
Cash and cash equivalents – end of period	5,119,979	1,148,393
Supplemental cash flow information:
Interest paid	(1,494)	(175)
Interest received	2,267	6,036
Income taxes paid	(15,625)	(15,928)

See accompanying notes

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	(unaudited)	Form 10-Q

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1: GENERAL

TurboSonic Technologies, Inc., directly and through subsidiaries (collectively “TurboSonic”), designs and markets integrated air pollution control, evaporative gas cooling/conditioning systems and liquid atomization technology to ameliorate or abate industrial environmental problems.

The unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the information and footnotes required in annual financial statements. The unaudited consolidated condensed financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the three-month period ended September 30, 2009 are not necessarily indicative of the results that may be expected for the full year ending June 30, 2010. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2009.

In accordance with Financial Accounting Standards Board (“FASB”) Codification topic, Subsequent Events, for the three months ended September 30, 2009, we evaluated, for potential recognition and disclosure, events that occurred prior to the filing of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 on November 13, 2009. No additional disclosure is required as a result.

FASB’s Statement No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, is a replacement of FASB Statement No. 162” (the Codification). The Codification has become the single source of authoritative non-government U.S generally accepted accounting principles (GAAP), superseding various existing authoritative accounting pronouncements. The Codification eliminates the GAAP hierarchy contained in Statement No. 162 and establishes one level of authoritative GAAP. All other U.S. GAAP literature is considered non-authoritative. There was no change to our consolidated financial statements due to the implementation of the Codification other than changes in reference to various authoritative accounting pronouncements in our Notes to consolidated financial statements.

NOTE 2: WARRANTY

In accordance with the Guarantee topic of the FASB Codification , we are required to make the following disclosure regarding product warranties.

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

	For the Three	For the Three
	Months Ended	Months Ended
	September 30, 2009	September 30, 2008
	$	$

Opening balance	86,242	98,362
Payments made during the period	--	--
Warranty provision made during the period	--	--
Foreign exchange adjustments	7,435	(4,113)
Closing balance	93,677	94,249

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	(unaudited)	Form 10-Q

NOTE 3: COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

	September 30, 2009	June 30, 2009
	$	$

Costs incurred on uncompleted contracts	29,693,761	23,174,794
Estimated earnings	8,386,903	6,691,283
	38,080,664	29,866,077
Less: Billings to date	(36,190,259)	(31,165,485)
	1,890,405	(1,299,408)
Included in accompanying consolidated condensed balance sheets under the following captions:
Deferred contract costs and unbilled revenues	2,892,029	1,027,858
Unearned revenue and contract advances	(1,001,624)	(2,327,266)
	1,890,405	(1,299,408)

NOTE 4: INCOME TAXES

We believe our income tax provision at September 30, 2009 reflects a full accounting of our tax filings. We are not currently under Internal Revenue Service, state, local or foreign jurisdiction tax examinations. We recognize interest and penalties, as estimated or incurred, as selling, general and administrative expense.

Details of the provision for income taxes are as follows:

		For the Three	For the Three
		Months Ended	Months Ended
		September 30, 2009	September 30, 2008
		$	$
Current:	- U.S.	--	3,425
	- Canada	--	--
	- Italian	68,662	--
Total current taxes		68,662	3,425
Deferred:	- U.S	(40,651)	22,710
	- Canada	(21,119)	8,580
Total deferred taxes		(61,770)	31,290
Income tax provision		6,892	34,715

NOTE 5: SHARE CAPITAL

Options to purchase 8,000 shares of our common stock were exercised in the first quarter of fiscal 2010. No options were granted in the first quarter of fiscal 2010.

No options to purchase shares were exercised in fiscal 2009. No options were granted in the first quarter of fiscal 2009.

Stock-based compensation expense was recorded in Selling, General and Administrative expense of $9,624 for the first quarter of fiscal 2010 ($9,624 in the first quarter of fiscal 2009). The following table summarizes activity of stock options granted under our 2000, 2003 and 2008 Stock Plans for the three months ended September 30, 2009:

				Weighted
				Average
		Weighted	Weighted	Remaining	Aggregate
		Average	Average Grant	Contractual	Intrinsic
	Shares	Exercise Price	Date Fair Value	Life (In Years)	Value
Stock options outstanding at June 30, 2009	697,999	$0.8114	$0.5043	3.7	$301,345
Stock options cancelled or expired	0	$0.0000	$0.0000
Stock options granted	0	$0.0000	$0.0000
Stock options exercised	(8,000)	$0.7500	$0.4200
Stock options outstanding at September 30, 2009	689,999	$0.8121	$0.5053	3.5	$284,025
Stock options exerciseable at September 30, 2009	527,499	$0.7235	$0.4268	3.9	$264,525

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	(unaudited)	Form 10-Q

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value or the aggregate difference between the closing price of our common stock on September 30, 2009 of $1.22 and the exercise price for in-the-money options that would have been received by optionees if all options had been exercised on September 30, 2009.

NOTE 6: EARNINGS PER SHARE

Basic earnings per share is calculated based on the weighted average shares of common stock outstanding during the period. Diluted earnings per share is calculated based on the weighted average shares of common stock outstanding, plus the dilutive effect of stock options and warrants outstanding, calculated using the treasury stock method.

NOTE 7: SEGMENT INFORMATION

	For the Three	For the Three
	Months Ended	Months Ended
	September 30, 2009	September 30, 2008
	$	$

Income before provision for income taxes:
- OEM systems	20,485	7,573
- Aftermarket	3,634	56,706
Total	24,119	64,279

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

On November 10, 2009 a statement of claim was served against our company and one of our customers in the United States District Court, Western District of Pennsylvania by a competitor, in which it was claimed that a contract awarded to our company in June 2009 had infringed on one of their patents. The claim requests permanent enjoinment from further direct infringement, damages including prejudgment and post-judgement interest, an award of attorney’s fees and other costs and further relief as the Court may deem just and proper. It is our position that the claims are without merit and we will be filing a statement of defense and counter-claim.

NOTE 9: CREDIT FACILITY

We have a credit facility with a major Canadian bank for a total of CAD $4.5 million, including a demand loan for computer equipment of CAD $ 250,000. This facility will be reviewed for renewal prior to December 31, 2009. This facility includes a demand operating line of CAD $1.5 million secured by our receivables, a demand credit for standby letters of credit for CAD $2.0 million secured by a general security agreement and guarantees provided by Export Development Canada, on a fee-for-service basis, plus a demand credit for foreign exchange contracts for CAD $750,000. The demand credit for standby letters of credit was subsequently increased in June 2009 to US $4.25 million, bringing the total credit facility value at September 30, 2009 to US $6.55 million. At September 30, 2009 we had standby letters of credit for approximately $1.7 million ($2.4 million at June 30, 2009) in place with various customers in order to receive cash proceeds ahead of customer-specified milestones, as well as an outstanding loan balance of $208,594. There were no drawdowns against the operating or foreign exchange credit lines at September 30, 2009 (nil at June 30, 2008).

NOTE 10: FAIR VALUE MEASUREMENT

The Company adopted the provisions of FASB Codification topic, Fair Value Measurements and Disclosures, on July 1, 2008. This Codification topic establishes a framework for measuring fair value and expands financial statement disclosures about fair value measurements. This Codification topic does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. This Codification topic requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	(unaudited)	Form 10-Q

Items Measured at Fair Value on a Recurring Basis

The following table shows the fair value of our financial assets and financial liabilities that are required to be measured at fair value as of September 30, 2009.

(In dollars)	Balance at September 30, 2009	Level 1	Level 2	Level 3

Assets:
Cash equivalents	$3,223	$3,223	$—	$—

The following section describes the valuation methodologies used to measure fair value, key inputs, and significant assumptions:

Cash equivalents – Cash equivalents are investments in money market accounts and utilize level 1 inputs to determine fair value.

Items Disclosed at Fair Value

Long-Term Debt – The Company’s long-term debt obligations bear interest at annual rate interest rates ranging from a fixed rate of 1.9% to Canadian bank prime plus 1.25% . Total long-term debt outstanding as at September 30, 2009 amounted to $208,594. The fair value of the Company’s long-term debt obligations are not materially different than their respective carrying values due to their relative short-term maturities and the borrowing rates available as of September 30, 2009 for debt obligations with similar terms and conditions.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

In the midst of the accelerated worldwide push for a cleaner world, we have two objectives: to increase shareholder value, and to provide the solutions to improve our physical environment, most visible through the threat of global warming and climate change. We believe that the trend toward a cleaner environment will continue through a confluence of regulations and public pressure, increasing the demand for our products and supporting our plans for growth.

Q1 Operating Results

We recently completed a record year for fiscal 2009 with a significant backlog and optimism for the future. First quarter revenue is 49% over the first quarter of the previous fiscal year while net income was flat, due to two large contracts with significant outsourced turnkey construction components resulting in low margins. We expect, however, that these contracts will open two new markets for our technologies, building on our strategy for diversification. Revenues increased by $2,466,437 (49%) in the three months ended September 30, 2009 over the same period ending September 30, 2008. Gross profit, in these comparable periods, decreased $73,803 and net income decreased $12,337. Our backlog of orders at September 30, 2009 was approximately $4,100,000 compared to our record of $15,100,000 at September 30, 2008.

We are currently facing market uncertainties and requirements for cost containment as new opportunities continue to be hampered by a slow economic recovery. As a result, we anticipate that we will experience somewhat lower performance levels for the next several fiscal quarters before returning to stronger results. Although global economic conditions have affected our progress, our long-term prospects are built on product and market development, marketing agreements and geographic coverage to address regulatory progress, growth in energy generation and rising market projections.

A significant part of our business relies on environmental regulations. While environmental stewardship is in the news on a daily basis, a gap exists between establishment of policies and their inevitable implementation as regulations. To balance this, we have focused on several new developments that offer our customers an economic payback based on nonregulatory driven purchase decisions; these new technologies are on the cusp of commercialization, having incurred R&D costs but not yet contributing revenues to date.

Our New Technology

We hold the exclusive worldwide marketing rights to Catalytic Gas Treatment ("CGT"), a technology that can be used to reduce greenhouse gas emissions. The patented CGT has been demonstrated to reduce regulated emissions of aldehydes and alcohols by over 95%. We believe that CGT technology offers the opportunity of replacing the use of thermal oxidation for VOC emissions control. In such cases, CGT eliminates the need for combustion of natural gas and avoids the associated CO2 and NOx emissions. We believe that Return on Investment (ROI) will drive the purchase decision for CGT technology, and that CGT will displace a significant number of thermal oxidizer and other VOC control products in industries, including manufactured wood products, food processing and ethanol production. The worldwide market for thermal oxidizers represents 40% of the total market for VOC abatement equipment, which is estimated in 2008 to be $4.25 billion annually. Reductions in these CO2 emissions may mean eligibility for obtaining carbon credits through proposed cap and trade programs. Based on current proposals we believe that TurboSonic can benefit from carbon credits, either through direct incentives or through ROI supporting the investment in our technology.

According to a report from The McIlvaine Company (2008), a recognized independent market consulting firm with expertise in the air pollution control industry, the total world market for industrial air pollution control systems, products and services is forecast to grow to $100 billion by 2015. The segment of that market which our products address is estimated to be well over $4.5 billion. The momentum of environmental awareness and our efforts have driven the demand for our technologies. International expansion plays a key role in our long-term business plan, as we collaborate with firms internationally to enable us to better service our markets. We are committed to developing innovative product offerings, in partnership with industry, in response to new and existing regulations to better address demands for a cleaner environment, a greener industry, and a reduction in consumption of non-renewable resources.

Environmental Regulation

Government initiatives taken to enforce new regulations to mitigate effects of air pollution are the primary driver for the air pollution control technology market. Sources of air pollution in our markets include a broad range of facilities in Cement, Chemical and Mineral Processing, Ethanol and Biofuels production, Metallurgical, Petrochemicals, Power Generation, Pulp and Paper, Waste Incineration, and Wood Products industries, among others. They emit regulated pollutants including sulfur dioxide, nitrogen oxides, particulate matter, including carbon and heavy metals, and volatile organic compounds ("VOCs"). CO2 is emitted in the process of fuel combustion, including oil-, gas-, coal- and biofuels-fired power generation. CO2 is regulated in many industrialized nations and is increasingly regulated in North America through regulations adopted by California and the Regional Greenhouse Gas Initiative, and other developing polices at the state and federal levels in the United States and Canada.

Climate change and efforts to mitigate existing and future emissions of global warming pollutants is attracting, and we believe will continue to attract, regulatory attention. The United States Environmental Protection Agency ("EPA") has issued a "proposed finding" that greenhouse gases contribute to air pollution that may endanger public health or welfare, and has proposed to require reporting of CO2 emissions. Efforts to mitigate CO2 emissions in the United States and other concerned markets include cap and trade programs to provide financial incentives to encourage industry to invest in control solutions. An alternative approach, imposing a tax on carbon emissions, could also increase demand for our technologies and services.

Our Business

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

We provide all process engineering and the detailed design and specifications for all applicable structural, electrical, mechanical and chemical components of such system. We subcontract the manufacturing of designs. When customer contracts include installation we subcontract the service. Our project managers and quality assurance personnel supervise, and manage all aspects of our contracts to ensure we meet the performance criteria, as agreed with our customers.

We conduct business in Canadian, US and European currency to accommodate customers and mitigate our exchange risk through matching the sales currency with the supplier currency where practical. We participated in foreign exchange hedging activities during the fiscal year ended June 30, 2009. There were no outstanding forward contract commitments at September 30, 2009. We do not consider the company significantly exposed to exchange fluctuations.

Three Months ended September 30, 2009 Compared with Three Months ended September 30, 2008

3 MONTH COMPARATIVE INCOME STATEMENTS AT SEPTEMBER 30, 2009 AND 2008

	Fiscal 2010	% to	Fiscal 2009	% to		Increase (Decrease)
		Total		Total
	$	Revenue	$	Revenue		$	%
Contract revenue & sales
OEM Systems	6,932,462	92%	4,236,098	84%		2,696,364	64%
Aftermarket parts & retrofits	580,126	8%	810,053	16%		(229,927)	(28%	)
	7,512,588	100%	5,046,151	100%		2,466,437	49%
Contract costs & cost of sales
OEM Systems	5,931,559	79%	3,355,777	66%		2,575,782	77%
Aftermarket parts & retrofits	414,392	5%	449,934	9%		(35,542)	(8%	)
	6,345,951	84%	3,805,711	75%		2,540,240	67%
Gross profit
OEM Systems	1,000,903	14%	880,321	18%		120,582	14%
Aftermarket parts & retrofits	165,734	2%	360,119	7%		(194,385)	(54%	)
	1,166,637	16%	1,240,440	25%		(73,803)	(6%	)
Expenses
Selling, general & administrative	1,024,572	14%	1,113,231	22%		(88,659)	(8%	)
Research & development costs	72,776	1%	26,992	0%		45,784	170%
Depreciation	46,541	0%	41,849	1%		4,692	11%
	1,143,889	15%	1,182,072	23%		(38,183)	(2%	)
Income from operations	22,748	0%	58,368	2%		(35,620)	(61%	)
Other (income) expense
Interest, net	(1,371)	0%	(5,911)	0%		4,540	(77%	)
Income before taxes(EBT)	24,119	0%	64,279	2%		(40,160)	(62%	)
Provision for income taxes	6,892	0%	34,715	1%		(27,823)	(80%	)
Net income	17,227	0%	29,564	1%		(12,337)	(42%	)
Foreign currency translation adjustment	229,960	3%	(70,570)	(1%	)	300,530	NM
Comprehensive income (loss)	247,187	3%	(41,006)	1%		288,193	NM

“NM” – not measurable

OEM systems revenue increased 64% for the three month period ended September 30, 2009 over the same period in fiscal 2009, due primarily to the sale of a CGT system to the wood products industry (130% of increase) less Wet Electrostatic Precipitators (WESPs) retrofits to the wood products industry for the three month period ended September 30, 2008, which were not repeated over the same period in fiscal 2010.

The cost of sales for OEM systems increased 77% for the three month period ended September 30, 2009 over the same period in the prior year, which reflects the increased revenue volume together with higher contract costs when compared to the prior year. The higher contract costs are the result of contracts, including significant outsourced turnkey construction components at low margins in two of our large contracts.

As a result, gross profit on OEM systems in the first quarter of fiscal 2010 was 14% and in the same period in fiscal 2009 was 21%. Relative to total revenue for our company, OEM Systems contributed gross profit of $1,000,903 (13%) in the first quarter of fiscal 2010 and $880,321 (17%) for the same period in fiscal 2009.

Aftermarket revenues decreased 28% for the three month period ended September 30, 2009 over the same period in the prior fiscal year due mostly to decreased evaporative cooling (52% of decrease) and wet scrubber (51% of decrease) spare parts shipments, together with reduced levels of field service (32% of decrease), partially offset by increased semi-dry scrubber component shipments (38%). We have experienced a decreased volume of spare parts while our customers have curtailed production.

The cost of sales for Aftermarket products decreased 8% for the three month period ended September 30, 2009 over the same period in fiscal 2009, which reflects a lower gross profit return of 29% in fiscal 2010 compared to 44% in fiscal 2009. This change was due to the revised product mix including the increased component shipments, which generate lower gross profit percentages than spare parts.The gross profit attributable to Aftermarket decreased from 7% on total revenue for the three month period ended September 30, 2008 to 2% in the same period in fiscal 2010. This percentage change was the result of the increase in OEM volume and gross profit and the reduced Aftermarket revenue and gross profit in the current quarter.

The gross profit contribution from OEM systems in fiscal 2010 increased 14% over fiscal 2009, and Aftermarket gross profit contributions in fiscal 2010 decreased 54% over fiscal 2009. This was due to the change in mix of revenues between the reporting segments and the decreased aftermarket revenues as a percentage of total revenue.

Selling, general and administrative expenses decreased $88,659 (8%) for the three-month period ended September 30, 2009 over the prior fiscal year. This decrease is due to the reversal of a bad debt collected in the current quarter. As a percentage of total revenue, selling, general and administrative expenses were 14% for the three month period ended September 30, 2009 compared to 22% in the comparable period in fiscal 2009. Research and development costs increased $45,784 (170%) for the three month period ended September 30, 2009 compared the same period one year ago. The increase is the result of the continuation of projects commenced in the prior fiscal year. Depreciation of $46,541 was recorded in the current quarter compared to $41,849 for the same period one year earlier.

The decrease of $4,540 in interest earned is due to the lower cash balances and reduced interest rates experienced in fiscal 2010 versus those of fiscal 2009.

Income before taxes decreased by $40,160 for the three-month period ended September 30, 2009 over the comparable period in the same period in the prior year. This decrease reflects lower gross profit achieved in the first quarter of fiscal 2010 compared to those recorded in the first quarter of fiscal 2009.

Provision for income taxes for the first quarter of fiscal 2010 was $6,892 compared to a provision for income taxes of $34,715 for the comparable period in fiscal 2009 as the result of the decreased aftermarket revenue and gross profit.

The foreign currency translation adjustment reflects the exchange values for Canadian dollar and Euro accounts on the balance sheet converted to US dollars. The statement of comprehensive income reflects an increase in the carrying value of these accounts of $229,960 during the first quarter of fiscal 2010 while the shareholders’ equity carries the cumulative value of currency exchange for balance sheet accounts.

Liquidity and Capital Resources

Cash Summary	September 30, 2009	September 30, 2008
	$	$
Cash (applied to) provided by:
Operations	(675,271)	(1,952,209)
Purchase of equipment	(31,353)	(4,423)
Disposition proceeds – fixed assets	--	841
Repayment of capital leases and long-tem debt	(19,273)	(2,501)
Effect of exchange rate changes on cash and cash equivalents	224,710	(83,496)
Net cash (applied) provided during the period	(501,187)	(2,041,788)
Cash and cash equivalents - beginning of period	5,621,166	3,190,181
Cash and cash equivalents - end of period	5,119,979	1,148,393
Working Capital Summary	September 30, 2009	September 30, 2008
Current assets	11,533,972	8,555,219
Current liabilities	6,435,013	5,629,940
Net working capital	5,098,959	2,925,279
Current ratio	1.79	1.52
Summary of Contracts in Progress	September 30, 2009	September 30, 2008
Contract value completed and to be invoiced	2,892,029	1,399,706
Contract advances invoiced	(1,001,624)	(2,877,267)
Net contracts in progress	1,890,405	(1,477,561)
Contract Backlog
Contract value to be recognized as revenue	4,100,000	15,100,000

During the three-month period ended September 30, 2009, cash was applied to operations for $675,271 as compared to the same fiscal period in 2009 when cash was applied to operations for $1,952,209. The application of cash to operations in fiscal 2010 is due to timing of contract completion and payment terms.

The working capital position increased to $5.1 million at September 30, 2009 from $2.9 million at September 30, 2008 as contract volumes increased. The current ratio increased to 1.79:1 in the three-month period ended September 30, 2009 from 1.52:1 in the first three months of fiscal 2009.

Our contract payment terms provide for funding the progression of work to the point of delivery. A final holdback amount is often dependent on commissioning, specified performance criteria or a fixed time of operations. At any point in time, the contracts in process with costs that exceed invoicing may be greater than the contracts that have been invoiced in advance of performance. At September 30, 2009, the net position of contracts in progress is an investment of $1,890,405 compared to September 30, 2008 with advance payments of $1,477,561.

We have a credit facility with a major Canadian bank for a total of CAD $4.5 million, including a demand loan for computer equipment of CAD $ 250,000. This facility will be reviewed for renewal prior to December 31, 2009. This facility includes a demand operating line of CAD $1.5 million secured by our receivables, a demand credit for standby letters of credit for CAD $2.0 million secured by a general security agreement and guarantees provided by Export Development Canada, on a fee-for-service basis, plus a demand credit for foreign exchange contracts for CAD $750,000. The demand credit for standby letters of credit was subsequently increased in June 2009 to US $4.25 million, bringing the total credit facility value at September 30, 2009 to US $6.55 million. At September 30, 2009 we had standby letters of credit for approximately $1.7 million ($2.4 million at June 30, 2009) in place with various customers in order to receive cash proceeds ahead of customer-specified milestones, as well as an outstanding loan balance of $208,594. There were no drawdowns against the operating or foreign exchange credit lines at September 30, 2009 (nil at June 30, 2009).

Our backlog as at September 30, 2009 was approximately $4,100,000, compared to the September 30, 2008 backlog of $15,100,000, with approximately 100% expected to convert to revenue by June 30, 2010. There are no assurances that backlog will be replicated, increased or converted at current value into revenues in the future.

In summary, we believe that we have sufficient capital resources to support anticipated operations through fiscal 2010.

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

We had entered into contracts to hedge certain third-party transactions denominated in foreign currencies forecasted to occur in fiscal 2009. These contracts expired at June 30, 2009.

At September 30, 2009, we had outstanding standby letters of credit totaling $1.7 million and an outstanding loan balance of $208,594 that could subject us to the risk of interest rate fluctuations.

ITEM 4: CONTROLS AND PROCEDURES

Our management has carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15 (e) under the Securities Exchange Act of 1934) as of September 30, 2009. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2009.

There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

Not applicable.

ITEM 1A: RISK FACTORS

There have been no material changes in the risk factors from those disclosed in Item 1A of our annual report on Form 10-K for the year ended June 30, 2009.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5: OTHER INFORMATION

On November 13, 2009, we issued a press release announcing our financial results for the quarter ended September 30, 2009. A copy of the press release is being furnished as Exhibit 99.1 to this report and incorporated herein by reference.

ITEM 6: EXHIBITS
Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certifications
Exhibit 32.1	Section 1350 Certifications
Exhibit 99.1	Earnings Press Release dated November 13, 2009

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 13, 2009

TURBOSONIC TECHNOLOGIES, INC.

By: /s/ Carl A. Young
Carl A. Young
Chief Financial Officer