Form 10-Q
period 2009-12-31
TURBOSONIC TECHNOLOGIES INC
filed 2010-02-12
CIK 900393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended December 31, 2009

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

☐ Yes ☐ No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

☐ Large accelerated	☐ Accelerated filer	☐ Non-accelerated	☑ Smaller reporting
filer		filer	company

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes  ☑ No

As of February 10, 2010, there were 15,138,054 shares of common stock outstanding.

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES

FORM 10-Q
FOR THE PERIOD ENDED DECEMBER 31, 2009

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION	PAGE

Item 1. Financial Statements
Consolidated Condensed Statements of (Loss) Income and Comprehensive (Loss) Income (unaudited) for the Three Month and Six Month Periods Ended December 31, 2009 and 2008	3
Consolidated Condensed Balance Sheets (unaudited) at December 31, 2009 and June 30, 2009	4
Consolidated Condensed Statements of Cash Flows (unaudited) for the Six Month Periods Ended December 31, 2009 and 2008	5
Notes to Consolidated Condensed Financial Statements (unaudited)	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3. Quantitative and Qualitative Disclosures about Market Risk	14
Item 4. Controls and Procedures	15

PART II
OTHER INFORMATION

Item 1. Legal Proceedings	16
Item 1A. Risk Factors	16
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3. Defaults upon Senior Securities	16
Item 4. Submission of Matters to a Vote of Security Holders	16
Item 5. Other Information	16
Item 6. Exhibits	16

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

PART I: FINANCIAL INFORMATION

ITEM 1

CONSOLIDATED CONDENSED STATEMENTS OF (LOSS) INCOME
AND COMPREHENSIVE (LOSS) INCOME

	For the	For the	For the	For the
	Three	Three	Six	Six
	Months Ended	Months Ended	Months Ended	Months Ended
	December 31,	December 31,	December 31,	December 31,
	2009	2008	2009	2008
	$	$	$	$
CONTRACT REVENUE AND SALES
OEM systems revenue	2,341,991	3,872,708	9,292,651	8,111,675
Aftermarket revenue	1,162,851	1,601,351	1,724,779	2,408,535
	3,504,842	5,474,059	11,017,430	10,520,210

CONTRACT COSTS AND COST OF SALES
OEM systems contract costs and costs of sales	1,974,979	2,976,769	7,908,887	6,332,546
Aftermarket contract costs and costs of sales	637,212	853,984	1,049,255	1,303,918
	2,612,191	3,830,753	8,958,142	7,636,464
Gross profit	892,651	1,643,306	2,059,288	2,883,746

EXPENSES
Selling, general and administrative	1,322,250	1,174,830	2,346,822	2,288,061
Research and development	41,443	16,025	114,219	43,017
Depreciation and amortization	49,911	31,218	96,452	73,067
	1,413,604	1,222,073	2,557,493	2,404,145

(Loss) income from operations	(520,953)	421,233	(498,205)	479,601
Interest income	587	3,971	1,958	9,882
(Loss) income before provision for income taxes	(520,366)	425,204	(496,247)	489,483
(Recovery of) provision for income taxes [Note 4]	(222,408)	122,652	(215,516)	157,367
Net (loss) income	(297,958)	302,552	(280,731)	332,116

Other comprehensive income (loss):
Foreign currency translation adjustment	41,096	(165,739)	271,056	(236,309)
Comprehensive (loss) income	(256,862)	136,813	(9,675)	95,807

Weighted average number of shares	15,138,054	15,130,054	15,137,005	15,130,054
Diluted weighted average number of shares [Note 6]	15,289,671	15,136,780	15,300,757	15,136,088

Basic (loss) earnings per share [Note 6]	(0.02)	0.02	(0.02)	0.02
Diluted (loss) earnings per share [Note 6]	(0.02)	0.02	(0.02)	0.02

See accompanying notes

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	(unaudited)	Form 10-Q

CONSOLIDATED CONDENSED BALANCE SHEETS

	December 31, 2009	June 30, 2009
	$	$
ASSETS
Current assets:
Cash and cash equivalents	2,032,017	5,621,166
Accounts receivable, net of allowance for doubtful accounts of $112,748 and $218,025	3,969,232	5,038,451
Retentions receivable	863,403	516,141
Deferred contract costs and unbilled revenue [Note 3]	1,884,331	1,027,858
Inventories	122,560	119,307
Other current assets	130,319	87,357
Total current assets	9,001,862	12,410,280

Property and equipment, less accumulated depreciation and amortization	331,304	350,208
Goodwill	398,897	398,897
Deferred income taxes	519,262	307,424
Other assets	13,822	13,526
	1,263,285	1,070,055
Total assets	10,265,147	13,480,335

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	1,555,435	3,332,338
Accrued compensation	485,629	901,599
Accrued charges [Note 2]	729,828	578,686
Unearned revenue and contract advances [Note 3]	1,364,651	2,327,266
Income taxes payable	8,386	267,386
Long-term debt, current portion	84,254	80,754
Total current liabilities	4,228,183	7,488,029

Long-term debt	105,867	131,500
	4,334,050	7,619,529

Stockholders’ equity
Authorized share capital
30,000,000 common shares, par value $0.10 per share
1,500 preferred shares, no par value
Issued share capital [Note 5]
14,731,081 common shares [14,723,081 at June 30, 2009]
406,973 common shares reserved for the conversion of the subsidiary’s
Class B exchangeable shares	2,550,246	2,549,446
Additional paid – in capital [Note5]	3,666,828	3,587,660
	6,217,074	6,137,106
Accumulated other comprehensive income	748,792	477,736
Accumulated deficit	(1,034,769)	(754,036)

Total stockholders’ equity	5,931,097	5,860,806

Total liabilities and stockholders’ equity	10,265,147	13,480,335

See accompanying notes

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	(unaudited)	Form 10-Q

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six	For the Six
	Months Ended	Months Ended
	December 31, 2009	December 31, 2008
	$	$

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	(280,731)	332,116
Add charges to operations not requiring a current cash payment:
Stock-based compensation	73,963	50,414
Depreciation and amortization	96,452	73,067
Deferred income tax	(207,698)	234,873
Changes in non-cash assets and liabilities related to operations:
Decrease (increase) in accounts receivable:	1,516,831	(2,195,364)
(Increase) in retentions receivable	(337,578)	(280,046)
Decrease (increase) in inventories	9,276	(14,533)
(Increase) decrease in deferred contract costs and unbilled revenue	(786,583)	318,006
(Increase) decrease in other current assets	(38,322)	27,450
(Decrease) increase in accounts payable, accrued charges and accrued
compensation	(2,487,448)	414,982
(Decrease) increase in unearned revenue and contract advances	(1,044,757)	987,287
(Decrease) in income taxes payable	(281,317)	(14,710)

Cash (applied to) operating activities	(3,767,912)	(66,458)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(43,532)	(50,488)
Disposition proceeds – property and equipment	--	778
Cash (applied to) investing activities	(43,532)	(49,710)

CASH FLOWS FROM FINANCING ACTIVITY
Repayment of obligations under long-term debt and capital lease obligations	(38,873)	(4,637)
Cash (applied to) financing activity	(38,873)	(4,637)

Effect of exchange rate changes on cash and cash equivalents	261,168	(204,356)

Cash (applied) during the period	(3,589,149)	(325,161)
Cash and cash equivalents – beginning of period	5,621,166	3,190,181
Cash and cash equivalents – end of period	2,032,017	2,865,020

Supplemental cash flow information:
Interest paid	(3,286)	(230)
Interest received	4,646	10,062
Income taxes paid	(278,334)	(17,491)

See accompanying notes

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	(unaudited)	Form 10-Q

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1: GENERAL

TurboSonic Technologies, Inc., directly and through subsidiaries (collectively “TurboSonic”), designs and markets integrated air pollution control, evaporative gas cooling/conditioning systems and liquid atomization technology to ameliorate or abate industrial environmental problems.

The unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the information and footnotes required in annual financial statements. The unaudited consolidated condensed financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the three-month and six-month periods ended December 31, 2009 are not necessarily indicative of the results that may be expected for the full year ending June 30, 2010. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2009.

In accordance with Financial Accounting Standards Board (“FASB”) Codification topic, Subsequent Events, for the six months ended December 31, 2009, we evaluated, for potential recognition and disclosure, events that occurred prior to the filing of our Quarterly Report on Form 10-Q for the six months ended December 31, 2009 on February 12, 2010. No additional disclosure is required as a result.

FASB’s Statement No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”, is a replacement of FASB Statement No. 162 (the Codification). The Codification has become the single source of authoritative non-government U.S. generally accepted accounting principles (GAAP), superseding various existing authoritative accounting pronouncements. The Codification eliminates the GAAP hierarchy contained in Statement No. 162 and establishes one level of authoritative GAAP. All other U.S. GAAP literature is considered non-authoritative. There was no change to our consolidated financial statements due to the implementation of the Codification other than changes in reference to various authoritative accounting pronouncements in our Notes to consolidated financial statements.

NOTE 2: WARRANTY

In accordance with the Guarantee topic of the FASB Codification, we are required to make the following disclosure regarding performance guarantees and product warranties.

As part of the normal sale of OEM systems, we have provided our customers with performance guarantees and product warranties. Most of our OEM system sales have an element of performance guarantee to ensure our custom-engineered equipment provided to our clients meets the level of performance anticipated. Performance issues raised by clients on projects are made and dealt with prior to final acceptance. Expenses incurred to that time are treated as project costs. We do not expect that any expenses incurred in resolving any of our current performance guarantees will have a material adverse effect on our consolidated results of operations, financial position or cash flows.

The warranties generally extend for twelve months from the date of start-up or eighteen months after shipment to the customer. Commensurate warranties are provided by engineered product suppliers, such as those of pumps, fans and valves, whose products are incorporated into our systems. The majority of issues raised on projects are made and dealt with prior to final acceptance. Expenses incurred to that time are treated as project costs. We carry a reserve based upon historical warranty claims experience. Additionally, warranty accruals are established on the basis of anticipated future expenditures as specific warranty obligations are identified and expensed directly to cost of sales. The following summarizes the accrual of product warranties that is recorded as part of other accrued charges in the accompanying consolidated condensed balance sheets:

	For the Six	For the Six
	Months Ended	Months Ended
	December 31, 2009	December 31, 2008
	$	$

Opening balance	86,242	98,362
Payments made during the period	--	--
Warranty provision made during the period	--	--
Foreign exchange adjustments	9,191	(16,014)
Closing balance	95,433	82,348

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	(unaudited)	Form 10-Q

NOTE 3: COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

	December 31, 2009	June 30, 2009
	$	$

Costs incurred on uncompleted contracts	30,509,683	23,174,794
Estimated earnings	7,949,920	6,691,283
	38,459,603	29,866,077
Less: Billings to date	(37,939,923)	(31,165,485)
	519,680	(1,299,408)

Included in accompanying consolidated condensed balance sheets under the following captions:
Deferred contract costs and unbilled revenues	1,884,331	1,027,858
Unearned revenue and contract advances	(1,364,651)	(2,327,266)
	519,680	(1,299,408)

NOTE 4: INCOME TAXES

We believe our income tax provision at December 31, 2009 reflects a full accounting of our tax filings. We are not currently under Internal Revenue Service, state, local or foreign jurisdiction tax examinations. We recognize interest and penalties, as estimated or incurred, as selling, general and administrative expense. Our company is subject to ongoing review by tax authorities in the jurisdictions in which it operates. We regularly assess the status of any examinations and the potential for adverse outcomes to determine the adequacy of the provision for income taxes. Specifically, the Canada Revenue Agency (“CRA”) is currently conducting their initial review on the Scientific Research and Experimental Investment Tax Credit (“ITC”) elements of our company’s fiscal 2008 Canadian corporate tax filings. At this time, we cannot reasonably anticipate when the CRA will complete the remaining elements of its fiscal 2008 initial review; as such we have maintained a valuation allowance for deferred tax assets of $33,214 (25% of claim), related to Scientific Research and Experimental ITCs.

Details of the provision for income taxes are as follows:

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	December 31, 2009	December 31, 2008	December 31, 2009	December 31, 2008
	$	$	$	$
Current: - U.S.	--	(14,089)	--	(10,664)
- Canada	--	--	--	--
- Italian	(41,068)	--	27,594	--
Total current taxes	(41,068)	(14,089)	27,594	(10,664)
Deferred: - U.S	(102,149)	(147,585)	(142,800)	(124,875)
- Canada	29,390	284,326	8,271	292,906
- Italy	(9,428)	--	(9,428)	--
Total deferred taxes	(82,187)	136,741	(143,957)	168,031
ITC - Current	(35,412)	--	(35,412)	--
- Deferred	(63,741)	--	(63,741)	--
	(99,153)	--	(99,153)	--
Income tax provision	(222,408)	122,652	(215,516)	157,367

NOTE 5: SHARE CAPITAL

No options to purchase shares of common stock were exercised in the second quarter of fiscal 2010, although options to purchase 8,000 shares of our common stock were exercised in the first quarter of fiscal 2010.

Options to purchase 20,000 shares of common stock were granted pursuant to the terms of the 2008 Stock Plan to each of the five independent directors of our company (100,000 in total) who were elected to serve at the December 10, 2009 annual meeting of stockholders. Such options have an exercise price equal to the market value of our common stock at the close of business on December 10, 2009 ($0.79 per share [Black-Scholes fair value $0.5416]), vest immediately and are exercisable for eight years from the date of grant. The stock-based compensation expense of $54,155 for the options granted to our independent directors was recognized in the second quarter of fiscal 2010. Options to purchase 25,000 shares of common stock were granted pursuant to the terms of the 2008 Stock Plan to each of our Chief Executive Officer and President and 15,000 to our Chief Financial Officer (65,000 in total) at the December 10, 2009 board meeting. Such options have an exercise price equal to the market value of our common stock at the close of business on December 10, 2009 ($0.79 per share [Black-Scholes fair value $0.6614]), vest at five years from the date of grant to our CEO and President and three years from the date of grant to our CFO and are exercisable for eight years from the date of grant. The stock-based compensation expense for the options granted to our executive officers will be recognized over the vesting periods. Stock-based compensation expense of $560 for the options granted to our executive officers was recognized in the second quarter of fiscal 2010. Stock-based compensation expenses are included as selling, general and administrative expenses in our financial statements.

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	(unaudited)	Form 10-Q

Options to purchase 20,000 shares of common stock were granted under the 2008 Stock Plan to each of the seven directors of our company (140,000 in total) who were elected to serve at the December 11, 2008 annual meeting. The options awarded to our directors have an exercise price of $0.30 per share [Black-Scholes fair value $0.223], which was the market value of our common stock at the close of business on December 11, 2008, vested immediately and are exercisable for eight years from the date of grant. The stock-based compensation expense for the options granted to our directors was recognized in the second quarter of fiscal 2009 [$31,166].

	Fiscal 2009 and 2010 Grants
	All Directors	Independent Directors	Executive Officers
	December 11, 2008	December 10, 2009	December 10, 2009
Expected dividends	0.00%	0.00%	0.00%
Expected volatility	101.00%	98.63%	110.84%
Risk-free interest rate	1.51%	1.46%	2.33%
Expected term (years)	4.80	4.00	6.00
Forfeiture rate	0.00%	0.00%	0.00%
Stock price on date of grant	$0.30	$0.79	$0.79
Number of stock options granted	140,000	100,000	65,000
Fair value per option on date of grant	$0.22	$0.54	$0.66

Additional stock-based compensation expense was recorded in Selling, General and Administrative expense in the six months ended December 31, 2009 totaling $19,248 ($19,248 for the six months ended December 31, 2008). The following table summarizes activity of stock options granted under our 2000, 2003 and 2008 Stock Plans for the six months ended December 31, 2009 and 2008:

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value

Stock options outstanding at June 30, 2008	750,499	$0.9184	$0.5564	3.9	$3,125
Stock options cancelled or expired	(12,500)	$0.2800	$0.2200
Stock options granted	140,000	$0.3000	$0.2200
Stock options exercised	0	$0.0000	$0.0000
Stock options outstanding at December 31, 2008	877,999	$0.8289	$0.5075	4.2	$19,600
Stock options exerciseable at December 31, 2008	627,499	$0.7673	$0.4502	4.5	$19,600

Stock options outstanding at June 30, 2009	697,999	$0.8114	$0.5043	3.7	$301,345
Stock options cancelled or expired	0	$0.0000	$0.0000
Stock options granted	165,000	$0.7900	$0.5888
Stock options exercised	(8,000)	$0.7500	$0.4200
Stock options outstanding at December 31, 2009	854,999	$0.8079	$0.5211	4.2	$111,275
Stock options exerciseable at December 31, 2009	627,499	$0.7341	$0.4449	4.4	$104,275

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value or the aggregate difference between the closing price of our common stock on December 31, 2009 of $0.86 and the excess over the exercise price for in-the-money options that would have been received by optionees if all options had been exercised on December 31, 2009.

NOTE 6: EARNINGS PER SHARE

Basic earnings per share is calculated based on the weighted average shares of common stock outstanding during the period. Diluted earnings per share is calculated based on the weighted average shares of common stock outstanding, plus the dilutive effect of stock options and warrants outstanding, calculated using the treasury stock method.

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	(unaudited)	Form 10-Q

NOTE 7: SEGMENT INFORMATION

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	December 31, 2009	December 31, 2008	December 31, 2009	December 31, 2008
	$	$	$	$
Income before provision for income taxes:
- OEM systems	(831,029)	134,924	(794,805)	144,963
- Aftermarket	310,663	290,280	298,558	344,520
Total	(520,366)	425,204	(496,247)	489,483

NOTE 8: CONTINGENT LIABILITIES

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

NOTE 9: CREDIT FACILITY

We have a credit facility with a major Canadian bank for a total of CAD $6.55 million, including a demand loan for computer equipment of CAD $250,000. This facility will be reviewed for renewal early in calendar 2010. This facility includes a demand operating line of CAD $1.5 million secured by our receivables, a demand credit for standby letters of credit for USD $4.25 million secured by a general security agreement and guarantees provided by Export Development Canada on a fee-for-service basis, plus a demand credit for foreign exchange contracts for CAD $750,000. At December 31, 2009 we had standby letters of credit for approximately $1.9 million ($2.4 million at June 30, 2009) in place with various customers in order to receive cash proceeds ahead of customer-specified milestones, as well as an outstanding loan balance of $190,121. There were no drawdowns against the operating or foreign exchange credit lines at December 31, 2009 (nil at June 30, 2009).

NOTE 10: FAIR VALUE MEASUREMENT

We adopted the provisions of FASB Codification topic, Fair Value Measurements and Disclosures, on July 1, 2008. This Codification topic establishes a framework for measuring fair value and expands financial statement disclosures about fair value measurements. This Codification topic does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. This Codification topic requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

Items Measured at Fair Value on a Recurring Basis

The following table shows the fair value of our financial assets and financial liabilities that are required to be measured at fair value as of December 31, 2009.

	Balance at
	December 31,
(In dollars)	2009	Level 1	Level 2	Level 3

Assets:
Cash and current cash equivalents	$2,032,017	$2,032,017	$—	$—
Non-current cash equivalents	$3,067	$3,067	$—	$—

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	(unaudited)	Form 10-Q

The following section describes the valuation methodologies used to measure fair value, key inputs, and significant assumptions:

Cash equivalents – Cash equivalents are investments in money market accounts and utilize level 1 inputs to determine fair value. Non-current cash equivalents are included in Other Assets on the face of the balance sheet.

Items Disclosed at Fair Value

Long-Term Debt – Our long-term debt obligations bear interest at annual rate interest rates ranging from a fixed rate of 1.9% to Canadian bank prime plus 1.25% . Total long-term debt outstanding as at December 31, 2009 amounted to $190,121. The fair value of our long-term debt obligations are not materially different than their respective carrying values due to their relative short-term maturities and the borrowing rates available as of December 31, 2009 for debt obligations with similar terms and conditions.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

We design and market integrated air pollution control, evaporative gas cooling/conditioning systems and liquid atomization technology to ameliorate or abate industrial environmental problems. Our long-term prospects are built on product and market development, marketing agreements and geographic coverage to address regulatory progress as well as non-regulatory process improvement-driven projects, growth in energy generation and rising market projections. We believe that the trend toward a cleaner environment will continue through a confluence of regulations and public pressure, increasing the demand for our products and supporting our plans for growth.

Q2 Operating Results

After completing a record year in fiscal 2009, we are experiencing the effects of the economic downturn. Second quarter revenue decreased by 36% from $5,474,059 in the three months ended December 31, 2008 to $3,504,842 for the comparable period ending December 31, 2009. Over that same period, gross profit for the second quarter decreased $750,655 from $1,643,306 to $892,651, while net income decreased $600,510 from $302,552 to a loss of $297,958. Our backlog of orders at December 31, 2009 was approximately $2,300,000 compared to $13,800,000 at December 31, 2008.

As previously reported, we continue to face market uncertainties and requirements for cost containment as the timing of new opportunities are impacted by the slow economic recovery. The recession has affected our primary business sectors, causing capital expenditures to be deferred, including a significant delay in new “greenfield” plant construction. This has also resulted in the closure of facilities such as wood products plants, which impacts aftermarket service and replacement parts orders. We continue to curtail expenditures and focus our sales force on core business opportunities.

We are encouraged by the increased activity since the end of calendar 2009 in domestic and international markets and believe that our current sales prospects are better than they were during the past 8 months. We expect that favorable market receptivity to our new Catalytic Gas Treatment ("CGT') product launch, combined with our business sectors' regulatory compliance needs, will support a period of strong demand for our products and services.

Our New Technology

We hold the exclusive worldwide marketing rights to CGT, a technology that reduces hazardous air pollutants such as formaldehyde and can result in a reduction in greenhouse gas emissions. This technology offers a return on investment based on the elimination of fuel combustion in traditional non-renewable fuel-based thermal treatment technologies, and does not necessarily depend on new regulations to drive demand. The first U.S. installation is expected to start up during our third quarter of the current fiscal year. Several European and North American customers are currently evaluating the CGT technology for use in their facilities.

Environmental Regulation

Government initiatives taken to enforce new regulations to mitigate effects of air pollution are the primary driver for the air pollution control technology market. Sources of air pollution in our markets include a broad range of facilities in Cement, Chemical and Mineral Processing, Ethanol and Biofuels production, Metallurgical, Petrochemicals, Power Generation, Pulp and Paper, Waste Incineration, and Wood Products industries, among others. They emit regulated pollutants including sulfur dioxide, nitrogen oxides, particulate matter, including heavy metals, and volatile organic compounds (“VOCs”).

A significant part of our business relies on environmental regulations. We are in a gap between the setting of policy and implementation of regulations with a new SO2 regulation coming into effect in the US on June 2, 2010, and the new US Boiler MACT (“maximum achievable control technologies”) regulations for industrial boiler emissions expected at the end of this calendar year. We have a significant amount of installed references across industries that we expect to be impacted by these new regulations and therefore expect these new regulations to bring increased activity for us.

Our Business

We design and supply air pollution control technologies to industrial customers worldwide. We believe our products, which are designed to meet the strictest emission regulations for gaseous and particulate emissions, afford economic and technical advantages over competitive air pollution equipment. We currently have two reportable business segments – OEM systems and Aftermarket.

Sales opportunities are sourced directly with the end user by our independent sales representatives or by our internal sales team and through the recommendation of engineering firms. We have sales, project management and field service personnel in remote offices to support local markets.

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

We conduct business in Canadian, US and European currency to accommodate customers and mitigate our exchange risk through matching the sales currency with the supplier currency where practical. We participated in foreign exchange hedging activities during the fiscal year ended June 30, 2009. There were no outstanding forward contract commitments at December 31, 2009. We do not consider our company significantly exposed to exchange fluctuations.

Three Months ended December 31, 2009 Compared with Three Months ended December 31, 2008

3 MONTH COMPARATIVE INCOME STATEMENTS AT DECEMBER 31, 2009 AND 2008

	Fiscal 2010	% to		Fiscal 2009	% to		Increase	(Decrease)
		Total			Total
	$	Revenue		$	Revenue		$	%
Contract revenue & sales
OEM Systems	2,341,991	67%		3,872,708	71%		(1,530,717)	(40%	)
Aftermarket parts & retrofits	1,162,851	33%		1,601,351	29%		(438,500)	(27%	)
	3,504,842	100%		5,474,059	100%		(1,969,217)	(36%	)
Contract costs & cost of sales
OEM Systems	1,974,979	57%		2,976,769	54%		(1,001,790)	(34%	)
Aftermarket parts & retrofits	637,212	18%		853,984	16%		(216,772)	(25%	)
	2,612,191	75%		3,830,753	70%		(1,218,562)	(32%	)
Gross profit
OEM Systems	367,012	10%		895,939	16%		(528,927)	(59%	)
Aftermarket parts & retrofits	525,639	15%		747,367	14%		(221,728)	(30%	)
	892,651	25%		1,643,306	30%		(750,655)	(46%	)
Gross profit %
OEM Systems	16%			23%			(7% )
Aftermarket parts & retrofits	45%			47%			(2% )
Expenses
Selling, general & administrative	1,322,250	38%		1,174,830	21%		147,420	13%
Research & development costs	41,443	1%		16,025	0%		25,418	159%
Depreciation	49,911	1%		31,218	1%		18,693	60%
	1,413,604	40%		1,222,073	22%		191,531	16%
(Loss) income from operations	(520,953)	(15%	)	421,233	8%		(942,186)	(223%	)
Other (income) expense
Interest, net	(587)	0%		(3,971)	0%		(3,384)	(85%	)
(Loss) income before taxes(EBT)	(520,366)	(15%	)	425,204	8%		(945,570)	(222%	)
Provision for income taxes	(222,408)	(6%	)	122,652	2%		(345,060)	(281%	)
Net (loss) income	(297,958)	(9%	)	302,552	6%		(600,510)	(198%	)
Foreign currency translation adjustment	41,096	2%		(165,739)	(3%	)	206,835	125%
Comprehensive (loss) income	(256,862)	(7%	)	136,813	3%		(393,675)	(288%	)

“NM” – not measurable

OEM systems revenue decreased 40% for the three month period ended December 31, 2009 over the comparable period in fiscal 2009, due primarily to the sale of Wet Electrostatic Precipitators (WESPs) systems and retrofits to the wood products industry (32% of decrease), and evaporative gas cooling systems to the cement industry (155% of decrease) for the three month period ended December 31, 2008 not being repeated over the same period in fiscal 2010. These reductions were partially offset by the sale of a CGT system to the wood products industry (38% of decrease) and semi-dry scrubbing systems to the cement industry (44% of decrease).

The cost of sales for OEM systems decreased 34% for the three month period ended December 31, 2009 over the same period in the prior year, which reflects the decreased revenue volume together with higher contract costs when compared to the prior year. The higher contract costs are the result of contracts including significant outsourced turnkey construction components at low margins in two of our large contracts.

As a result, gross profit on OEM systems in the second quarter of fiscal 2010 was 16% and in the same period in fiscal 2009 was 23%. Relative to total revenue for our company, OEM Systems contributed gross profit of $367,012 (10%) in the second quarter of fiscal 2010 and $895,939 (16%) for the same period in fiscal 2009.

Aftermarket revenues decreased 27% for the three month period ended December 31, 2009 over the same period in the prior fiscal year due mostly to decreased evaporative cooling (25% of decrease) and semi-dry scrubber (45% of decrease) component shipments, together with reduced levels of WESP spare parts shipments (25% of decrease). We have experienced a decreased volume of spare parts as our customers have curtailed production.

The cost of sales for Aftermarket products decreased 25% for the three month period ended December 31, 2009 over the same period in fiscal 2009, which reflects the lower revenue volume together with a lower gross profit return of 45% in fiscal 2010 compared to 47% in fiscal 2009. The gross profit attributable to Aftermarket increased from 14% on total revenue for the three month period ended December 31, 2008 to 15% in the same period in fiscal 2010. This percentage change was the result of the decrease in OEM volume and gross profit in the current quarter.

The gross profit contribution from OEM systems in fiscal 2010 decreased 59% over fiscal 2009, and Aftermarket gross profit contributions in fiscal 2010 decreased 30% over fiscal 2009. This was due to the change in mix of revenues between the reporting segments and the decreased OEM revenues as a percentage of total revenue.

Selling, general and administrative expenses increased $147,420 (13%) for the three-month period ended December 31, 2009 over the prior fiscal year. This increase is due to increased patent fees (20% of increase), increased stock-based compensation expense (16% of increase) and increased sales personnel salaries and benefits (65% of increase). As a percentage of total revenue, selling, general and administrative expenses were 38% for the three month period ended December 31, 2009 compared to 21% in the comparable period in fiscal 2009. Research and development costs increased $25,418 (159%) for the three month period ended December 31, 2009 compared the same period one year ago. The increase is the result of the increased activity levels on projects commenced in the prior fiscal year. Depreciation of $49,911 was recorded in the current quarter compared to $31,218 for the same period one year earlier.

The decrease of $3,384 in interest earned is due to the lower cash balances and reduced interest rates experienced in fiscal 2010 versus those of fiscal 2009.

Income before taxes decreased by $945,570 for the three-month period ended December 31, 2009 over the comparable period in the same period in the prior year. This decrease reflects lower gross profit achieved in the second quarter of fiscal 2010 together with increased expenses compared to those recorded in the second quarter of fiscal 2009.

Recovery of income taxes for the second quarter of fiscal 2010 was $222,408 compared to a provision for income taxes of $122,652 for the comparable period in fiscal 2009 as the result of the decreased revenue and gross profit, increased expenses and the recognition of a Canadian ITC relative to our 2008 corporate tax filing [see note 4 to the Consolidated Condensed Financial Statements].

The foreign currency translation adjustment reflects the exchange values for Canadian dollar and Euro accounts on the balance sheet converted to US dollars. The statement of comprehensive income reflects an increase in the carrying value of these accounts of $41,906 during the second quarter of fiscal 2010 while the shareholders’ equity carries the cumulative value of currency exchange for balance sheet accounts.

Six Months ended December 31, 2009 Compared with Six Months ended December 31, 2008

6 MONTH COMPARATIVE INCOME STATEMENTS AT DECEMBER 31, 2009 AND 2008

	Fiscal 2010	% to		Fiscal 2009	% to	Increase	(Decrease)
		Total			Total
	$	Revenue		$	Revenue	$	%
Contract revenue & sales
OEM Systems	9,292,651	84%		8,111,675	77%	1,180,976	15%
Aftermarket parts & retrofits	1,724,779	16%		2,408,535	23%	(683,756)	(28%	)
	11,017,430	100%		10,520,210	100%	497,220	5%
Contract costs & cost of sales
OEM Systems	7,908,887	72%		6,332,546	60%	1,576,341	25%
Aftermarket parts & retrofits	1,049,255	9%		1,303,918	13%	(254,663)	(20%	)
	8,958,142	81%		7,636,464	73%	1,321,678	17%
Gross profit
OEM Systems	1,383,764	12%		1,779,129	17%	(395,365)	(22%	)
Aftermarket parts & retrofits	675,524	7%		1,104,617	10%	(429,093)	(39%	)
	2,059,288	19%		2,883,746	27%	(824,458)	(29%	)
Gross profit %
OEM Systems	15%			22%		(7% )
Aftermarket parts & retrofits	39%			46%		(7% )
Expenses
Selling, general & administrative	2,346,822	21%		2,288,061	22%	58,761	3%
Research & development costs	114,219	1%		43,017	0%	71,202	165%
Depreciation	96,452	1%		73,067	1%	23,385	32%
	2,557,493	23%		2,404,145	23%	153,348	6%
(Loss) income from operations	(498,205)	(5%	)	479,601	4%	(977,806)	(204%	)
Other (income) expense
Interest, net	(1,958)	0%		(9,882)	0%	7,924	(80%	)

	Fiscal 2010	% to		Fiscal 2009	% to		Increase	(Decrease)
		Total			Total
	$	Revenue		$	Revenue		$	%

(Loss) income before taxes(EBT)	(496,247)	(5%	)	489,483	4%		(985,730)	(202%	)
Provision for income taxes	(215,516)	(2%	)	157,367	1%		(372,883)	(237%	)
Net (loss) income	(280,731)	(3%	)	332,116	3%		(612,847)	(185%	)
Foreign currency translation adjustment	271,056	3%		(236,309)	(2%	)	507,365	215%
Comprehensive (loss) income	(9,675)	(0%	)	95,807	1%		(105,482)	(110%	)

“NM” – not measurable

OEM systems revenue increased 15% for the six month period ended December 31, 2009 over the same period in fiscal 2009, due primarily to the sale of a CGT system to the wood products industry (214% of increase), DeNox systems (10% of increase) and a semi-dry scrubbing system to the cement industry (111% of increase) partially offset by the sale of Wet Electrostatic Precipitators (WESPs) retrofits to the wood products industry (62% of increase) and evaporative gas cooling systems to the cement industry (172% of increase) for the six month period ended December 31, 2008 not being repeated over the same period in fiscal 2010.

The cost of sales for OEM systems increased 25% for the six month period ended December 31, 2009 over the same period in the prior year, which reflects the increased revenue volume together with higher contract costs when compared to the prior year. The higher contract costs are the result of contracts including significant outsourced turnkey construction components at low margins in two of our large contracts.

As a result, gross profit on OEM systems in the first half of fiscal 2010 was 15% and in the same period in fiscal 2009 was 22%. Relative to total revenue for our company, OEM Systems contributed gross profit of $1,383,764 (12%) in the first half of fiscal 2010 and $1,779,129 (17%) for the same period in fiscal 2009.

Aftermarket revenues decreased 28% for the six month period ended December 31, 2009 over the same period in the prior fiscal year due mostly to decreased wet scrubber components (58% of decrease) and evaporative gas cooling (22% of decrease) and WESP (14% of decrease) spare parts shipments, together with reduced levels of field service (10% of decrease). We have experienced a decreased volume of spare parts sales as our customers have curtailed production.

The cost of sales for Aftermarket products decreased 20% for the six month period ended December 31, 2009 over the same period in fiscal 2009, which reflects a lower gross profit return of 39% in fiscal 2010 compared to 46% in fiscal 2009. This change was due to lower gross profit percentages on spare parts, as the result of the curtailed customer production. The gross profit attributable to Aftermarket decreased from 10% on total revenue for the six month period ended December 31, 2008 to 6% in the same period in fiscal 2010. This percentage change was the result of the decreased OEM gross profit and the reduced Aftermarket revenue and gross profit in the current quarter.

The gross profit contribution from OEM systems in fiscal 2010 decreased 22% over fiscal 2009, and Aftermarket gross profit contributions in fiscal 2010 decreased 39% over fiscal 2009. This was due to the change in mix of revenues between the reporting segments and the decreased aftermarket revenues as a percentage of total revenue.

Selling, general and administrative expenses increased $58,761 (3%) for the six-month period ended December 31, 2009 over the prior fiscal year. This increase is due to increased sales personnel salaries and benefits (172% of increase), patent fees (60% of increase), legal fees (25% of increase) and stock-based compensation expense (40% of increase) less the reversal of a bad debt collected in the current year (200% of increase). As a percentage of total revenue, selling, general and administrative expenses were 21% for the six month period ended December 31, 2009 compared to 22% in the comparable period in fiscal 2009. Research and development costs increased $71,202 (166%) for the six month period ended December 31, 2009 compared the same period one year ago. The increase is the result of the increased activity levels on projects commenced in the prior fiscal year. Depreciation of $96,452 was recorded in the current half year compared to $73,067 for the same period one year earlier. The decrease of $7,924 in interest earned is due to the lower cash balances and reduced interest rates experienced in fiscal 2010 versus those of fiscal 2009.

Income before taxes decreased by $985,730 for the six-month period ended December 31, 2009 over the comparable period in the same period in the prior year. This decrease reflects lower gross profit achieved and increased expenses in the first half of fiscal 2010 compared to those recorded in the first half of fiscal 2009.

Recovery of income taxes for the first six months of fiscal 2010 was $215,516 compared to a provision for income taxes of $157,367 for the comparable period in fiscal 2009 as the result of the decreased aftermarket revenue and gross profit and the recognition of a Canadian ITC relative to our 2008 corporate tax filing [see note 4 to the Consolidated Condensed Financial Statements].

The foreign currency translation adjustment reflects the exchange values for Canadian dollar and Euro accounts on the balance sheet converted to US dollars. The statement of comprehensive income reflects an increase in the carrying value of these accounts of $271,056 during the first quarter of fiscal 2010 while the shareholders’ equity carries the cumulative value of currency exchange for balance sheet accounts.

Liquidity and Capital Resources

Cash Summary	December 31, 2009	December 31, 2008
	$	$
Cash (applied to) provided by:
Operations	(3,767,912)	(66,458)
Purchase of equipment	(43,532)	(50,488)
Disposition proceeds – fixed assets	--	778
Repayment of capital leases and long-tem debt	(38,873)	(4,637)
Effect of exchange rate changes on cash and cash equivalents	261,168	(204,356)
Net cash (applied) provided during the period	(3,589,149)	(325,161)
Cash and cash equivalents - beginning of period	5,621,166	3,190,181
Cash and cash equivalents - end of period	2,032,017	2,865,020

Working Capital Summary	December 31, 2009	December 31, 2008
Current assets	9,001,862	8,232,278
Current liabilities	4,228,183	4,924,209
Net working capital	4,773,679	3,308,069
Current ratio	2.13	1.67

Summary of Contracts in Progress	December 31, 2009	December 31, 2008
Contract value completed and to be invoiced	1,884,331	623,221
Contract advances invoiced	(1,364,651)	(3,077,328)
Net contracts in progress	519,680	(2,454,107)

Contract Backlog
Contract value to be recognized as revenue	2,300,000	13,800,000

During the six-month period ended December 31, 2009, cash was applied to operations for $3,772,052 as compared to the same fiscal period in 2009 when cash was applied to operations for $66,458. The application of cash to operations in fiscal 2010 is due to timing of contract completion and payment terms.

The working capital position increased to $4.8 million at December 31, 2009 from $3.3 million at December 31, 2008 as contract volumes increased. The current ratio increased to 2.13:1 as at December 31, 2009 from 1.67:1 at December 31, 2008. Our contract payment terms provide for funding the progression of work to the point of delivery. A final holdback amount is often dependent on commissioning, specified performance criteria or a fixed time of operations. At any point in time, the contracts in process with costs that exceed invoicing may be greater than the contracts that have been invoiced in advance of performance. At December 31, 2009, the net position of contracts in progress is an investment of $519,680 compared to December 31, 2008 with advance payments of $2,454,107.

We have a credit facility with a major Canadian bank for a total of CAD $4.5 million, including a demand loan for computer equipment of CAD $ 250,000. This facility will be reviewed for renewal early in calendar 2010. This facility includes a demand operating line of CAD $1.5 million secured by our receivables, a demand credit for standby letters of credit for CAD $2.0 million secured by a general security agreement and guarantees provided by Export Development Canada, on a fee-for-service basis, plus a demand credit for foreign exchange contracts for CAD $750,000. The demand credit for standby letters of credit was subsequently increased in June 2009 to US $4.25 million, bringing the total credit facility value at December 31, 2009 to US $6.55 million. At December 31, 2009 we had standby letters of credit for approximately $1.9 million ($2.4 million at June 30, 2009) in place with various customers in order to receive cash proceeds ahead of customer-specified milestones, as well as an outstanding loan balance of $190,121. There were no drawdowns against the operating or foreign exchange credit lines at December 31, 2009 (nil at June 30, 2009).

Our backlog as at December 31, 2009 was approximately $2,300,000, compared to the December 31, 2008 backlog of $13,800,000, with approximately 100% expected to convert to revenue by June 30, 2010. There are no assurances that backlog will be replicated, increased or converted at current value into revenues in the future.

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

At December 31, 2009, we had outstanding standby letters of credit totaling $1.9 million and an outstanding loan balance of $190,121, that could subject us to the risk of interest rate fluctuations.

ITEM 4: CONTROLS AND PROCEDURES

Our management has carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2009. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2009.

There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

Not applicable.

ITEM 1A: RISK FACTORS

There have been no material changes in the risk factors from those disclosed in Item 1A of our annual report on Form 10-K for the year ended June 30, 2009.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders was held December 10, 2009.

The voting results of the meeting were as follows:

1)	Election of Directors:

	Name	For	Against

	Edward F. Spink	11,992,433	498,435
	Egbert Q. van Everdingen	11,998,778	492,090
	Richard H. Hurd *	11,998,718	492,152
	Glen O. Wright *	11,998,471	492,397
	Ken Kivenko *	11,998,816	492,052
	Raymond L. Alarie	11,998,816	492,052
	F. Eugene Deszca	11,998,816	492,052

2)	Ratification of the Appointment of Deloitte & Touche LLP as Independent Auditors:

	For	Against	Abstention

	12,463,694	17,956	9,218

* - At the meeting of the board of directors following the Annual Meeting of Stockholders, Ken Kivenko was appointed Chairman of the Board of Directors, Richard Hurd was appointed Chairman of the Audit & Governance Committee and Glen Wright was appointed Chairman of the Human Resources and Compensation Committee.

ITEM 5: OTHER INFORMATION

On February 12, 2010, we issued a press release announcing our financial results for the quarter and six months ended December 31, 2009. A copy of the press release is being furnished as Exhibit 99.1 to this report and incorporated herein by reference.

ITEM 6: EXHIBITS

EXHIBIT NO.	DESCRIPTION

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 32.1	Section 1350 Certifications

Exhibit 99.1	Earnings Press Release dated February 12, 2010

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 12, 2010

TURBOSONIC TECHNOLOGIES, INC.

By: /s/ Carl A. Young
       Carl A. Young
       Chief Financial Officer