Form 10-Q
period 2010-03-31
TURBOSONIC TECHNOLOGIES INC
filed 2010-05-14
CIK 900393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________

FORM 10-Q
________________

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

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

☐ Yes ☐ No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

☐ Large accelerated	☐ Accelerated filer	☐ Non-accelerated	☑ Smaller reporting
filer		filer	company

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes      ☑ No

As of May 14, 2010, there were 15,138,054 shares of common stock outstanding.

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES

FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2010

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION	PAGE
Item 1. Financial Statements	3
Consolidated Condensed Statements of (Loss) Income and Comprehensive (Loss) Income (unaudited) for the Three Month and Nine Month Periods Ended March 31, 2010 and 2009	3
Consolidated Condensed Balance Sheets (unaudited) at March 31, 2010 and June 30, 2009	4
Consolidated Condensed Statements of Cash Flows (unaudited) for the Nine Month Periods Ended March 31, 2010 and 2009	5
Notes to Consolidated Condensed Financial Statements (unaudited)	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3. Quantitative and Qualitative Disclosures about Market Risk	14
Item 4. Controls and Procedures	15
PART II
OTHER INFORMATION
Item 1. Legal Proceedings	16
Item 1A. Risk Factors	16
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3. Defaults upon Senior Securities	16
Item 4. Reserved	16
Item 5. Other Information	16
Item 6. Exhibits	16

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

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	(unaudited)	Form 10-Q

PART I: FINANCIAL INFORMATION

ITEM 1

CONSOLIDATED CONDENSED STATEMENTS OF (LOSS) INCOME AND COMPREHENSIVE (LOSS) INCOME

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009
	$	$	$	$
CONTRACT REVENUE AND SALES
OEM systems revenue	1,365,205	6,100,848	10,667,381	14,224,033
Aftermarket revenue	717,304	929,382	2,432,558	3,326,404
	2,082,509	7,030,230	13,099,939	17,550,437
CONTRACT COSTS AND COST OF SALES
OEM systems contract costs and costs of sales	1,095,657	4,234,348	9,004,543	10,681,077
Aftermarket contract costs and costs of sales	434,641	565,169	1,483,897	1,914,277
	1,530,298	4,799,517	10,488,440	12,595,354
Gross profit	552,211	2,230,713	2,611,499	4,955,083
EXPENSES
Selling, general and administrative	1,361,798	1,231,472	3,708,620	3,360,161
Research and development	55,840	12,235	170,059	55,252
Depreciation and amortization	34,350	49,314	130,802	122,381
	1,451,988	1,293,021	4,009,481	3,537,794
(Loss) income from operations	(899,777)	937,692	(1,397,982)	1,417,289
Interest (expense) income	(2,141)	7,589	(183)	17,471
(Loss) income before provision for income taxes	(901,918)	945,281	(1,398,165)	1,434,760
(Recovery of) provision for income taxes [Note 4]	(397,177)	341,072	(612,695)	498,439
Net (loss) income	(504,741)	604,209	(785,470)	936,321
Other comprehensive income (loss):
Foreign currency translation adjustment	113,268	(59,844)	384,324	(296,153)
Comprehensive (loss) income	(391,473)	544,365	(401,146)	640,168
Weighted average number of shares	15,138,054	15,130,054	15,137,005	15,130,054
Diluted weighted average number of shares [Note 6]	15,138,054	15,160,658	15,137,005	15,152,422
Basic (loss) earnings per share [Note 6]	(0.03)	0.04	(0.05)	0.06
Diluted (loss) earnings per share [Note 6]	(0.03)	0.04	(0.05)	0.06
See accompanying notes

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	(unaudited)	Form 10-Q

CONSOLIDATED CONDENSED BALANCE SHEETS

		March 31, 2010	June 30, 2009
		$	$
ASSETS
Current assets:
Cash and cash equivalents		2,319,313	5,621,166
Accounts receivable, net of allowance for doubtful accounts of $111,278 and $218,025		1,630,590	5,038,451
Retentions receivable		936,997	516,141
Deferred contract costs and unbilled revenue [Note 3]		1,891,225	1,027,858
Inventories		140,292	119,307
Income taxes receivable		324,740	--
Other current assets		117,636	87,357
Total current assets		7,360,793	12,410,280
Property and equipment, less accumulated depreciation and amortization		307,298	350,208
Goodwill		398,897	398,897
Deferred income taxes		640,147	307,424
Other assets		13,928	13,526
		1,360,270	1,070,055
Total assets		8,721,063	13,480,335
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable		841,691	3,332,338
Accrued compensation		452,872	901,599
Accrued charges [Note 2]		765,777	578,686
Unearned revenue and contract advances [Note 3]		944,638	2,327,266
Income taxes payable		--	267,386
Long-term debt, current portion		84,515	80,754
Total current liabilities		3,089,493	7,488,029
Long-term debt		89,024	131,500
		3,178,517	7,619,529
Stockholders’ equity
Authorized share capital
30,000,000	common shares, par value $0.10 per share
1,500	preferred shares, no par value
Issued share capital [Note 5]
14,731,081	common shares [14,723,081 at June 30, 2009]	2,550,246	2,549,446
406,973	common shares reserved for the conversion of the subsidiary’s Class B exchangeable shares
Additional paid – in capital [Note 5]		3,669,748	3,587,660
		6,219,994	6,137,106
Accumulated other comprehensive income		862,060	477,736
Accumulated deficit		(1,539,508)	(754,036)
Total stockholders’ equity		5,542,546	5,860,806
Total liabilities and stockholders’ equity		8,721,063	13,480,335
See accompanying notes

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	(unaudited)	Form 10-Q

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine	For the Nine
	Months Ended	Months Ended
	March 31, 2010	March 31, 2009
	$	$
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	(785,470)	936,321
Add charges to operations not requiring a current cash payment:
Stock-based compensation	76,884	60,038
Depreciation and amortization	130,802	122,381
Deferred income tax	(330,730)	362,337
Changes in non-cash assets and liabilities related to operations:
Decrease (increase) in accounts receivable:	3,614,298	(2,027,820)
(Increase) in retentions receivable	(406,059)	(268,305)
(Increase) in inventories	(3,745)	(16,007)
(Increase) decrease in deferred contract costs and unbilled revenue	(777,434)	110,652
(Increase) in other current assets	(24,187)	(30,802)
(Decrease) increase in accounts payable, accrued charges and accrued compensation	(2,955,525)	1,570,281
(Decrease) increase in unearned revenue and contract advances	(1,464,409)	279,534
(Decrease) increase in income taxes payable	(620,989)	201,068
Cash (applied to) from operating activities	(3,546,564)	1,299,678
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(44,903)	(234,337)
Disposition proceeds – property and equipment	--	752
Cash (applied to) investing activities	(44,903)	(233,585)
CASH FLOWS FROM FINANCING ACTIVITY
Repayment of obligations under long-term debt and capital lease obligations	(58,786)	(4,481)
Cash (applied to) financing activity	(58,786)	(4,481)
Effect of exchange rate changes on cash and cash equivalents	348,400	(324,261)
Cash (applied) received during the period	(3,301,853)	737,351
Cash and cash equivalents – beginning of period	5,621,166	3,190,181
Cash and cash equivalents – end of period	2,319,313	3,927,532
Supplemental cash flow information:
Interest paid	(6,338)	(315)
Interest received	5,557	17,736
Income taxes paid	(330,293)	(13,521)
See accompanying notes

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	(unaudited)	Form 10-Q

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1: GENERAL

TurboSonic Technologies, Inc., directly and through subsidiaries (collectively “TurboSonic”), designs and markets integrated air pollution control, evaporative gas cooling/conditioning systems and liquid atomization technology to ameliorate or abate industrial environmental problems.

The unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the information and footnotes required in annual financial statements. The unaudited consolidated condensed financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the three-month and nine-month periods ended March 31, 2010 are not necessarily indicative of the results that may be expected for the full year ending June 30, 2010. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2009.

In accordance with Financial Accounting Standards Board (“FASB”) Codification topic, Subsequent Events, for the nine months ended March 31, 2010, we evaluated, for potential recognition and disclosure, events that occurred prior to the filing of our Quarterly Report on Form 10-Q for the nine months ended March 31, 2010. No additional disclosure is required as a result. FASB’s Statement No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”, is a replacement of FASB Statement No. 162 (the Codification). The Codification has become the single source of authoritative non-government U.S. generally accepted accounting principles (GAAP), superseding various existing authoritative accounting pronouncements. The Codification eliminates the GAAP hierarchy contained in Statement No. 162 and establishes one level of authoritative GAAP. All other U.S. GAAP literature is considered non-authoritative. There was no change to our consolidated financial statements due to the implementation of the Codification other than changes in reference to various authoritative accounting pronouncements in our Notes to consolidated financial statements.

Certain immaterial reclassifications have been made to prior year comparative balances to conform to the current year presentation. Specifically, we reclassified our field service-related costs from selling, general and administrative to contract costs and cost of sales.

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

The warranties generally extend for twelve months from the date of start-up or eighteen months after shipment to the customer. Commensurate warranties are provided by engineered product suppliers, such as those of pumps, fans and valves, whose products are incorporated into our systems. Warranty accruals are established on the basis of anticipated future expenditures based on historical warranty claims experience. As specific warranty obligations are identified, they are charged to the accrual account. The following summarizes the accrual of product warranties that is recorded as part of other accrued charges in the accompanying consolidated condensed balance sheets:

	For the Nine	For the Nine
	Months Ended	Months Ended
	March 31, 2010	March 31, 2009
	$	$
Opening balance	86,242	98,362
Payments made during the period	(12,060)	--
Warranty provision made during the period	12,060	--
Foreign exchange adjustments	12,498	(18,841)
Closing balance	98,740	79,521

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	(unaudited)	Form 10-Q

NOTE 3: COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

	March 31, 2010	June 30, 2009
	$	$
Costs incurred on uncompleted contracts	28,875,482	23,174,794
Estimated earnings	7,798,072	6,691,283
	36,673,554	29,866,077
Less: Billings to date	(35,726,967)	(31,165,485)
	946,587	(1,299,408)
Included in accompanying consolidated condensed balance sheets under the following captions:
Deferred contract costs and unbilled revenues	1,891,225	1,027,858
Unearned revenue and contract advances	(944,638)	(2,327,266)
	946,587	(1,299,408)

NOTE 4: INCOME TAXES

We believe our income tax provision at March 31, 2010 reflects a full accounting of our tax filings. We are not currently under Internal Revenue Service, state, local or foreign jurisdiction tax examinations. We recognize interest and penalties, as estimated or incurred, as selling, general and administrative expense. Our company is subject to ongoing review by tax authorities in the jurisdictions in which it operates. We regularly assess the status of any examinations and the potential for adverse outcomes to determine the adequacy of the provision for income taxes. Specifically, the Canada Revenue Agency (“CRA”) recently conducted their review on the Scientific Research and Experimental Investment Tax Credit (“ITC”) elements of our company’s fiscal 2008 Canadian corporate tax filings and accepted them as filed. As a result, we reversed the 25% valuation allowance previously recorded against our ITC claim when filed.

Details of the provision for income taxes are as follows:

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009
	$	$	$	$
Current: - U.S.	--	11,891	--	1,227
- Canada	(18,672)	192,232	(18,672)	192,232
- Italian	(148,246)	10,651	(130,081)	10,651
- ITC - Canada	(34,058)	--	(133,212)	--
Total current taxes	(200,976)	214,774	(281,965)	204,110
Deferred: - U.S	(191,974)	95,531	(334,774)	(29,344)
- Canada	(4,227)	30,767	4,044	323,673
Total deferred taxes	(196,201)	126,298	(330,730)	294,329
Income tax provision	(397,177)	341,072	(612,695)	498,439

NOTE 5: SHARE CAPITAL

No options to purchase shares of common stock were exercised in the second or third quarters of fiscal 2010, although options to purchase 8,000 shares of our common stock were exercised in the first quarter of fiscal 2010.

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

Stock-based compensation expenses of $76,884 for the nine months ended, and $2,921 for the three months ended March 31, 2010 are included as selling, general and administrative expenses in our financial statements.

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	(unaudited)	Form 10-Q

Options to purchase 20,000 shares of common stock were granted under the 2008 Stock Plan to each of the seven directors of our company (140,000 in total) who were elected to serve at the December 11, 2008 annual meeting. The options awarded to our directors have an exercise price of $0.30 per share [Black-Scholes fair value $0.223], which was the market value of our common stock at the close of business on December 11, 2008, vested immediately and are exercisable for eight years from the date of grant. Stock-based compensation expense of $60,038 for the nine months ended, and $9,624 for the three months ended March 31, 2009 are included as selling, general and administrative expenses in our financial statements.

A summary of the significant assumptions used in calculating the fair value of our fiscal 2010 and 2009 stock option grants is as follows:

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

The following table summarizes activity of stock options granted under our 2000, 2003 and 2008 Stock Plans for the nine months ended March 31, 2010 and 2009:

				Weighted
				Average
		Weighted	Weighted	Remaining	Aggregate
		Average	Average Grant	Contractual	Intrinsic
	Shares	Exercise Price	Date Fair Value	Life (In Years)	Value
Stock options outstanding at June 30, 2008	750,499	$0.9184	$0.5564	3.9	$3,125
Stock options cancelled or expired	(192,500)	$0.8566	$0.5005
Stock options granted	140,000	$0.3000	$0.2200
Stock options exercised	--	$0.0000	$0.0000
Stock options outstanding at March 31, 2009	697,999	$0.8114	$0.5043	4.0	$15,400
Stock options exerciseable at March 31, 2009	535,499	$0.7239	$0.4267	4.4	$15,400

Stock options outstanding at June 30, 2009	697,999	$0.8114	$0.5043	3.7	$301,345
Stock options cancelled or expired	(5,000)	$0.9250	$0.5200
Stock options granted	165,000	$0.7900	$0.5888
Stock options exercised	(8,000)	$0.7500	$0.4200
Stock options outstanding at March 31, 2010	849,999	$0.8072	$0.5207	3.9	$23,800
Stock options exerciseable at March 31, 2010	784,999	$0.8086	$0.5092	3.6	$23,800

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value or the aggregate difference between the closing price of our common stock on March 31, 2010 of $0.47 and the excess over the exercise price for in-the-money options that would have been received by optionees if all options had been exercised on March 31, 2010.

NOTE 6: EARNINGS PER SHARE

Basic earnings per share is calculated based on the weighted average shares of common stock outstanding during the period. Diluted earnings per share is calculated based on the weighted average shares of common stock outstanding, plus the dilutive effect of stock options and warrants outstanding, calculated using the treasury stock method.

For the three and nine months ended March 31, 2010, we incurred net losses of $504,741 and $785,470, respectively; therefore, our 15,138,054 and 15,137,005 outstanding shares were treated as anti-dilutive shares. The dilutive loss per common share calculated for the three and nine months ended March 31, 2010 excludes the effect of 76,607 and 114,475 shares of common stock issuable upon exercise of outstanding options. These amounts were excluded since their inclusion would be anti-dilutive.

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	(unaudited)	Form 10-Q

NOTE 7: SEGMENT INFORMATION

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009
	$	$	$	$
(Loss) income before provision for income taxes:
- OEM systems	(944,549)	976,969	(1,729,885)	1.147,051
- Aftermarket	42,631	(31,687)	331,720	287,709
Total	(901,918)	945,281	(1,398,165)	1,434,760

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

On November 10, 2009 a statement of claim was served against our company and one of our customers in the United States District Court, Western District of Pennsylvania by a competitor, in which it was claimed that a contract awarded to our company in June 2009 had infringed on one of their patents. The claim requests permanent enjoinment from further direct infringement, damages including prejudgment and post-judgement interest, an award of attorney’s fees and other costs and further relief as the Court may deem just and proper. It is our position that the claims are without merit and we have filed a statement of defense and counter-claim. Both parties are in the process of preparing discovery documents. A court-ordered mediation meeting is scheduled for late May.

NOTE 9: CREDIT FACILITY

We have a credit facility with a major Canadian bank for a total of CAD $6.55 million, including a demand loan for computer equipment of CAD $250,000. This facility was renewed early in calendar 2010 under the same terms and conditions. This facility includes a demand operating line of CAD $1.5 million secured by our receivables, a demand credit for standby letters of credit for USD $4.25 million secured by a general security agreement and guarantees provided by Export Development Canada on a fee-for-service basis, plus a demand credit for foreign exchange contracts for CAD $750,000. At March 31, 2010 we had standby letters of credit for approximately $1.9 million ($2.4 million at June 30, 2009) in place with various customers in order to receive cash proceeds ahead of customer-specified milestones, as well as an outstanding bank loan balance of $170,905 ($203,018 at June 30, 2009). There were no drawdowns against the operating or foreign exchange credit lines at March 31, 2010 (nil at June 30, 2009).

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

Items Measured at Fair Value on a Recurring Basis

The following table shows the fair value of our financial assets and financial liabilities that are required to be measured at fair value as of March 31, 2010.

	Balance at
(In dollars)	March 31, 2010	Level 1	Level 2	Level 3
Assets:
Cash and current cash equivalents	$2,319,313	$2,319,313	$—	$—
Non-current cash equivalents	$3,173	$3,173	$—	$—

The following section describes the valuation methodologies used to measure fair value, key inputs, and significant assumptions:

Cash equivalents – Cash equivalents are investments in money market accounts and utilize level 1 inputs to determine fair value. Non-current cash equivalents are included in Other Assets on the face of the balance sheet.

Long-Term Debt – Our long-term debt obligations bear interest at annual rate interest rates ranging from a fixed rate of 1.9% to Canadian bank prime plus 1.25% . Total long-term debt outstanding as at March 31, 2010 amounted to $173,539 (bank loan $170,905). The fair value of our long-term debt obligations are not materially different than their respective carrying values due to their relative short-term maturities and the borrowing rates available as of March 31, 2010 for debt obligations with similar terms and conditions.

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

Q3 Operating Results

We continue to experience the effects of the economic downturn. Third quarter revenue decreased by 70% from $7,030,230 in the three months ended March 31, 2009 to $2,082,509 for the three months ending March 31, 2010. Over that same period, gross profit for the third quarter decreased $1,678,502 from $2,230,713 to $552,211, while net income decreased $1,108,950 from $604,209 to a loss of $504,741. Our backlog of orders at March 31, 2010 was approximately $1,600,000 compared to $8,100,000 at March 31, 2009.

In March 2010, we announced temporary salary reductions, ranging from 20% to 50%, and temporary staff reductions for a limited number of employees as part of our cost containment program in the face of market uncertainties heightened by the deferred capital expenditures by several of our customers. We have recently observed what we believe to be initial signs of economic recovery and we anticipate a growth in new orders if these signs prove to be accurate and such recovery is sustainable. We are in constant contact with our customers in our efforts to increase our order backlog.

Our New Technology

We hold the exclusive worldwide marketing rights to Catalytic Gas Treatment (“CGT”), a technology that reduces hazardous air pollutants such as formaldehyde and will result in a reduction in greenhouse gas emissions compared to traditional natural gas-fired thermal oxidation. This technology offers a return on investment based on the displacement of traditional non-renewable fuel based technologies, and does not depend on new regulations to drive demand. The first US installation is currently in startup and preliminary results are exceeding performance expectations.

Environmental Regulation

Government initiatives taken to enforce new regulations to mitigate effects of air pollution are the primary driver for the air pollution control technology market. Sources of air pollution in our markets include a broad range of facilities in Cement, Chemical and Mineral Processing, Ethanol and Biofuels production, Metallurgical, Petrochemicals, Power Generation, Pulp and Paper, Waste Incineration, and Wood Products industries, among others. They emit regulated pollutants including sulfur dioxide, nitrogen oxides, particulate matter, including carbon and heavy metals, and volatile organic compounds (“VOCs”).

A significant part of our business relies on environmental regulations. In the USA, a new regulation targeting sulfur dioxide (SO2) emissions is scheduled to be in effect June 2, 2010 and regulations on boiler emissions are expected this calendar year. In both of these markets we have a significant installed base as reference for future opportunities.

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

We provide all process engineering and the detailed design and specifications for all applicable structural, electrical, mechanical and chemical components of such system. We subcontract the manufacturing of designs. When customer contracts include installation we subcontract the service. Our project managers and quality assurance personnel supervise, and manage all aspects of our contracts to ensure we meet the financial and performance objectives for our contracts while maintaining compliance with our ISO Quality Management System to ensure customer satisfaction.

We conduct business in Canadian, US and European currency to accommodate customers and mitigate our exchange risk through matching the sales currency with the supplier currency where practical. We participated in foreign exchange hedging activities during the fiscal year ended June 30, 2009. There were no outstanding forward contract commitments at March 31, 2010. We do not consider the company significantly exposed to exchange fluctuations.

Three Months ended March 31, 2010 Compared with Three Months ended March 31, 2009

3 MONTH COMPARATIVE INCOME STATEMENTS AT MARCH 31, 2010 AND 2009

	Fiscal 2010	% to		Fiscal 2009	% to		Increase (Decrease)
		Total			Total
	$	Revenue		$	Revenue		$	%
Contract revenue & sales
OEM Systems	1,365,205	66%		6,100,848	87%		(4,735,643)	(78%	)
Aftermarket parts & retrofits	717,304	34%		929,382	13%		(212,078)	(23%	)
	2,082,509	100%		7,030,230	100%		(4,947,721)	(70%	)
Contract costs & cost of sales
OEM Systems	1,095,657	53%		4,234,348	60%		(3,138,691)	(74%	)
Aftermarket parts & retrofits	434,641	20%		565,169	8%		(130,528)	(23%	)
	1,530,298	73%		4,799,517	68%		(3,269,219)	(67%	)
Gross profit
OEM Systems	269,548	13%		1,866,500	27%		(1,596,952)	(86%	)
Aftermarket parts & retrofits	282,663	14%		364,213	5%		(81,550)	(22%	)
	552,211	27%		2,230,713	32%		(1,678,502)	(75%	)
Gross profit %
OEM Systems	20%			31%			(11% )
Aftermarket parts & retrofits	39%			39%			(0% )
Expenses
Selling, general & administrative	1,361,798	65%		1,231,472	18%		130,326	11%
Research & development costs	55,840	3%		12,235	0%		43,605	356%
Depreciation	34,350	2%		49,314	1%		(14,964)	(30%	)
	1,451,988	70%		1,293,021	19%		158,967	12%
(Loss) income from operations	(899,777)	(43%	)	937,692	13%		(1,837,469)	(196%	)
Other (income) expense
Interest, net	(2,141)	0%		7,589	0%		(9,730)	(128%	)
(Loss) income before taxes(EBT)	(901,918)	(43%	)	945,281	13%		(1,847,199)	(195%	)
(Recovery of) provision for income taxes	(397,177)	(19%	)	341,072	4%		(738,249)	(216%	)
Net (loss) income	(504,741)	(24%	)	604,209	9%		(1,108,950)	(184%	)
Foreign currency translation adjustment	113,268	5%		(59,844)	(1%	)	173,112	(289%	)
Comprehensive (loss) income	(391,473)	(19%	)	544,365	8%		(935,838)	(172%	)

OEM systems revenue decreased 78% for the three month period ended March 31, 2010 over the comparable period in fiscal 2009, due primarily to reduced sales levels of Wet Electrostatic Precipitators (WESPs) systems and retrofits to the wood products industry (80% of decrease), and evaporative gas cooling systems to the cement industry (19% of decrease).

The cost of sales for OEM systems decreased 74% for the three month period ended March 31, 2010 over the same period in the prior year, which reflects the decreased revenue volume when compared to the prior year.

As a result, gross profit on OEM systems in the third quarter of fiscal 2010 was 20% and in the same period in fiscal 2009 was 31%. Relative to total revenue for our company, OEM Systems contributed gross profit of $269,548 (13% of total revenue) in the third quarter of fiscal 2010 and $1,866,500 (27% of total revenue) for the same period in fiscal 2009. The lower gross profit percentages are primarily the result of underabsorbed engineering costs due to the reduced volume of revenue.

Aftermarket revenues decreased 23% for the three month period ended March 31, 2010 over the same period in the prior fiscal year due mostly to decreased evaporative cooling spare parts (39% of decrease), wet scrubber (33% of decrease) and semi-dry scrubber (95% of decrease) component shipments, partially offset by increased wet scrubber spare parts shipments (45% of decrease) and increased service orders (22% of decrease). We believe the overall decreased volume of spare parts and components is due to customers having curtailed production.

The cost of sales for Aftermarket products decreased 23% for the three month period ended March 31, 2010 over the same period in fiscal 2009. Gross profit on aftermarket products remained at 39% for both comparative periods. Relative to total revenue, Aftermarket gross profit increased from 5% of total revenue for the three month period ended March 31, 2009 to 14% of total revenue in the same period in fiscal 2010. This percentage change was the result of the decrease in OEM volume and gross profit in the current quarter.

The gross profit contribution from OEM systems in fiscal 2010 decreased 86% over fiscal 2009, and Aftermarket gross profit contributions in fiscal 2010 decreased 22% over fiscal 2009. This was due to the change in mix of revenues between the reporting segments and the decreased OEM revenues as a percentage of total revenue.

Selling, general and administrative expenses increased $130,326 (11%) for the three month period ended March 31, 2010 over the same period in the prior year. This increase is due to the legal expenses incurred  in responding to a patent claim (145% of increase), foreign exchange impact on Canadian expenses, 2010 versus 2009 (50% of increase) and increased sales personnel salaries and benefits (35% of increase), partially offset by a 2009 bad debt expense not repeated in fiscal 2010 (75% of increase) and cost containment measures instituted March 1, 2010 (60% of increase). As a percentage of total revenue, selling, general and administrative expenses were 65% of total revenue for the three month period ended March 31, 2010 compared to 18% of total revenue in the comparable period in fiscal 2009. Research and development costs increased $43,605 (356%) for the three month period ended March 31, 2010 compared the same period one year ago, due to additional project activity. Depreciation of $34,350 was recorded in the current quarter compared to $49,314 for the same period one year earlier.

The decrease of $9,730 in interest earned is due to the lower cash balances and reduced interest rates experienced during the third quarter of fiscal 2010 relative to those during the same period of fiscal 2009.

Income before taxes decreased by $1,847,199 for the three-month period ended March 31, 2010 over the comparable period in the prior year. This decrease reflects lower sales volume and lower gross profit achieved in the third quarter of fiscal 2010 together with increased expenses compared to those recorded in the third quarter of fiscal 2009.

Recovery of income taxes for the third quarter of fiscal 2010 was $397,177 compared to a provision for income taxes of $341,072 for the comparable period in fiscal 2009 as the result of the loss from operations in 2010 and the income from operations in 2009 for comparable periods.

The foreign currency translation adjustment reflects the exchange values for Canadian dollar and Euro accounts on the balance sheet converted to US dollars. The statement of comprehensive income reflects an increase in the carrying value of these accounts of $113,268 during the third quarter of fiscal 2010 while the shareholders’ equity carries the cumulative value of currency exchange for balance sheet accounts.

Nine Months ended March 31, 2010 Compared with Nine Months ended March 31, 2009

9 MONTH COMPARATIVE INCOME STATEMENTS AT MARCH 31, 2010 AND 2009

	Fiscal 2010	% to		Fiscal 2009	% to		Increase (Decrease)
		Total			Total
	$	Revenue		$	Revenue		$	%
Contract revenue & sales
OEM Systems	10,667,381	81%		14,224,033	81%		(3,556,652)	(25%	)
Aftermarket parts & retrofits	2.432,558	19%		3,326,404	19%		(893,846)	(27%	)
	13,099,939	100%		17,550,437	100%		(4,450,498)	(25%	)
Contract costs & cost of sales
OEM Systems	9,004,543	69%		10,681,077	61%		(1,676,534)	(16%	)
Aftermarket parts & retrofits	1,483,897	11%		1,914,277	11%		(430,380)	(22%	)
	10,488,440	80%		12,595,354	72%		(2,106,914)	(17%	)
Gross profit
OEM Systems	1,662,838	12%		3,542,956	20%		(1,880,118)	(53%	)
Aftermarket parts & retrofits	948,661	8%		1,412,127	8%		(463,466)	(33%	)
	2,611,499	20%		4,955,083	28%		(2,343,584)	(47%	)
Gross profit %
OEM Systems	16%			25%			(9% )
Aftermarket parts & retrofits	39%			42%			(3% )
Expenses
Selling, general & administrative	3,708,620	28%		3,360,161	19%		348,459	10%
Research & development costs	170,059	2%		55,252	0%		114,807	208%
Depreciation	130,802	1%		122,381	1%		8,421	7%
	4,009,481	31%		3,537,794	20%		471,687	13%
(Loss) income from operations	(1,397,982)	(11%	)	1,417,289	8%		(2,815,271)	(199%	)
Other (income) expense
Interest, net	(183)	0%		17,471	0%		(17,654)	(101%	)
(Loss) income before taxes(EBT)	(1,398,165)	(11%	)	1,434,760	8%		(2,832,925)	(197%	)
(Recovery of) provision for income taxes	(612,695)	(5%	)	498,439	3%		(1,111,134)	(223%	)
Net (loss) income	(785,470)	(6%	)	936,321	5%		(1,721,791)	(184%	)
Foreign currency translation adjustment	384,324	3%		(296,153)	(1%	)	680,477	230%
Comprehensive (loss) income	(401,146)	(3%	)	640,168	4%		(1,041,314)	(163%	)

OEM systems revenue decreased 25% for the nine month period ended March 31, 2010 over the same period in fiscal 2009, due primarily to the 2009 sale of Wet Electrostatic Precipitators (WESPs) systems and retrofits to the wood products industry (182% of decrease) and the 2009 sale of evaporative gas cooling systems to the cement industry (154% of decrease), which sales were not repeated over the same period in fiscal 2010, partially offset by the sale of a CGT system to the wood products industry (138% of decrease), wet scrubbers to the petroleum industry (28% of decrease) and a semi-dry scrubbing system to the cement industry (71% of decrease) recorded during the nine month period ended March 31, 2010.

The cost of sales for OEM systems decreased 16% for the nine month period ended March 31, 2010 over the same period in the prior year, which reflects the decreased revenue volume.

As a result, gross profit on OEM systems in the first nine months of fiscal 2010 was 16% and in the same period in fiscal 2009 was 25%. Relative to total revenue for our company, OEM Systems contributed gross profit of $1,662,838 (12% of total revenue) in the first nine months of fiscal 2010 and $3,542,956 (20% of total revenue) for the same period in fiscal 2009. The lower gross profit percentages are primarily the result of two large contracts strategically taken at lower margins in the fiscal 2010 period to establish new markets.

Aftermarket revenues decreased 27% for the nine month period ended March 31, 2010 over the same period in the prior fiscal year due mostly to decreased semi-dry scrubbing (38% of decrease), evaporative gas cooling (14% of decrease) and wet scrubber components (15% of decrease) and spare parts shipments in general (30% of decrease). We have experienced a decreased volume of component and spare parts sales as our customers have curtailed production.

The cost of sales for Aftermarket products decreased 22% for the nine month period ended March 31, 2010 over the same period in fiscal 2009, due to lower sales volume and lower prices attained in fiscal 2010 compared in fiscal 2009. The gross profit attributable to Aftermarket products was 8% of total revenue for both of the nine month comparable periods.

The gross profit contribution from OEM systems in fiscal 2010 decreased 53% over fiscal 2009, and Aftermarket gross profit contributions in fiscal 2010 decreased 33% over fiscal 2009. This was due to lower sales volumes and lower gross margins in both segments for 2010 compared to 2009.

Selling, general and administrative expenses increased $348,459 (10%) for the nine-month period ended March 31, 2010 over the prior fiscal year. This increase is due to increased sales personnel salaries and benefits (39% of increase), patent fees (15% of increase), legal fees including those incurred to date in responding to a patent claim (61% of increase), foreign exchange impact on Canadian expenses, 2010 versus 2009 (28% of increase) and stock-based compensation expense (5% of increase) partially offset by a 2009 bad debt expense not repeated in fiscal 2010 (28% of increase) and cost containment measures instituted March 1, 2010 (22% of increase). As a percentage of total revenue, selling, general and administrative expenses were 28% of total revenue for the nine month period ended March 31, 2010 compared to 19% of total revenue in the comparable period in fiscal 2009. Research and development costs increased $114,807 (208%) for the nine month period ended March 31, 2010 compared to the same period one year ago due to additional project activity. Depreciation of $130,802 was recorded in the first nine months compared to $122,381 for the same period one year earlier.

The decrease of $17,654 in interest earned is due to the lower cash balances and reduced interest rates experienced in fiscal 2010 versus those of fiscal 2009.

Income before taxes decreased by $2,832,925 for the nine-month period ended March 31, 2010 over the comparable period in the prior year. This decrease reflects lower sales volume, lower gross profit, and higher expenses in the first nine months of fiscal 2010 compared to the first nine months of fiscal 2009.

Recovery of income taxes for the first nine months of fiscal 2010 was $612,695 compared to a provision for income taxes of $498,439 for the comparable period in fiscal 2009. The tax rates remained comparable for both periods and in 2010 we recognized additional tax credits of $133,212 for Canadian investment tax credits on a 2008 corporate tax filing [see note 4 to the Consolidated Condensed Financial Statements].

The foreign currency translation adjustment reflects the exchange values for Canadian dollar and Euro accounts on the balance sheet converted to US dollars. The statement of comprehensive income reflects an increase in the carrying value of these accounts of $384,324 during the first nine months of fiscal 2010 while the shareholders’ equity carries the cumulative value of currency exchange for balance sheet accounts.

Liquidity and Capital Resources
Cash Summary	March 31, 2010	March 31, 2009
Cash (applied to) provided by:	$	$
Operations	(3,546,564)	1,299,678
Purchase of equipment	(44,903)	(234,337)
Disposition proceeds – property and equipment	--	752
Repayment of capital leases and long-tem debt	(58,786)	(4,481)
Effect of exchange rate changes on cash and cash equivalents	348,400	(324,261)
Net cash (applied) provided during the period	(3,301,853)	737,351
Cash and cash equivalents - beginning of period	5,621,166	3,190,181
Cash and cash equivalents - end of period	2,319,313	3,927,532
Working Capital Summary	March 31, 2010	March 31, 2009
Current assets	7,360,793	9,359,579
Current liabilities	3,089,493	5,487,913
Net working capital	4,271,300	3,871,666
Current ratio	2.38	1.71
Summary of Contracts in Progress	March 31, 2010	March 31, 2009
Contract value completed and to be invoiced	1,891,225	817,226
Contract advances invoiced	(944,638)	(2,350,554)
Net contracts in progress	946,587	(1,533,328)
Contract Backlog
Contract value to be recognized as revenue	1,600,000	8,100,000

During the nine-month period ended March 31, 2010, cash of $3,301,853 was applied in our business while compared to the same period in fiscal 2009 when cash of $737,351 was generated in our business. The application of cash in our business in fiscal 2010 is due to the decline in operations, purchase of equipment, repayment of debt and changes in foreign exchange.

Our working capital position increased to $4.3 million at March 31, 2010 from $3.9 million at March 31, 2009 with the expectation that recovery of certain income taxes is now current. The current ratio increased to 2.38:1 as at March 31, 2010 from 1.71:1 at March 31, 2009.

Our contract payment terms provide for funding the progression of work to the point of delivery. A final holdback amount is often dependent on commissioning, specified performance criteria or a fixed time of operations. At any point in time, the contracts in process with costs that exceed invoicing may be greater than the contracts that have been invoiced in advance of performance. At March 31, 2010, the net position of contracts in progress is an investment of $946,587 compared to March 31, 2009 with advance payments of $1,533,328.

We have a credit facility with a major Canadian bank for a total of CAD $6.55 million, which was renewed early in calendar 2010 under the same terms and conditions. This facility includes a demand operating line of CAD $1.5 million secured by our receivables, a demand credit for standby letters of credit for USD $4.25 million secured by a general security agreement and guarantees provided by Export Development Canada, on a fee-for-service basis, a term loan of CAD $250,000 for computer equipment, and a demand credit for foreign exchange contracts for CAD $750,000. At March 31, 2010 we had standby letters of credit for approximately $1.9 million ($2.4 million at June 30, 2009) outstanding with various customers in order to receive cash proceeds ahead of customer-specified milestones. Our term bank loan outstanding was $170,905 and there were no drawdowns against the operating line of credit or outstanding foreign exchange contracts at March 31, 2010 (nil at June 30, 2009).

Our backlog as at March 31, 2010 was approximately $1,600,000, compared to the March 31, 2009 backlog of $8,100,000, with approximately 100% expected to convert to revenue by June 30, 2010. There are no assurances that backlog will be replicated, increased or converted at current value into revenues in the future.

In summary, we believe that we have sufficient capital resources to support anticipated operations through March 31, 2011.

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

At March 31, 2010, we had outstanding standby letters of credit totaling $1.9 million and an outstanding bank loan balance of $170,905, that could subject us to the risk of interest rate fluctuations.

ITEM 4: CONTROLS AND PROCEDURES

Our management has carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2010. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2010.

There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION ITEM 1: LEGAL PROCEEDINGS

Not applicable.

ITEM 1A: RISK FACTORS

There have been no material changes in the risk factors from those disclosed in Item 1A of our annual report on Form 10-K for the year ended June 30, 2009.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. RESERVED

ITEM 5: OTHER INFORMATION

On May 14, 2010, we issued a press release announcing our financial results for the three and nine months ended March 31, 2010. A copy of the press release is being furnished as Exhibit 99.1 to this report and incorporated herein by reference.

ITEM 6: EXHIBITS
Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certifications
Exhibit 32.1	Section 1350 Certifications
Exhibit 99.1	Earnings Press Release dated May 14, 2010

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 14, 2010

TURBOSONIC TECHNOLOGIES, INC.

By: /s/ Carl A. Young
Carl A. Young
Chief Financial Officer