Form 10-K
period 2010-06-30
TURBOSONIC TECHNOLOGIES INC
filed 2010-09-28
CIK 900393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2010

Commission file number 0-21832

TURBOSONIC TECHNOLOGIES, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	13-1949528
(State of Incorporation)	(I.R.S. Employer Identification No.)

550 Parkside Drive, Suite A-14,
Waterloo, Ontario, Canada, N2L 5V4
(Address of principal executive offices)

(519) 885-5513
(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Exchange Act:
None

Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock
(Title of Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ]    No [X]

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Exchange Act.  Yes [  ]   No [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.:

Large accelerated filer [  ]         Accelerated filer [  ]         Non-accelerated filer [  ]          Smaller reporting company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No [X]

Aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant as of December 31, 2009: $9,793,661

The number of outstanding shares of the Registrant's common stock as of September 24, 2010: 15,138,054

DOCUMENTS INCORPORATED BY REFERENCE
None

TURBOSONIC TECHNOLOGIES, INC.
2010 FORM 10-K
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

Introduction

Our proprietary technology is designed to address a wide variety of air pollution control problems for industries including pulp and paper, wood products, metallurgical (non-ferrous and iron and steel), cement and mineral processing, ethanol and biofuel production, industrial/medical and municipal solid waste (MSW) incineration, petrochemical, textiles and power generation. We are actively pursuing opportunities related to the production of alternative fuels as cellulosic ethanol, pelletizing, biodiesel and other biofuels processes are developed. We believe our products and systems, which are designed to meet the strictest emission regulations for gaseous and particulate emissions, afford economic and technical advantages over competitive air pollution equipment.

The following table reflects the approximate percentages of our revenue derived from our principal customer categories during the fiscal years indicated:

	Year Ended
Customer Revenue by Industry	June 30,
	2010	2009
Waste Incineration, including MSW	4%	5%
Cement and Mineral Processing	24%	23%
Metallurgical Processing	7%	3%
Pulp and Paper	2%	2%
Wood Products	31%	12%
Ethanol and Biofuel Production	3%	21%
Power Generation	8%	7%
Petrochemical	16%	21%
Other	5%	6%
	100%	100%

U.S. and Canadian customers collectively accounted for approximately 70% and 74% of our sales during the fiscal years ended June 30, 2010 and 2009, respectively. Revenue derived from export sales is transacted in U.S. Dollars and Euro.

	Year Ended
Customer Revenue by Geographic Area	June 30,
	2010	2009
United States	66%	70%
Canada	4%	4%
South and Central America	7%	1%
Spain	4%	17%
Other Europe	16%	7%
Asia	2%	--%
Other	1%	1%
	100%	100%

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

	Year Ended
Customer Revenue by Primary Products and Systems	June 30,
	2010	2009
Catalytic Gas Treatment Systems	27%	--%
SoniCool™ Evaporative Gas Cooling and Conditioning Systems *	12%	26%
SonicKleen™ Wet Electrostatic Precipitation Systems (WESP)*	18%	56%
TurboSorb Semi-dry Scrubber Systems*	22%	5%
Wet Scrubbers and Gas Absorbers *	15%	9%
Atomizing Nozzles, Service and Spare Parts	6%	4%
	100%	100%

(*) Includes Air Pollution Control system upgrades and spare parts.

Our principal products and systems are described below:

Catalytic Gas Treatment (CGT)™ Systems

Catalytic Gas Treatment (CGT)™ technology controls emissions of regulated Volatile Organic Compounds (VOCs) such as formaldehyde and methanol from process gas streams. CGT™ has been demonstrated to reduce regulated emissions of aldehydes and alcohols by over 95%. Treating a wide range of alcohols and aldehydes, CGT™ utilizes an environmentally friendly catalytic process to destroy VOCs without the production of harmful, combustion-related green house gases and nitrogen oxides (NOx). Traditional thermal destruction technologies for VOC control consume expensive natural gas and generate CO2. CGT technology avoids CO2 creation, which is a much more desirable, cost-effective solution than thermal oxidation and avoids the need for carbon capture and sequestration. TurboSonic holds the exclusive worldwide marketing rights for the patented CGT technology. TurboSonic’s proprietary clean air technology will be integrated with the CGT technology for use by building products and other industries requiring VOC control.

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

TurboSorb Semi-Dry Scrubber

The TurboSorb Semi-Dry Scrubber treats industrial process gas streams, removing acid gases such as SO2 (sulfur dioxide) and HCI (hydrochloric acid). By spraying an alkali reagent, the TurboSorb system can achieve higher removal efficiencies of SO2 and HCl than traditional “dry” scrubbers. Unlike “wet” systems, all water is evaporated resulting in no liquid waste stream being generated.

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

	Year Ended
Significant Customer Revenue	June 30,
	2010	2009
Top 3 customers for the year	53%	51%

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

	Year Ended
	June 30,
	2010	2009
Backlog, balance at	$3,000,000	$10,200,000

Product Research & Development

We have an ongoing program for the research, development and commercialization of new industrial processing and air pollution control products, systems and technologies, and the enhancement of existing products and systems. We believe that these investments will contribute significantly to our future growth.

	Year Ended
	June 30,
	2010	2009
Expenditures for research and development, net of customer and government support, if applicable	$332,193	$122,268

Proprietary Protection

We rely on a combination of patents, trade- and service-marks, trade secrets and know-how to protect our proprietary technology and rights. We own 18 unique patents and patents pending in domestic and multiple international jurisdictions relating to a variety of air pollution control applications. Two of these patents will expire in fiscal 2011; however, we do not expect that their expiration will have a negative impact on our future revenue.

We have registered trademarks in the United States and certain foreign countries for identifying names which we use with our products and systems including SoniCore®, Dry Fog® and TurboSOx®.

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

The U.S. Environmental Protection Agency (“EPA”) is currently seeking to tighten certain emission standards, thereby forcing a number of industries to adopt technologies, such as WESPs, in order to meet emissions targets that more traditional technologies, such as scrubbers, will not be able to meet effectively. Court challenges to the implementation of certain of the National Emission Standards for Hazardous Air Pollutants (“NESHAP”) in the U.S. market have delayed order placement by companies intending to be compliant. The standards set by the EPA under NESHAP for particular source categories (such as (i) plywood and composite wood and (ii) boilers and process heaters) are known as Maximum Achievable Control Technology (“MACT”) standards. New SO2 emission rules went into effect on August 23, 2010. New Boiler MACT rules in the US market for industrial steam and power generation are expected to be promulgated by the end of 2010 and proposed emission rules for cement production facilities are anticipated to go into effect on November 8, 2010.

The European Union (“EU”) is enforcing emission regulations based on the latest standards developed according to individual industries, requiring industrial emitters to operate according to best known practices, which may include installing and operating emission control equipment. Similarly, other countries are implementing, tightening and enforcing industrial emission regulations requiring industrial entities to install and operate emission control equipment.

Competition

We face substantial competition in each of our principal markets and throughout our product line from numerous competitors. Price is the predominant competitive factor but we promote our engineering and technological expertise, quality of our products, systems and service, our reputation for performance, and our ability to negotiate responsible contracts. We believe customers award us contracts on varying combinations of these factors.

Employees

Our employees are generally long serving, technically qualified and performance driven. As of June 30, 2010, we employed 45 full time persons, including 15 engineers, 14 salespersons, and 17 technical support persons. None of our employees are represented by a labor union. We believe that our relationship with our employees is satisfactory.

Financial Information about Foreign and Domestic Operations and Export Sales

A table of Customer Revenues by Geographic Area is set forth above under “Our Business – Introduction”.

We have a sales and project management office in Milan Italy to manage our business in Europe and other international locations.

Foreign transactions are conducted in Canadian dollars, US dollars or Euro to accommodate customers and all reporting is prepared in US dollars. As a result, fluctuations in currency exchange rates may affect operating results. To mitigate currency exposure we attempt to contract outsourcing, where practical, in the same currency as the sales contract. There were no outstanding forward contract commitments at June 30, 2010.

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

Our operating results for fiscal 2010 were significantly and negatively impacted by the economic downturn. Our operating revenues for our fiscal year ended June 30, 2010 were approximately $13,886,000, representing a decrease of 45.3% when compared to our operating revenues of approximately $25,405,000 for our prior fiscal year, as our clients curtailed capital expenditures and deferred order placements as they sought to cope with the effects of the economic downturn upon their businesses. We incurred a fiscal 2010 operating loss of approximately $1,884,000 and a net loss of approximately $975,000, as contrasted with an operating profit of $2,165,000 and a net profit of approximately $1,556,000, in fiscal 2009. Our backlog at June 30, 2010 was approximately $3,000,000 as compared to a backlog of approximately $10,200,000 at the end of fiscal 2009. Exacerbating our fiscal 2010 operating results were U.S. legislative delays in the enactment of new and stringent definitions of certain environmental standards for hazardous pollutants which caused many of our historical and prospective clients across market sectors to delay their orders in anticipation of extended mandatory compliance dates. We are unable to give you any assurance as to the timing, strength and duration of any economic recovery nor can we give you any assurance as to when we may return to profitability.

We are dependent on environmental regulation to drive our orders. The market for our air pollution control products and systems is directly dependent upon the existence and enforcement of laws and regulations, which limit the release of pollutants into the atmosphere and impose substantial penalties for non-compliance. Stringent enforcement of these laws and regulations may increase the attractiveness of, and demand for our products and services, whereas lax enforcement and/or repeal in whole or in part may have the opposite effect.

Our revenue is concentrated among a few customers who vary from year to year. Sales to our top three customers accounted for 53% of our net revenues in the fiscal year ended June 30, 2010 and 51% in 2009. One was a repeat customer accounting for 15% in 2010 (12% in 2009). The bulk of our revenue is large dollar capital contracts where the customer base may change widely on a year-to-year basis. Our inability to replace these customers on an annual basis could materially and adversely affect future revenue and profitability.

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

Our foreign sales are subject to certain inherent risks. Approximately 30% and 26%, respectively, of our revenues during our fiscal years ended June 30, 2010 and 2009 were derived from sales made outside of North America. Foreign sales are subject to certain inherent risks, including unexpected changes in political, regulatory and other legal requirements, tariffs and other trade barriers, regional economic conditions and business practices, greater difficulty in collection of accounts receivable, foreign exchange fluctuations and potentially adverse tax consequences. There can be no assurance that these factors will not have an adverse impact on our future foreign sales and, consequently, on our operating results.

Permitting delays may cause extended delay or cancellation of one or more of our large projects. Some of our projects require permits to be issued by one or more governmental agencies prior to the commencement of both construction and operation. Issuance of such permits could be delayed by political and other considerations. Permitting delays could cause extended delay or cancellation of one or more of our large project opportunities, which would adversely impact our future revenues.

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

Our fixed price contracts expose us to losses in the event of cost overruns. Our receipt of a fixed price contract as a consequence of being the lowest competitive bidder carries the inherent risk that our actual performance costs may exceed the estimates upon which our bid for such contract was based. To the extent that contract performance costs exceed projected costs, our profitability could be materially adversely affected. Escalation clauses regarding labor or material changes, including commodity price changes, are not normally accepted by our clients. Rather we may elect to place orders as soon after receipt of a firm customer order as possible to manage our labor/material price escalation exposure.

Adverse economic conditions may cause customers to delay or terminate our fixed price contracts. Due to a number of factors including adverse market conditions, fixed price contracts may be delayed or terminated by customers. Although we are typically protected by contractual terms that will address the cost implications of these events, any such delays may have a material impact on our contract revenue and therefore our profitability in a given fiscal period.

The market price of our common stock could be subject to wide fluctuations in response to numerous factors, some of which are beyond our control. These factors include, among other things, actual or anticipated variations in our costs of doing business, operating results and cash flow, the nature and content of our earnings releases and our competitors’ earnings releases, customers, competitors or markets, changes in business conditions in our markets and the general state of the securities markets and the market for similar stocks, changes in capital markets that affect the perceived availability of capital to companies in our industries, governmental legislation or regulation the environment, as well as general economic and market conditions, such as continued downturns in our economy and recessions.

ITEM 1B: UNRESOLVED STAFF COMMENTS

None.

ITEM 2: PROPERTIES

As of September 24, 2010, TurboSonic occupied the following facilities:

Location	Use	Sq. Ft.	Annual Rent	Lease Expires
Waterloo, Ontario, Canada	Executive, administration, sales, engineering, project management	12,400	$105,000	July 2013
Raleigh, North Carolina, USA	Project management	1,000	$11,400	November 2010
Milan, Italy	Sales & project management	975	$14,800	July 2016

ITEM 3: LEGAL PROCEEDINGS

On October 6, 2005 a statement of claim was filed against our company in the Ontario Superior Court of Justice (Canada) by Abuma Manufacturing Limited, one of our vendors, in which they claimed additional charges for work performed and refute our claim for back charges on a specific project. The claim is for CAD $95,647 in respect of unpaid accounts, CAD $50,000 for aggravated, punitive and/or exemplary damages, interest on the past due accounts and costs of the action. It is our position that the claims are without merit and we have filed a statement of defense and counter-claim. Each company has filed an affidavit of documents and discovery of both has been conducted. It is still our contention that the claims are without merit.

On November 10, 2009 a statement of claim was served against our company and one of our customers in the United States District Court, Western District of Pennsylvania by a competitor, in which it was claimed that a contract awarded to our company in June 2009 had infringed on one of their patents. This patent infringement case, related to our TurboSorb Spray-Dry Absorption (SDA) technology, has been settled. As a consequence of this settlement, TurboSonic is licensed to pursue SDA opportunities in the US and Canada and continues to freely pursue opportunities in all international markets. The settlement did not have a material effect on us.

ITEM 4: RESERVED

PART II

ITEM 5: MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is quoted on the OTC Bulletin Board under the symbol “TSTA”.

The following table sets forth the range of the bid quotations for our Common Stock for the periods shown, as furnished by The Nasdaq Stock Market.

	Common Stock (1)
	High	Low
Fiscal Year Ended June 30, 2010
First Quarter	$1.370	$0.910
Second Quarter	$1.320	$0.590
Third Quarter	$0.860	$0.430
Fourth Quarter	$0.600	$0.310

Fiscal Year Ended June 30, 2009:
First Quarter	$0.790	$0.450
Second Quarter	$0.790	$0.200
Third Quarter	$0.440	$0.300
Fourth Quarter	$1.360	$0.350

(1) The above quotations represent prices between dealers and do not include retail mark up, markdown or commissions. They do not necessarily represent actual transactions.

As of June 30, 2010, there were 310 holders of record and approximately 1,500 beneficial holders of the Common Stock. This number of beneficial holders represents the number of actual holders of our Common Stock, including an estimate of the beneficial owners of shares held in “nominee” or “street” name.

We do not anticipate paying any cash dividends in the foreseeable future, as it is the current policy of our Board of Directors to retain any earnings to finance our future operations and expand our business.

ITEM 6: SELECTED FINANCIAL DATA

The following table sets forth selected historical financial data for fiscal years ended June 30, 2006 through 2010 and balance sheet data as of June 30, 2006 through 2010. This selected financial data (except for working capital, percentages and ratios) is derived from our audited Consolidated Financial Statements, for the years 2006 to 2010.

	Fiscal 2010		Fiscal 2009	Fiscal 2008		Fiscal 2007	Fiscal 2006
	$		$	$		$	$
Revenue	$13,886,053		$25,405,475	$14,268,284		$22,893,353	$16,047,140
Net (Loss) Income	($975,153)		$1,555,905	($662,994)		$1,281,462	$815,850
% Return on sales	(7.0%	)	6.1%	(4.6%	)	5.6%	5.1%
Total assets	$7,436,267		$13,480,335	$8,597,847		$7,092,800	$8,507,025
Long-term debt	$143,519		$212,254	$20,908		$29,786	--
Working capital	$3,646,322		$4,922,251	$2,861,501		$3,455,180	$2,276,455
Current Ratio	2.72:1		1.66:1	1.72:1		2.51:1	1.42:1
Stockholders Equity	$5,245,396		$5,860,806	$4,350,080		$4,788,778	$3,066,740
% Return on stockholders equity	(18.6%	)	26.5%	(15.2%	)	26.8%	26.6%
Basic weighted average number of shares	15,137,528		15,130,054	15,130,054		14,933,087	13,505,474
Diluted weighted average number of shares	15,137,528		15,168,536	15,130,054		15,055,748	14,039,339
Diluted earnings (loss) on weighted average number of shares	($0.06)		$0.10	($0.04)		$0.09	$0.06

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

We perform all process engineering and the detailed design and specifications for all applicable structural, electrical, mechanical and chemical components of such system. We subcontract all fabrication and installation of systems when contracted. Our project managers and quality assurance personnel supervise, and manage all aspects of our contracts to ensure we meet the performance criteria, as agreed with our customers.

We conduct business in Canadian, US and European currency to accommodate customers and mitigate our exchange risk through matching the sales currency with the supplier currency where practical. We participated in foreign exchange spot trading activities only during the fiscal year ended June 30, 2010 and there were no outstanding forward contract commitments at June 30, 2010.

Critical Accounting Policies

Discussion of our financial condition and results of operations is an analysis of our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these Consolidated Financial Statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related contingent assets and liabilities. Estimates have been employed in the areas of revenue recognition, income taxes, and goodwill impairment testing. We base our estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

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

At June 30, 2010, the net position of contracts in process is an investment of $133,885 compared to June 30, 2009 with an advance payment of $1,299,408. These amounts include gross costs and accrued income, which is netted against billings and progress payments. If the conditions of work to be performed change, or the estimated costs are not accurately projected, the gross profit from construction-type contracts may vary significantly in future periods. For example, a one percent variance in our estimate of costs as of June 30, 2010 on all open fixed-price contracts would impact our pre-tax income from product sales and services by $25,000.

Goodwill

Goodwill, which resides entirely in our Aftermarket business segment, represents the excess of purchase price over fair value at the time of the combination of Turbotak Technologies Inc. and Sonic Environmental Systems, Inc. into TurboSonic Technologies, Inc. in 1997.

We assess the impairment of goodwill annually or whenever business circumstances indicate that the carrying value of the goodwill asset on our balance sheet may not be recoverable, in whole or part. Our impairment review considers:

  significant underperformance relative to expected historical or projected future operating results;

  significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

  significant negative industry or economic trends; and

  significant decline in our stock price for a sustained period, and our market capitalization relative to net book value.

An annual test was completed at April 1, 2010 for the Aftermarket business segment, as required by ASC Topic 350, “Intangibles – Goodwill and Other”. This test and an additional test at June 30, 2010 were based on a five-year discounted (12%) Cash Flow calculated using the pre-tax net income projection from our 2011 business plan. With the fair value exceeding book value by $763,131 in the June 2010 test, the conclusion reached was that there was no impairment of goodwill value for the year ended June 30, 2010.

Income Taxes and Tax Valuation Allowances

We record the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in our Consolidated Balance Sheet, as well as operating loss and tax credit carryforwards. Future realization of deferred tax assets ultimately depends on the existence of sufficient taxable income of the appropriate character (for example, ordinary income or capital gain) within the carryback or carryforward periods available under the tax law. We regularly review our deferred tax assets for recoverability based on historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies. We have not made any material changes in the methodologies used to determine our tax valuation allowances during the past three fiscal years.

Our Consolidated Balance Sheet as of June 30, 2010 includes a non-current deferred tax asset of $1,021,343. This compares with a non-current deferred tax asset of $307,424 as of June 30, 2009. For all jurisdictions for which we have net deferred tax assets, we expect that our existing levels of pre-tax earnings are sufficient to generate the amount of future taxable income needed to realize these tax assets. Although we make every reasonable effort to ensure the accuracy of our deferred tax assets, if we continue to operate at a loss in certain jurisdictions or are unable to generate sufficient future taxable income, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, or if the potential impact of tax planning strategies changes, we could be required to increase the valuation allowance against all or a significant portion of our deferred tax assets resulting in a substantial increase in our effective tax rate and a material adverse impact on our operating results.

Results of Operations

After completing a record year in fiscal 2009, we have been experiencing the effects of the economic downturn in fiscal 2010. We are disappointed by our performance over the past fiscal year, which is attributable in substantial part to capital expenditure deferrals by customers throughout our primary business sectors. In the first quarter of fiscal 2010 we anticipated that we would experience lower performance levels during the year. While we continue to face market uncertainties due to a slow economic recovery, we are encouraged by a recent increase in activities in domestic and international markets marked by significant orders since the beginning of the current fiscal year from key industries.

FY2010 Operating Results

Revenues representing all industries, products and markets declined from $25,405,475 in 2009 to $13,886,053 in 2010 as a result of our major customers deferring capital expenditures following the economic downturn that began in 2009. An increase in customer activity during our fourth quarter ended June 30, 2010 contributed to our order backlog reaching $3.0 million as of June 30, 2010, which compares to an order backlog of $10.2 million as of June 30, 2009. Subsequent to June 30 2010 and prior to the filing of this Form 10-K, we received approximately $2 million in new orders. We also received an award of a contract and purchase order from a customer for $3.6 million for a SonicKleen™ wet electrostatic precipitator (WESP). This project award is subject to receiving a written notice to proceed from the customer, which, based on discussions with our customer, we anticipate receiving by the end of December 2010. We continue to see increased activity in inquiries and interest in our range of products.

During the year we instituted temporary salary reductions, ranging from 20% to 50%, a staff reduction for a limited number of employees, froze capital spending and curtailed discretionary spending to minimize our losses. We endeavored to retain and build our performance capability, add to our intellectual properties and prepare for market opportunities resulting from recently passed and pending regulations in the United States. We are in constant contact with our customers in our efforts to increase our order backlog.

This past year has had a significant impact on our cash reserves. We will explore opportunities to assure sufficient resources to take advantage of the regulatory environment that is expected to lead to our market opportunities.

Markets

International expansion plays a key role in our long-term business plan. We continue to develop customers beyond our North American and European base and collaborate with other technology firms to offer unique solutions to pollution problems experienced around the globe. Some of these initiatives have focused on the non-regulatory market to offer our customers an economic payback to justify purchase decisions. We try to diversify in geography, industries, products and solutions to accommodate changes in politics, economics and technology.

Environmental Regulation

We believe that we are moving closer to a very significant opportunity with the US Environmental Protection Agency’s newest regulations. These regulations include the proposed Boiler MACT (Maximum Achievable Control Technology) for industrial boiler emissions expected to be law by December 2010, SO2 emission reduction regulations, which went into effect on August 23, 2010, for coal-fired power plants, pulp and paper mills, metallurgical smelters and cement kilns. In addition, the EPA is finalizing amendments designed to reduce hazardous air pollutants from the Portland cement manufacturing industry; the final rule is anticipated to go into effect on November 8, 2010. These policies will affect industries in which TurboSonic has years of experience, a large client base, and proven technologies for compliance.

According to The McIlvaine Company, a recognized independent market consulting firm with expertise in the air pollution control industry, the world market for air pollution control systems, products and services is forecast to grow from $65 billion in 2004 to $250 billion by 2015. Although we serve a very small part of this massive market the scale of opportunity is relevant to us.

Our New Technology

As announced previously, Catalytic Gas Treatment (CGT)™, a new patented technology to which TurboSonic has exclusive worldwide marketing rights, is a significant development in the control of Volatile Organic Compounds (VOCs). CGT destroys volatile organic compounds (VOCs) such as formaldehyde from industrial air emissions, eliminating dependence on natural gas combustion in thermal oxidizers, the traditional approach to VOC control. CGT avoids CO2 and NOx generated by the combustion of natural gas. The CGT technology offers an opportunity for a return on investment from the savings to the user of natural gas and we believe projects may qualify for carbon credits under proposed cap-and-trade legislation. Initial performance testing of the first US-based installation of CGT technology, at a wood products producer, has confirmed VOC removal performance in excess of 95%. There is considerable interest in the CGT technology by industry, the EPA, together with state and provincial agencies, and discussions are underway with numerous customers regarding sales of these systems.

According to The McIlvaine Company, the worldwide market for thermal oxidizers represents 40% of the total market for VOC abatement equipment, which was estimated in 2008 to be $4.25 billion annually. We believe that CGT technology will apply to a sizeable portion of this market.

Intellectual Property

We previously announced that a patent infringement case brought by a competitor, related to our TurboSorb Spray-Dry Absorption (SDA) technology has been settled. As a consequence of this settlement, TurboSonic is licensed to pursue SDA opportunities in the US and Canada and continues to freely pursue opportunities in all international markets. The settlement did not have a material effect on us. We are pleased to put this controversy behind us and continue to offer our proprietary SDA technology to customers in markets targeted by new US EPA regulations for SO2 emissions from industrial sources.

SDA technology uses hydrated lime slurry for high efficiency removal of acid gases including sulfur dioxide (SO2), hydrogen chloride (HCl), and mercury in industries worldwide including Cement, Industrial Power Generation and Waste-to-Energy. This technology is noteworthy in that all sprayed liquid is evaporated, resulting in no wastewater by product to be treated or discharged.

12 MONTH COMPARATIVE INCOME STATEMENTS AT JUNE 30, 2010 AND 2009

	Fiscal 2010	% to		Fiscal 2009	% to	Increase (Decrease)
		Total			Total
	$	Revenue		$	Revenue	$	%
Contract revenue & sales
OEM Systems	10,798,683	78%		21,148,204	83%	(10,349,521)	(49%	)
Aftermarket parts & retrofits	3,087,370	22%		4,257,271	17%	(1,169,901)	(27%	)
	13,886,053	100%		25,405,475	100%	(11,519,422)	(45%	)
Contract costs & cost of sales
OEM Systems	8,292,748	60%		15,681,617	62%	(7,388,869)	(47%	)
Aftermarket parts & retrofits	1,842,631	13%		2,527,524	10%	(684,893)	(27%	)
	10,135,379	73%		18,209,141	72%	(8,073,762)	(44%	)
Gross profit
OEM Systems	2,505,935	18%		5,466,587	21%	(2,960,652)	(55%	)
Aftermarket parts & retrofits	1,244,739	9%		1,729,747	7%	(485,008)	(28%	)
	3,750,674	27%		7,196,334	28%	(3,445,660)	(49%	)
Expenses
Selling, general & administrative	5,106,408	38%		4,746,450	19%	359,958	7%
Research & development costs	332,193	1%		122,168	0%	210,025	172%
Depreciation & amortization	196,457	2%		163,065	1%	33,392	(20%	)
	5,635,058	41%		5,031,683	20%	603,375	12%

(Loss) income from operations	(1,884,384)	(14%	)	2,164,651	8%	(4,049,035)	(190%	)

Other expense (income)
Interest, net	1,251	0%		(20,492)	0%	(21,743)	106%

(Loss) income before taxes	(1,885,635)	(14%	)	2,185,143	8%	(4,070,778)	(189%	)
(Recovery of) provision for income taxes	(910,482)	(7%	)	629,238	2%	(1,539,720)	(259%	)

Net (loss) income	(975,153)	(7%	)	1,555,905	6%	(2,531,058)	(160%	)

Foreign currency translation adjustment	274,374	2%		(114,841)	0%	389,215	339%

Comprehensive (loss) income	(700,779)	(5%	)	1,441,064	6%	(2,141,843)	(146%	)

Due to decreased orders resulting from the economic decline in fiscal 2010, our OEM systems revenue decreased 49% for the twelve month period ended June 30, 2010 over the same period in fiscal 2009, due primarily to reduced sales of Wet Electrostatic Precipitators (WESPs) systems and retrofits to the wood products industry (113% of decrease year-over-year) and the reduced sales of evaporative gas cooling systems to the cement industry (45% of decrease), partially offset by the sale of a CGT system to the wood products industry (an offset of 38%) and a semi-dry scrubbing system to the cement industry (an offset of 20%).

The cost of sales for OEM systems decreased 47% for the twelve month period ended June 30, 2010 over the same period in the prior year, which reflects the decreased revenue volume.

As a result, gross profit on OEM systems in fiscal 2010 was 23% and in the same period in fiscal 2009 was 26%. Relative to total revenue for our company, OEM Systems contributed gross profit of $2,505,935 (18% of total revenue) in fiscal 2010 and $5,466,587 (21% of total revenue) for fiscal 2009. The lower gross profit percentages are primarily the result of two large contracts strategically taken at lower margins in the fiscal 2010 period to establish new markets.

Due to decreased orders resulting from the economic decline in fiscal 2010, our Aftermarket revenues decreased 27% for the twelve month period ended June 30, 2010 over the same period in the prior fiscal year due mostly to decreased semi-dry scrubbing (27% of decrease year-over-year), evaporative gas cooling (32% of decrease) and wet scrubber components (5% of decrease) and spare parts shipments in general (26% of decrease). We have experienced a decreased volume of component and spare parts sales as our customers have curtailed production in fiscal 2010.

The cost of sales for Aftermarket products decreased 27% for the twelve month period ended June 30, 2010 over the same period in fiscal 2009, due to lower sales volume and lower prices attained in fiscal 2010 compared in fiscal 2009. The gross profit attributable to Aftermarket products was 9% of total revenue for 2010 and 7% of total revenue for 2009.

Gross profit on aftermarket revenues in fiscal 2010 was 40% and in the same period in fiscal 2009 was 41%. The gross profit contribution from OEM systems in fiscal 2010 decreased 55% over fiscal 2009, and Aftermarket gross profit contributions in fiscal 2010 decreased 28% over fiscal 2009. This was due to lower sales volumes and lower gross margins in both segments for 2010 compared to 2009.

Selling, general and administrative expenses increased $359,958 (7%) in fiscal 2010. This increase is represented by changes in the following: legal fees $412,000 (+119% of increased expenses year-over-year), patent fees $62,000 (+18%), outside services $72,000 (+21%), salaries and benefits $112,000 (+32%) together with the foreign exchange impact of Canadian- and Euro-denominated expenses relative to the prior fiscal year $208,000 (+60%), partially offset by a reduced bad debt expense $312,000 (-90%) and executive bonuses not repeated in fiscal 2010 $209,000 (-61%). The increased legal expense experienced in fiscal 2010 was the result of our defense against a patent infringement claim by one of our competitors – see note 10b to our Consolidated Financial Statements. The reduced bad debt expense is the result of decreased expense year-over-year combined with the recovery of doubtful accounts in fiscal 2010 – see note 4 to our Consolidated Financial Statements As a percentage of total revenue, selling, general and administrative expenses were 37% in fiscal 2010 and 19% in fiscal 2009.

The increase of $210,025 in research and development costs is primarily due to the increased effort to substantially complete certain WESP technology upgrades in the current year in anticipation of new regulatory announcements.

The decrease of $21,743 in interest earned is due to the lower interest rates and cash positions experienced in fiscal 2010 versus those of fiscal 2009.

Income before taxes decreased by $4,070,778 year over year to a net loss of $1,885,635 in fiscal 2010 compared to income before taxes of $2,185,143 in fiscal 2009. This full year result reflects the lower revenue combined with decreased OEM margin experienced in fiscal 2010.

Recovery of income tax for fiscal 2010 was $910,482 compared to an income tax provision of $629,238 in fiscal 2009. The fiscal 2010 recovery of tax includes increases in deferred tax assets in the US of $673,229 and in Canada of $34,892, together with recovery of Canadian tax of $18,320, provisions for US tax of $17,740 and Italian tax of $44,890. The fiscal 2009 tax provision relates to recognition of a decrease of the Canadian deferred tax asset of $289,317, an increase in the US deferred tax asset of $109,292, and current Canadian tax expense of $202,563, US tax expense of $18,594 and Italian tax of $9,472, as discussed in note 13 to the Consolidated Financial Statements. Our effective tax rate for fiscal 2010 was (48%) versus the 29% recorded in fiscal 2009. Our effective tax rate for fiscal 2010 was (48%) versus the 29% recorded in fiscal 2009.   The recovery in fiscal 2010 is primarily related to our Scientific Research and Experimental Development Investment Tax Credit (“ITC”) claims as part of our company’s fiscal 2009 and 2010 Canadian corporate tax filings.

The other comprehensive income shown as foreign currency translation adjustment reflects the exchange values for Canadian dollar and Euro accounts on the balance sheet converted to US dollars. The statement of comprehensive income reflects change in the carrying value of these accounts – an increase of $274,374 in fiscal 2010 and a decrease of $114,841 during fiscal 2009 - while the Stockholders’ equity carries the cumulative value of currency exchange for balance sheet accounts.

LIQUIDITY AND CAPITAL RESOURCES

	For the year ended June 30,
Cash Summary	2010	2009
Cash (used in) provided by:	$	$
Operations	(3,791,040)	2,901,125
Purchase of equipment	(46,041)	(248,373)
Proceeds from common shares issued	6,000	--
Repayment of obligations under long-term debt	(78,789)	(9,056)
Foreign currency translation of cash	325,233	(212,711)
Net cash provided during the period	(3,584,637)	2,430,985
Cash beginning of period	5,621,166	3,190,181
Cash end of period	2,036,529	5,621,166

Working Capital Summary	2010	2009
Current assets	5,771,957	12,410,280
Current liabilities	2,125,635	7,488,029
Net working capital	3,646,322	4,922,251
Current ratio	2.72	1.66

Summary of Contracts in Progress	2010	2009
Contract value completed and to be invoiced	486,512	1,027,858
Contract advances invoiced	(352,627)	(2,327,266)
Net contracts in progress	133,885	(1,299,408)

Contract Backlog	2010	2009
Contract value to be recognized as revenue	3,000,000	10,200,000

In fiscal 2010, operations applied $3,791,040 in cash compared to fiscal 2009 when operations provided $2,901,125 in cash. Cash applied in 2010 was the result of decreased accounts payable, accrued charges and unearned revenue and contract advances partially offset by decreased accounts receivable, combined with the net loss recorded for the year. The provision of cash in 2009 was the result of increased accounts payable and accrued charges, combined with the net income achieved for the year. The working capital position decreased in 2010 to $3,646,322 from $4,922,251 and the current ratio increased from 1.66:1 to 2.72:1.

Our contract payment terms provide for funding the progression of work to the point of delivery. A final holdback amount is often dependent on commissioning, specified performance criteria or a fixed time of operations. At any point in time, the contracts in process with costs that exceed invoicing may exceed the contracts that have been invoiced in advance of performance. At June 30, 2010, the net position of contracts in process is an investment of $133,885 compared to June 30, 2009 with advance payments of $1,299,408.

During 2010, we renewed a credit facility with a major Canadian bank for a total of USD $6.4 million, together with a demand loan for computer equipment. This facility includes a demand operating line of CAD $1.5 million secured by our receivables, a demand credit for standby letters of credit for USD $4.25 million secured by a general security agreement and guarantees were provided by Export Development Canada on a fee-for-service basis, plus a demand credit for foreign exchange contracts for USD $750,000. Based upon our June 30, 2010 accounts receivable balance, the available demand operating line was $1,278,000. At June 30, 2010 we had standby letters of credit outstanding for approximately $2,007,021 in place with various customers in order to receive cash proceeds ahead of customer-specified milestones, together with our demand loan balance of $143,519. Financial covenants include that the Total Liabilities to Tangible Net Worth Ratio does not exceed 2.0:1 at any time and that the Current Ratio is not less than 1.20:1 at any time. As at June 30, 2010 our Total Liabilities to Tangible Net Worth Ratio was 0.42:1 and our Current Ratio was 2.72:1 and, therefore, we were in compliance with these financial covenants. There were no drawdowns against the operating or foreign exchange credit lines at June 30, 2010. There were no off-balance sheet financing arrangements other than the lines of credit and letters of credit..

Our backlog as at June 30, 2010 was approximately $3,000,000, which we expect to record 100% as revenue in fiscal 2011, compared to the June 30, 2009 backlog of $10,200,000. There is no assurance that backlog will be replicated, increased or transferred into higher revenues for the future.

Based on our cash position at June 30, 2010,borrowings available pursuant to the operating line of credit, our recent increase in bookings and anticipated sales orders through fiscal 2011, we believe that we will have sufficient capital resources to support operations through June 30, 2011.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign transactions are conducted in Canadian dollars, US dollars or Euro to accommodate customers and all reporting is prepared in US dollars. A major portion of our selling, administrative and engineering expenses is denominated in Canadian dollars. As a result, fluctuations in currency exchange rates may affect operating results. We have entered into forward or future foreign exchange contracts, but there were no outstanding forward foreign exchange contracts at June 30, 2010. To further mitigate currency exposure we attempt to contract outsourcing, where practical, in the same currency as the sales contract or with fabricators where the all-in costs, including currency, are most favorable. At June 30, 2010, we were not using any bank borrowing facility, other than outstanding standby letters of credit totaling $2,007,022 and a demand loan with an outstanding balance of $143,519 at June 30, 2010, that could subject us to the risk of interest rate fluctuations.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to pages F-1 through F-18 comprising a portion of this Annual Report on Form 10-K.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A: CONTROLS AND PROCEDURES

Our management has carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2010. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2010.

There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management determined that, as of June 30, 2010, our internal control over financial reporting was effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

ITEM 9B: OTHER INFORMATION

On September 27, 2010, we issued a press release announcing our financial results for the year ended June 30, 2010. A copy of the press release is being furnished as Exhibit 99.1 to this report and incorporated herein by reference.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers, directors and key persons are as follows:

Name	Age	Positions and Offices

Ken Kivenko	68	Chairman of the Board
Edward F. Spink	56	Chief Executive Officer and Director
Egbert Q. van Everdingen	49	President, Secretary-Treasurer and Director
Carl A. Young	68	Chief Financial Officer
Richard H. Hurd	73	Director
Glen O. Wright	61	Director
Raymond L. Alarie	58	Director
F. Eugene Deszca	62	Director
Robert A. Allan	68	Vice President Engineering
David J. Hobson	62	Vice President Finance & Administration
Richard C. Gimpel	62	Vice President Marketing & Sales
Luca Finzi	56	General Manager – Italian Branch (key person)

Ken Kivenko, P.Eng., has been a director of our company since February 2007. Mr. Kivenko, a member of the Professional Engineers of Ontario, is the founder and President of Kenmar Consulting. Kenmar acts as a private consultant in the areas of strategic planning, Total Quality, financing and governance, and was established in January 2001. Prior thereto, he was President and CEO of NBS Technologies, a supplier of credit and ID cards and card personalization equipment, from June 1995 to December 2000. He currently serves on the board of TSX-listed RDM Corporation (HR/Compensation committee and Chair of Disclosure Committee). He is the Advisory Committee Chairman for the Small Investor Protection Association in Canada, a member of the board of the National Quality Institute and is a former member of the Ontario Securities Commission Continuous Disclosure Advisory Committee. We believe that Mr. Kivenko’s extensive engineering background, his many years as senior executive with a number of diversified companies, his role with the National Quality Institute, over ten years of public board experience and his background for good corporate disclosure and governance qualify him to serve as a director of our company.

Edward Spink, Chief Executive Officer and director, has completed 24 years as a Senior Executive with us and has participated in the development of our company and our technology. He served as Chairman of the Board of Directors from June 1999 to December 2007, at which time he nominated an outside director as chairman to improve our corporate governance practises. He has been instrumental in the expansion of product lines and the development of our intellectual property base and has authored, participated and directed numerous patents. Mr. Spink has served as a director with The Bank of Akron in New York state since 2005. We believe that Mr. Spink’s unique position in working alongside our founder for 18 years, his 24 years as a senior executive with TurboSonic and the role that he has played in the development of our technology qualify him to serve as a director of our company.

Egbert Q. van Everdingen has served as our President, Secretary-Treasurer and as a director, since June 2006. From August 2003 until June 2006, he was Executive Vice President, with responsibility for all sales, marketing, design and project engineering. Prior thereto and from August 1997, Mr. van Everdingen served as our Vice President Marketing & Sales, Air Pollution Control Systems. Prior thereto and from 1986, he served as project manager and in various product development, sales and marketing positions with Turbotak. We believe that Mr. van Everdingen’s knowledge and understanding of the industry and over 20 years experience regarding business operations and strategic planning qualify him to serve as a director of our company.

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

Richard H. Hurd served as President from August 1993 to August 1997 and Treasurer from April 1994 to August 1997 of Sonic Environmental Systems, Inc., the predecessor to our company. He has been a director since February 1993 and currently serves as our audit committee chairperson. Mr. Hurd has been President and sole owner of RHB Capital Company Inc., a financial consulting company since 1987. He is presently Chief of Staff to the Director of the New Jersey Division of Medical Assistance and Health Services and was a Special Assistant to the Treasurer of the State of New Jersey. We believe that Mr. Hurd’s extensive finance and accounting background, his close involvement with Sonic Environmental Systems, Inc. and TurboSonic over the past seventeen years, and his experience in investing and managing small and medium-sized businesses qualify him to serve as a director of our company.

Glen O. Wright has been a director of our company since December 2005. Mr. Wright founded Wright, Mogg and Associates Ltd., a pension and benefits consulting firm and served as its Chief Executive Officer from 1980 to 1986, and its Chairperson and Chief Executive Officer until 1996. It was sold in 2000 to Cowan Insurance Group and he continued as Chairman of the Cowan Insurance Group until October 2002. He served as the Chairman of the Workplace Safety and Insurance Board in Ontario from June 1996 to February 2004 and served as Chairman of Hydro One, the agency responsible for electric transmission in Ontario from June 2002 to May 2003. Since February 2004, he has been working on a number of consulting projects through GPark Consulting Ltd., of which he is President. He is currently a director of PrinterOn Corporation, Waterloo North Hydro and LeanCor Logistics LLC, and was formerly a director for the Institute for Work and Health, Gore Mutual Insurance and the Canadian Broadcasting Corporation, a member of the Wilfrid Laurier University Foundation, the Chair (2010) of the Joint Public Advisory Committee of the Commission for Environmental Cooperation and a member of the Council for Canadian Unity. We believe that Mr. Wright’s executive business experience, including founding a pension consulting firm, serving in senior executive roles for twenty years, and Chairman positions with major provincial organizations, qualify him to serve as a director of our company.

Raymond L. Alarie, P.Eng., ICD.D, has been a director of our company since December 2008. Mr. Alarie, a member of the Professional Engineers of Ontario, was the founder and CEO of Paragon Engineering Ltd., an infrastructure consulting engineering company from 1979 to 1997 until its acquisition by Stantec Inc. He served as Executive Vice President for Stantec Inc. from 2003 until he retired in 2006, with responsibility for several professional disciplines and regional operations in Canada and in the USA totaling some 2,500 staff. Stantec provides professional design and consulting services in planning, engineering, architecture, surveying, and project management. Prior thereto and concurrent with the most recent position, he was a member of Stantec’s Executive Leadership Team from 1997 to 2006 and contributed to Stantec’s growth from 1,500 to over 5,500 employees. Since his retirement from Stantec in January 2006, he has continued to provide occasional services to that firm as a senior consultant. In 2005, he received his corporate director designation through the Institute of Corporate Directors of Canada. We believe that Mr. Alarie’s founding role and senior executive positions in a large engineering consulting firm, his position as senior executive in a large public firm, and his experience and training as a director qualify him to serve as a director of our company.

Dr. F. Eugene Deszca, Ph.D., has been a director of our company since December 2008. Dr. Deszca has been a Professor since 1982 at Wilfrid Laurier University in the School of Business and Economics, where he is currently the Associate MBA Director. He has taught at Queen’s University, York University, the University of Western Ontario’s Graduate Program in Engineering Management, and at St. Francis Xavier University, and is a member of the board of directors of the Society of Management Accountants of Canada. As an educator and consultant, he has focused on the development of organizations and the people who work there, change management and the enactment of strategy. His consulting work is conducted through Gene Deszca and Associates, of which he is President. We believe that Mr. Deszca’s experience ranging from university faculty, research and consulting work with organizations and senior management groups on matters related to strategy, organizational change, implementation and conflict management qualify him to serve as a director of our company.

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

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who own beneficially more than 10% of our common stock to file reports of ownership and changes in ownership of such common stock with the SEC, and to file copies of such reports with us. Based solely upon a review of the copies of such reports filed with us, we believe that during the year ended June 30, 2010 such reporting persons complied with the filing requirements of said Section 16(a).

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

ITEM 11: EXECUTIVE COMPENSATION

Summary Compensation

Set forth below is the aggregate compensation for services rendered in all capacities to us during our fiscal year ended June 30, 2010 by our chief executive officer and by executive officers earning annual compensation exceeding $100,000 during our fiscal year ended June 30, 2010 (collectively the “Named Officers”).

SUMMARY COMPENSATION TABLE (1)

				Non-equity
Name and	Year	Salary	Option	Incentive	All Other
Principal Position	Ended		Awards (2)	Plan	Compensation		Total
	June 30			Compensation (3)

Edward F. Spink	2010	$191,576	$1,840	--	--		$193,416
Chief Executive Officer	2009	$193,121	$4,452	$96,561	$1,287	(4)	$295,421
	2008	$224,284	$13,699	--	$1,477	(4)	$239,460

Egbert Q. van Everdingen,	2010	$171,664	$1,840	--	--		$173,504
President, Secretary-Treasurer	2009	$171,664	$4,452	$85,832	$1,287	(4)	$263,235
	2008	$202,265	$13,699	--	$1,969	(4)	$217,933

Carl A. Young	2010	$140,958	$1,840	--	--		$142,798
Chief Financial Officer	2009	$96,973	--	$42,916	--		$139,889
	2008	$111,785	--	--	--		$111,785

Richard C. Gimpel,	2010	$104,584	--	--	$13,432	(5)	$118,016
VP – Marketing & Sales	2009	$123,600	--	$18,540	$12,963	(5)	$155,103
	2008	$112,924	$2,749	$4,035	$16,991	(5)	$136,699

Robert A. Allan	2010	$105,075	--	--	--		$105,075
VP - Engineering	2009	$98,692	--	$15,321	--		$114,013

1)	No bonus awards were made except for bonus awards under Non-Equity Incentive Plan Compensation. We have no pension or deferred compensation plans to which we contribute.

2)

This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2010 fiscal year for the fair value of option awards granted in fiscal 2008, 2009 and 2010, in accordance with ASC Topic 718, “Compensation – Stock Compensation” (“ASC Topic 718”). Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. The fair value of the option award was calculated using the closing price of our common stock on the date of grant. For additional information, refer to note 12 of our financial statements in the Form 10-K for the year ended June 30, 2010. Amounts in this column reflect our accounting expense for these awards and do not correspond to the actual value that will be recognized by the named executive officers.

3)

Amounts in this column represent discretionary bonuses approved by our Board of Directors in fiscal 2009 and 2008 for the named executive officers. There were no discretionary bonuses approved by our Board of Directors in fiscal 2010.

4)	This represents directors fees received during the corresponding fiscal year.

5)	This represents commission paid on orders received prior to fiscal 2007.

The recognized stock-based compensation expense listed as Option Awards for Mr. Spink in the above Summary Compensation table was derived from option awards of 20,000 options as a director made on December 11, 2007 at an exercise price of $0.84, an award of 20,000 options as a director made on December 11, 2008 at an exercise price of $0.30 and an award of 25,000 options as an employee made on December 11, 2009 at an exercise price of $0.79.

The recognized stock-based compensation expense listed as Option Awards for Mr. Van Everdingen in the above Summary Compensation table was derived from option awards of 20,000 options as a director made on December 11, 2007 at an exercise price of $0.84, an award of 20,000 options as a director made on December 11, 2008 at an exercise price of $0.30 and an award of 25,000 options as an employee made on December 11, 2009 at an exercise price of $0.79.

The recognized stock-based compensation expense listed as Option Awards for Mr. Young in the above Summary Compensation table was derived from an award of 15,000 options as an employee made on December 11, 2009 at an exercise price of $0.79.

The options reflected in the above Summary Compensation table as having been granted to Messrs. Spink and van Everdingen, in their respective capacities as members of our board were immediately exercisable upon their grant date. The options reflected therein as having been granted to Messrs. Spink, van Everdingen and Young, in their respective capacities as employees will not become exercisable prior to December 11, 2012 for Mr. Young and prior to December 11, 2014 for Messrs. Spink and van Everdingen.

None of our current executive officers are employed pursuant to an employment agreement.

OUTSTANDING EQUITY AWARDS AT JUNE 30, 2010
	Number of Shares	Number of Shares
	Underlying	Underlying	Exercise	Expiration
	Unexercised Options	Unexercised Options	Price	Date
	Exercisable	Unexercisable

Edward F. Spink	35,000	--	$0.75	10/31/2010
	35,000	--	$1.10	1/05/2012
	20,000	--	$0.84	12/11/2015
	20,000	--	$0.30	12/11/2016
	--	25,000 (1)	$0.79	12/11/2017

Egbert Q. van Everdingen	15,000	--	$0.75	10/31/2010
	35,000	--	$1.10	1/05/2012
	20,000	--	$0.84	12/11/2015
	20,000	--	$0.30	12/11/2016
	--	25,000 (1)	$0.79	12/11/2017

Carl A. Young	--	15,000 (2)	$0.79	12/11/2017

Richard C. Gimpel	5,000		$0.75	10/31/2010
	12,500	--	$1.10	1/05/2012

Robert A. Allan	12,500	--	$1.10	1/05/2012

1)	Options vest on December 11, 2014.

2)	Options vest on December 11, 2012.

COMPENSATION OF DIRECTORS
Fees Earned or
	Paid in Cash	Option Awards (1)	Total

Richard R. Hurd	$ 27,000	$ 10,831	$ 37,831
Ken Kivenko	$ 23,500	$ 10,831	$ 34,331
Glen O. Wright	$ 21,000	$ 10,831	$ 31,831
Raymond L. Alarie	$ 19,500	$ 10,831	$ 30,331
F. Eugene Deszca	$ 15,000	$ 10,831	$ 25,831

1)

This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2010 fiscal year for the fair value of option awards granted in fiscal 2010, in accordance with ASC Topic 718, “Compensation – Stock Compensation”. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. The fair value of the option award was calculated using the closing price of our common stock on the date of grant. For additional information, refer to note 12 of our financial statements in the Form 10-K for the year ended June 30, 2010. See the Grants of Plan-Based Awards Table below for information on stock awards made in 2010. Amounts in this column reflect our accounting expense for these awards and do not correspond to the actual value that will be recognized by the directors.

During the first half of fiscal 2009, all of our directors were each paid $500 (CAD for all board members, except Mr. Hurd who is in US Dollars) for each board meeting attended and our non-executive directors were paid $2,500 per quarter and $250 for each committee meeting attended. Commencing with the third quarter of fiscal 2009, our non-executive directors were paid $3,000 per quarter and $500 for each regularly scheduled board meeting or committee meeting attended in person and $250 for each meeting attended by phone. In addition to the above-noted fees, the board and the audit committee chairperson each receive $3,000 per quarter and the compensation committee chairperson receives $750 per quarter. All of our directors are periodically granted stock options, typically on a yearly basis. Non-executive directors receive reimbursement of out-of-pocket expenses incurred for each board meeting or committee meeting attended. During the fiscal year ended June 30, 2010, there was a grant of 20,000 options to each non-executive director, which vested immediately, had an exercise price of $0.79 and an expiry date of December 11, 2017.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of September 17, 2010 the shares of our common stock beneficially owned by each person who, to our knowledge, is the holder of 5% or more of our common stock, by each of our directors, by the Named Officers and by all of our executive officers and directors as a group.

Name and Address of Beneficial Owner or Identity or	Number of Shares		Approximate Percentage
Group*	Beneficially Owned (1)		of Class
Dr. Donald R. Spink, Sr.	1,273,070	(3)	8.0%
Edward F. Spink	1,220,379	(2) (5)	7.6%
Egbert Q. van Everdingen	401,121	(2) (6)	2.5%
Richard H. Hurd	156,373	(4)	**
Glen O. Wright	134,000	(4)	**
Ken Kivenko	95,000	(7)	**
Raymond L. Alarie	240,000	(10)	1.5%
F. Eugene Deszca	140,000	(10)	**
Carl A. Young	7,000		**
Richard C. Gimpel	48,125	(8)	**
Robert A. Allan	139,750	(11)	**
Heartland Advisors, Inc. (12)	1,000,987		6.3%
Bard Associates, Inc. (13)	1,513,900		9.5%
Sprott Asset Management Inc. (14)	1,017,600		6.4%
All Executive Officers and Directors as a group (11 persons)	2,639,709	(9)	16.5%

(*)	Unless otherwise indicated, address of each person is c/o TurboSonic Technologies, Inc. 550 Parkside Drive, Suite A-14, Waterloo, Ontario, N2L 5V4, Canada.
(**)	Less than 1%.
(1)	Unless otherwise indicated, all persons named below have sole voting and investment power over listed shares.
(2)

Includes shares of TurboSonic Canada Inc., a wholly owned subsidiary of our company, which by their terms are convertible at any time into a like number of shares of Common Stock of our company (“TurboSonic Canada Shares”).

(3)	Includes 764,609 TurboSonic Canada Shares owned by Canadian numbered corporation, over which shares Dr. Spink exercises voting control.
(4)	Includes 100,000 shares issuable upon exercise of vested options.
(5)	Includes 110,000 shares issuable upon exercise of vested options.
(6)	Includes 90,000 shares issuable upon exercise of vested options
(7)	Includes 80,000 shares issuable upon exercise of vested options.
(8)	Includes 17,500 shares issuable upon exercise of vested options.
(9)	Includes 615,000 shares issuable upon exercise of vested options.
(10)	Includes 40,000 shares issuable upon exercise of vested options.
(11)	Includes 12,500 shares issuable upon exercise of vested options.
(12)

Pursuant to a Schedule 13G filed on February 19, 2010, Heartland Advisors, Inc., an investment adviser, and William J. Nasgovitz have shared power to direct the disposition of, and the shared power to direct the vote of, 1,000,987 shares. The address of the beneficial owner is 789 North Water St., Milwaukee, WI 53202.

(13)

Pursuant to a Schedule 13G filed on February 12, 2010, Bard Associates, Inc. , an investment adviser, has the sole power to direct the disposition of 1,513,900 shares and the sole power to direct the vote of 103,750 shares. The address of the beneficial owner is 135 South LaSalle St., Suite 2320, Chicago, IL 60603.

(14)

Pursuant to a Schedule 13G filed on January 26, 2010, Sprott Asset Management Inc. has the shared power to direct the disposition of, and the shared power to direct the vote of, 1,017,600 shares. The address of the beneficial owner is Suite 2700, South Tower, Royal Bank Plaza, Toronto, ON M5J 2J1, Canada.

Securities Authorized for Issuance Under Equity Compensation Plans:

The following table provides information as of June 30, 2010 about our equity compensation plans:

	Number of Securities to	Weighted Average –
	be Issued upon Exercise	Exercise Price of	Number of Securities
	of Outstanding Options,	Outstanding Options,	Remaining Available
Plan Category	Warrants and Rights	Warrants and Rights	for Future Issuance
Equity compensation plans approved by security holders:
- 2008 Stock Plan	340,000	$ 0.6029	460,000
- 2003 Stock Plan	367,500	$ 1.0016	132,500
Equity compensation plans not approved by security holders:
- 2000 Stock Plan	132,500	$0.7500	--

	840,000	$0.8006	592,500

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

The 2000 Plan, adopted by us on February 9, 2000, was not approved by a vote of stockholders. It is administered by the Board of Directors, which determines to whom such stock rights may be granted, at which times the stock rights shall be granted and the time or times when each option shall become exercisable and the duration of the exercise period. The exercise price per each non-qualified option granted under the 2000 Plan shall be not less than the fair market value per share of common stock on the date of such grant. The stock, subject to stock rights, shall be authorized but unissued shares of our common stock or shares of common stock reacquired by us in any manner. The aggregate number of shares that may be issued, pursuant to the 2000 Plan, is 937,500, of which 132,500 have been granted and remain outstanding, 747,813 have been granted and exercised and 57,187 were not granted. As the 2000 Plan expired February 2010, no further shares may be issued.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Our Board of Directors has determined that Ken Kivenko, Richard H. Hurd, Glen O. Wright, Raymond L. Alarie and F. Eugene Deszca, who collectively constitute a majority of the members of our board of directors, each meets the general independence criteria set forth in the Nasdaq Marketplace Rules.

There has not been any reportable transaction since July 1, 2008, and there are no currently proposed transactions, between us and any “related person” as defined in the rules of the SEC.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees for professional services provided by our principal independent auditors in each of the last two fiscal years, in each of the following categories are as follows:

Fees billed by Deloitte & Touche LLP:	2010	2009

Audit fees	$76,568	$80,569
Audit-related fees	$18,599	$22,628
Tax fees	$10,792	$19,071
Other	$40,059	$--
	$146,018	$122,268

Audit fees services include fees associated with the annual audit, assistance with and review of documents filed with the Securities and Exchange Commission. Audit-related fees principally consist of quarterly reviews. Tax fees include tax compliance and tax consultations. In fiscal 2010, other fees consist of capital markets analysis.

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

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, incorporated by reference herein:

Exhibit Number	Exhibit Description
3.1	Certificate of Incorporation of TurboSonic Technologies (1)
3.2	Certificate of Amendment of Certificate of Incorporation of TurboSonic Technologies (2)
3.3	Certificate of Correction of Certificate of Amendment of TurboSonic Technologies (3)
3.4	Certificate of Designation, Number, Powers, Preferences and Relative, Participating, Optional, and other Special Rights and the Qualifications, Limitations, Restrictions, and other distinguishing characteristics of Special Voting Preferred Stock (2).
3.5	Amended and Restated By-laws, of TurboSonic Technologies (4)
4.1	Form of certificate evidencing share of common stock (2)
10.1 *	2000 Stock Plan (5)
10.2 *	2003 Stock Plan (6)
10.3 *	2008 Stock Plan (7)
10.4	Letter Agreement dated February 24, 2010 by and between TurboSonic Inc. and Canadian Imperial Bank of Commerce
10.5	Security Agreement dated April 21, 2008 by and between TurboSonic Inc. and Canadian Imperial Bank of Commerce (8)
10.6	Security Agreement dated April 21, 2008 by and between TurboSonic Technologies and Canadian Imperial Bank of Commerce (8)
10.7	Guaranty dated as of April 21, 2008 by and between TurboSonic Technologies and Canadian Imperial Bank of Commerce (8)
14.1	Code of Ethics (9)
21.1	Subsidiaries of TurboSonic Technologies
23.1	Consent of Deloitte & Touche LLP
31.1	Rule 13a-14(a)/15d-14(a) Certifications
32.1	Section 1350 Certifications
99.1	Full Year Operating Results Press Release issued September 27, 2010

* Compensatory Plan
(1)	Filed on April 9, 1993, as an exhibit to our Registration Statement on Form S-1 (File Number 33-60856) and incorporated herein by reference.
(2)	Filed on November 18, 1997 as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended April 30, 1996 and incorporated herein by reference.
(3)	Filed on September 30, 2002 as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2002 and incorporated herein by reference.
(4)	Filed on August 26, 2010 as an exhibit to our Current Report on Form 8-K dated August 23, 2010 and incorporated herein by reference.
(5)	Filed on March 19, 2001 as an exhibit to our Registration Statement on Form S-8 (File Number 333-57248) and incorporated herein by reference.
(6)	Filed on November 12, 2002 as an exhibit to our proxy statement for the 2002 annual meeting, and incorporated herein by reference.
(7)	Filed on November 6, 2007 as an exhibit to our proxy statement for the 2007 annual meeting, and incorporated herein by reference.
(8)	Filed on July 25, 2008 as an exhibit to our Current Report on Form 8-K dated June 27, 2008 and incorporated herein by reference.
(9)	Filed on April 25, 2006 as an exhibit to our Current Report on Form 8-K dated April 24, 2006 and incorporated herein by reference.

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES
Incorporated Under the Laws of Delaware, United States

REPORT OF INDEPENDENT REGISTERED CHARTERED ACCOUNTANTS

To the Board of Directors and Stockholders of
TurboSonic Technologies, Inc.

We have audited the consolidated balance sheets of TurboSonic Technologies, Inc. and its subsidiaries (the “Company”) as of June 30, 2010 and 2009, and the related consolidated statements of (loss) income and comprehensive (loss) income, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of TurboSonic Technologies, Inc. and its subsidiaries as of June 30, 2010 and 2009, and the results of their operations and their cash flows for the years ended June 30, 2010 and June 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
Independent Registered Chartered Accountants
Licensed Public Accountants
Kitchener, Canada
September 27, 2010

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES
Incorporated Under the Laws of Delaware, United States

CONSOLIDATED BALANCE SHEETS

As at June 30		[expressed in United States dollars]

		2010	2009
		$	$

ASSETS
Current
Cash and cash equivalents		2,036,529	5,621,166
Accounts receivable, net [note 4]		2,251,476	5,038,451
Retentions receivable		709,554	516,141
Inventories [note 5]		96,410	119,307
Deferred contract costs and unbilled revenue [note 6]		486,512	1,027,858
Income taxes recoverable		111,481	--
Other current assets		79,995	87,357
Total current assets		5,771,957	12,410,280
Property and equipment, less accumulated depreciation and amortization [note 7]		230,155	350,208
Goodwill [note 2]		398,897	398,897
Deferred income taxes [note 13]		1,021,343	307,424
Other assets		13,915	13,526
		1,664,310	1,070,055
Total assets		7,436,267	13,480,335

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable		814,567	3,332,338
Accrued compensation charges		260,042	901,599
Accrued warranty provision [note 8 and note 18]		94,214	86,242
Accrued other charges [note 17 and note 18]		525,902	492,444
Long-term debt, current portion [note 9]		78,283	80,754
Income taxes payable		--	267,386
Unearned revenue and contract advances [note 6]		352,627	2,327,266
Total current liabilities		2,125,635	7,488,029
Long term debt [note 9]		65,236	131,500
		2,190,871	7,619,529
Commitments and contingencies [note 10]
Stockholders’ equity [note 12]
Share capital
Authorized
30,000,000	common shares, par value $0.10 per share
1,500	preferred shares, no par value
Issued
14,982,542	common shares [2009 – 14,723,081]
155,512	common shares reserved for the conversion of the subsidiary’s Class B exchangeable shares [2009 – 406,973]	2,558,806	2,549,446
Additional paid-in capital		3,663,669	3,587,660
		6,222,475	6,137,106
Accumulated other comprehensive income		752,110	477,736
Accumulated deficit		(1,729,189)	(754,036)
Total stockholders’ equity		5,245,396	5,860,806
Total liabilities and stockholders’ equity		7,436,267	13,480,335

See accompanying notes

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES
Incorporated Under the Laws of Delaware, United States

CONSOLIDATED STATEMENTS OF (LOSS) INCOME AND COMPREHENSIVE (LOSS) INCOME

Years ended June 30	[expressed in United States dollars]

	2010	2009
	$	$

CONTRACT REVENUE AND SALES
OEM systems revenue	10,798,683	21,148,204
Aftermarket revenue	3,087,370	4,257,271
	13,886,053	25,405,475

CONTRACT COSTS AND COST OF SALES
OEM systems contract costs and costs of sales	8,292,748	15,681,617
Aftermarket contract costs and cost of sales	1,842,631	2,527,524
	10,135,379	18,209,141
Gross margin	3,750,674	7,196,334

EXPENSES
Selling, general and administrative	5,106,408	4,746,350
Research and development expense	332,193	122,268
Depreciation and amortization	196,457	163,065
	5,635,058	5,031,683

(Loss) income from operations	(1,884,384)	2,164,651
Interest income	7,561	22,569
Interest expense	(8,812)	(2,077)
(Loss) income before provision for income taxes	(1,885,635)	2,185,143
(Recovery of) provision for income taxes [note 13]	(910,482)	629,238
Net (loss) income	(975,153)	1,555,905
Other comprehensive income (loss):
Foreign currency translation adjustment	274,374	(114,841)
Comprehensive (loss) income	(700,779)	1,441,064

Basic (loss) earnings per share [note 14]	$(0.06)	$0.10
Diluted (loss) earnings per share [note 14]	$(0.06)	$0.10

Basic weighted average number of shares [note 14]	15,137,528	15,130,054
Diluted weighted average number of shares [note 14]	15,137,528	15,168,536

See accompanying notes

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES
Incorporated Under the Laws of Delaware, United States

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

As at June 30	[expressed in United States dollars]

					Accumulated
	Common shares		Additional		other	Total
	[Note 12]		paid-in	Accumulated	comprehensive	stockholders’
	Shares	Amount	capital	deficit	Income (loss)	equity
	#	$	$	$	$	$

Balance – June 30, 2008	15,130,054	2,549,446	3,517,998	(2,309,941)	592,577	4,350,080
Net income	—	—	—	1,555,905	—	1,555,905
Stock-based compensation [note 12]	—	—	69,662	—	—	69,662
Translation adjustment	—	—	—	—	(114,841)	(114,841)

Balance – June 30, 2009	15,130,054	2,549,446	3,587,660	(754,036)	477,736	5,860,806
Net (loss)	—	—	—	(975,153)	—	(975,153)
Stock-based compensation [note 12]	—	—	79,369	—	—	79,369
Translation adjustment	—	—	—	—	274,374	274,374
Issuance of shares	8,000	9,360	(3,360)	—	—	6,000

Balance – June 30, 2010	15,138,054	2,558,806	3,663,669	(1,729,189)	752,110	5,245,396

See accompanying notes

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES
Incorporated Under the Laws of Delaware, United States

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended June 30	[expressed in United States dollars]

	2010	2009
	$	$

OPERATING ACTIVITIES
Net (loss) income	(975,153)	1,555,905
Add charges to operations not requiring a current cash payment:
Stock-based compensation expense [note 12]	79,364	69,662
Depreciation and amortization [note 7]	196,457	163,065
Deferred income taxes	(708,121)	467,535

Net change in non-cash assets and liabilities related to operations [note 15]	(2,383,587)	644,958
Cash (used in) provided by operating activities	(3,791,040)	2,901,125

INVESTING ACTIVITIES
Purchase of property and equipment	(46,041)	(248,373)
Cash (used in) investing activities	(46,041)	(248,373)

FINANCING ACTIVITIES
(Repayment) of obligations under long-term debt and capital leases	(78,789)	(9,056)
Proceeds from issuance of common shares	6,000	—
Cash (used in) financing activities	(72,789)	(9,056)

Effect of exchange rate changes on cash and cash equivalents	325,233	(212,711)

Net cash (used in) provided during year	(3,584,637)	2,430,985
Cash and cash equivalents, beginning of year	5,621,166	3,190,181
Cash and cash equivalents, end of year	2,036,529	5,621,166

Supplemental cash flow information:
Interest paid	(8,812)	(2,077)
Interest received	6,963	22,519
Income taxes paid	(350,626)	(28,433)

See accompanying notes

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	Notes to Consolidated Financial Statements
Year ended June 30, 2010

1. ORGANIZATION AND BUSINESS DESCRIPTION

TurboSonic Technologies, Inc., directly and through subsidiaries, designs and markets integrated air pollution control and liquid atomization technology, including industrial gas cooling/conditioning systems, to ameliorate or abate industrial environmental problems.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and are applied within the framework of the significant accounting policies summarized below:

Principles of consolidation

The consolidated financial statements include the accounts of our company and our wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated on consolidation.

Inventories

Raw materials are valued at the lower of cost, on a first-in, first-out basis, and replacement cost.

Finished goods are valued at the lower of cost, on a first-in, first-out basis, and net realizable value. Net realizable value is defined as selling price less estimated selling costs.

Goodwill

Under Accounting Standards Codification (“ASC”) Topic 350, “Intangibles – Goodwill and Other” (“ASC Topic 350”), goodwill is not being amortized but is subject to an annual impairment review [or more frequently if conditions dictate]. Since the adoption of ASC Topic 350 as at July 1, 2001, we have completed the transitional impairment test as at July 1, 2001 and annual impairment tests through April 1, 2010 and additionally at June 30, 2010, to identify if there is any impairment to the goodwill using a fair value methodology by reporting unit. The goodwill relates only to the Aftermarket segment and we conclude there has not been any impairment.

Property and equipment

Property and equipment are recorded at cost. Depreciation and amortization are calculated on the straight-line method over the estimated useful lives of the assets as follows:

Office equipment	2 – 5 years
Other equipment	5 – 10 years
Leasehold improvements	shorter of lease term [5 – 6 years] or assets useful life

Revenues and long-term contracts

We derive revenue from long-term contracts which require performance [i.e., design, construction and performance testing] over a time span which may extend one or more accounting periods. For long-term contracts, we employ two methods of recognition – the percentage of completion method for all of such projects being undertaken except in instances of uncertainty, and the completed contract method for contracts with significant uncertainty, such as the use of new technology. Aftermarket revenue recorded is based on persuasive evidence of an existing arrangement, price is fixed or determinable, products are shipped, services are performed or billings are rendered, which approximates actual performance, and collection is reasonably assured.

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
Year ended June 30, 2010

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES continued

Contract claims against the customer are recorded as revenue only upon award or settlement. The amounts recorded, if material, are disclosed in the notes to the consolidated financial statements. Costs attributable to claims are treated as costs of contract performance, as incurred. There were no material contract claims filed in either fiscal 2009 or 2010.

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

Retentions Receivable

Retentions receivable represents amounts withheld from progress billings by our customers and may not be paid to us until the completion of a project. Retentions receivable may also be subject to restrictive conditions such as performance or fulfillment guarantees.

Investment tax credits

Investment tax credits are accrued when qualifying expenditures are made and there is reasonable assurance that the credits will be realized. Refundable investment tax credits earned with respect to current expenditures for qualified research and development activities are included in the statement of operations as a reduction of income tax expenses. With respect to capital expenditures, these tax credits are applied to reduce the cost of the related capital assets. Non-refundable investment tax credits are recorded as a reduction of the provision for income taxes in the year in which the related provision is recorded.

Research and development expenditures

Research and development costs [other than capital expenditures] are expensed as incurred. Income tax expense is reduced by any related investment tax credits and government support program proceeds.

Income taxes

We account for income taxes in accordance with the provisions of ASC Topic 740, “Income Taxes” (“ASC Topic 740”). ASC Topic 740 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance against the deferred tax assets is provided when it is more likely than not that a portion or all of a deferred tax asset will not be realized.

Accounting for Uncertainty in Income Taxes

In accordance with ASC Subtopic 740-10, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“ASC Subtopic 740-10”) we recognize, measure, present, and disclose in our financial statements uncertain tax positions that we have taken or expect to take on a tax return. Claims under the Canadian “Scientific Research & Development” program for fiscal years 2009 and 2010 have yet to be submitted but a valuation estimate has been prepared [see note 13].

Advertising costs

All costs associated with advertising and promoting products are expensed as incurred. Advertising and promotion expense was $101,464 in 2010 [$87,425 in 2009].

Stock-based compensation

We account for share-based payments in accordance with ASC Topic 718, “Compensation – Stock Compensation” (“ASC Topic 718”), which requires compensation cost relating to share-based payment transactions be recognized in the financial statements based on the estimated fair value of the equity or liability instrument issued.

We use the Black-Scholes option pricing model to estimate the fair value of such awards. ASC Topic 718 requires forfeitures of share-based awards to be estimated at the time of the grant and revised in subsequent periods, if actual forfeitures differ from initial estimates. Therefore, expenses related to share-based payments and recognized in the years ended June 30, 2010 and 2009 have been reduced for estimated forfeitures. Forfeitures were estimated based on historical experience. See Note 12 for more information regarding the assumptions used in estimating the fair value of stock options.

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	Notes to Consolidated Financial Statements
Year ended June 30, 2010

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES continued

Warranty

We carry a reserve based upon historical warranty claims experience. Additionally, warranty accruals are established on the basis of anticipated future expenditures as specific warranty obligations are identified, and are expensed directly to cost of sales. Expenditures have not exceeded accruals in any year.

(Loss) Earnings per share

Basic (loss) earnings per share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of common shares outstanding during the year. In computing the earnings per share, the TurboSonic Canada Inc. Class B exchangeable shares, disclosed in note 12, are considered outstanding common stock of TurboSonic Technologies, Inc. Diluted (loss) earnings per share reflects the per share amount under the treasury stock method that would have resulted if dilutive potential common stock had been converted to common stock.

Foreign currency translation

The functional currency of TurboSonic is the United States dollar. European and Canadian-based operations maintain their accounts in their respective local currencies. Transactions incurred in currencies other than the functional currency are converted to the functional currency at the transaction date. All foreign currency transaction gains and losses are included in net (loss) income. The financial statements of our foreign subsidiaries have been translated into United States dollars in accordance with ASC Subtopic 830-30, “Translation of Financial Statements” (“ASC Subtopic 830-30”). All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Income statement amounts have been translated using monthly average exchange rates. The gains and losses resulting from the changes in exchange rates from year to year have been reported separately in accumulated other comprehensive (loss) income as a separate component of stockholders’ equity.

Use of estimates

The preparation of the consolidated financial statements, in accordance with US GAAP, requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expense during the period. Estimates have been employed in the areas of revenue recognition, allowance for doubtful accounts, deferred taxes, investment tax credits, uncertain tax positions, stock-based compensation expense, contingencies, goodwill impairment testing, inventory obsolescence, warranty provision and long-lived assets and liabilities. Actual results could differ from those estimates.

Comprehensive (loss) income

We report comprehensive (loss) income, in addition to net (loss) income from operations, as required by ASC Topic 220, “Comprehensive Income” (“ASC Topic 220”). Comprehensive (loss) income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of (loss) net income. Comprehensive (loss) income is defined as a change in equity during the financial reporting period of a business enterprise resulting from non-owner sources. Components of accumulated other comprehensive (loss) income are disclosed in the Consolidated Statements of Stockholders’ Equity and Comprehensive (Loss) Income. All reported comprehensive (loss) income is the result of the foreign exchange changes to our balance sheet year-to-year.

Impact of recently issued accounting standards

Useful Life of an Intangible Asset

In April 2008, the FASB issued ASC Subtopic 350-30 which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of the recognized intangible asset. The intent of the guidance is to improve the consistency between the useful life of a recognized intangible asset under ASC Subtopic 350-30 and the period of expected cash flows used to measure the fair value of the asset under ASC 805. For a recognized intangible asset, an entity will be required to disclose information that enables users of the financial statements to assess the extent to which expected future cash flows associated with the asset are affected by the entity‘s intent and/or ability to renew or extend the arrangement. ASC Subtopic 350-30 is effective for fiscal years beginning after December 15, 2008, which is our fiscal year ended June 30, 2010. We adopted ASC Subtopic 350-30 on July 1, 2009. The adoption of ASC Subtopic 350-30 has not had a material impact on our results of operations or financial condition to date.

Fair Value Measurements

In September 2006, the FASB issued ASC Topic 820 – Fair Value Measurements and Disclosures, (“ASC Topic 820”), effective for fiscal years beginning after November 15, 2007, which was our fiscal year ended June 30, 2009. ASC Topic 820 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. On February 12, 2008, the FASB delayed the effective date of ASC Topic 820 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008, which is our fiscal year ended June 30, 2010. We adopted the non-deferred portion of ASC Topic 820 on July 1, 2008 and the deferred portion on July 1, 2009. The adoption of ASC Topic 820 has not had a material impact on our results of operations or financial condition to date.

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	Notes to Consolidated Financial Statements
Year ended June 30, 2010

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES continued

In January 2010, the FASB issued ASU 2010-06 Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 amends ASC Topic 820 to add new requirements for disclosures about transfers into and out of Level 1 and 2 and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements. The ASU also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. ASU 2010-06 is effective for the first reporting period beginning after December 15, 2009, which is our reporting period ending March 31, 2010, except for the requirement to provide the Level 3 activity of purchases, sales issuances, and settlements on a gross basis, which is effective for fiscal years beginning after December 15, 2010, which is our fiscal year beginning July 1, 2011. The adoption of ASU 2010-06 has not had a material impact on our company. We are currently assessing the impact of adoption of revised Level 3 disclosures.

Multiple Deliverable Revenue Arrangements

In October 2009, the FASB issued ASU 2009-13, —Multiple Deliverable Revenue Arrangements a consensus of the FASB Emerging Issues Task Force (“ASU 2009-13”). ASU 2009-13 amends ASC Subtopic 605-25 - Revenue Recognition: Multiple-Element Arrangements (“ASC Subtopic 605-25”). Specifically ASU 2009-13 amends the criteria for separating consideration in multiple-deliverable arrangements and establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. The guidance eliminates the use of the residual method, requires entities to allocate revenue using the relative-selling-price method, and significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010, which is our fiscal year beginning July 1, 2010. Early adoption is permitted. We are currently assessing the impact of adoption of ASU 2009-13.

3. FINANCIAL INSTRUMENTS

Fair value disclosure and interest rate risk

We did not have any financial instruments carried at fair value for which the fair value hierarchy disclosure is required.

Long-Term Debt – Our long-term debt obligations bear interest at an annual interest rate of Canadian bank prime plus 1.25%. Total long-term debt outstanding as at June 30, 2010 amounted to $143,519 (bank loan) (2009 - $212,254). The fair value of our long-term debt obligations are not materially different than their respective carrying values due to their relative short-term maturities and the borrowing rates available as of June 30, 2010 and June 30, 2009 for debt obligations with similar terms and conditions. Note that interest rate fluctuations may impact the total owing on long-term debt.

Credit risk

Trade accounts receivable potentially subject us to credit risk. Sales are made to accredited end users of all sizes located primarily in North America and Europe. We provide an allowance for doubtful accounts equal to the estimated losses expected to be incurred in the collection of accounts receivable.

As at June 30, 2010, we had three customers that comprised 61% of the total trade receivable balance and had one repeat and two different customers that comprised 53% of the total trade receivable balance at June 30, 2009.

Our cash balances are maintained in one United States chartered bank, which is an AA rated financial institution, in two Canadian chartered banks, which are AA rated financial institutions and in one Italian chartered bank, which is an AA rated financial institution.

Currency Risk

Currency risk is the risk to our earnings that arises from fluctuations of foreign exchange rates and the degree of volatility of these rates. We may use forward contracts to reduce its exposure to foreign currency risk. There are no outstanding instruments at this time. Our actual currency risks relate to appreciation of the Euro and Canadian dollar opposite the US dollar.

4. ACCOUNTS RECEIVABLE
	2010	2009
	$	$

Trade accounts receivable	1,926,671	4,787,981
Value-added taxes receivable	365,837	468,495
Allowance for doubtful accounts	(41,032)	(218,025)
	2,251,476	5,038,451

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	Notes to Consolidated Financial Statements
Year ended June 30, 2010

4. ACCOUNTS RECEIVABLE cont’d

Bad debt expense was $19,405 in 2010 and $193,744 in 2009. Recovery of doubtful accounts was recorded for fiscal 2010 of $125,474 and $1,434 for fiscal 2009.

5. INVENTORIES

	2010	2009
	$	$

Finished goods	131,278	138,855
Reserve for obsolescence	(34,868)	(19,548)
	96,410	119,307

6. COST AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

	2010	2009
	$	$

Costs incurred on uncompleted contracts	27,629,728	23,174,794
Estimated earnings	7,254,724	6,691,283
	34,884,452	29,866,077
Less: billings to date	(34,750,567)	(31,165,485)
	133,885	(1,299,408)

Included in the accompanying balance sheets under the following captions:

	2010	2009
	$	$

Deferred contract costs and unbilled revenue	486,512	1,027,858
Unearned revenue and contract advances	(352,627)	(2,327,266)
	133,885	(1,299,408)

7. PROPERTY AND EQUIPMENT

		Accumulated
		Depreciation	Net Book
	Cost	& Amortization	Value
2010	$	$	$

Office equipment	1,229,721	1,063,470	166,251
Other equipment	687,594	627,181	60,413
Leasehold improvements	70,593	67,102	3,491
	1,987,908	1,757,753	230,155

		Accumulated	Net Book
	Cost	Depreciation	Value
		& Amortization
2009	$	$	$

Office equipment	1,141,683	919,277	222,406
Other equipment	649,071	521,269	127,802
Leasehold improvements	60,355	60,355	--
	1,851,109	1,500,901	350,208

Total depreciation and amortization incurred during fiscal 2010 was $196,457 [2009 - $163,065].

8. WARRANTY

In accordance with the Guarantee topic of ASC Topic 460, “Guarantees” (“ASC Topic 460”), we are required to make the following disclosure regarding performance guarantees and product warranties.

As part of the normal sale of OEM systems, we have provided our customers with performance guarantees and product warranties. Most of our OEM system sales have an element of performance guarantee to ensure our custom-engineered equipment provided to our clients meets the level of performance anticipated. Performance tests for projects are completed and resolved to the clients’ satisfaction prior to final acceptance and closure of the contract. Expenses incurred to that time are treated as project costs.

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	Notes to Consolidated Financial Statements
Year ended June 30, 2010

8. WARRANTY cont’d

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

	2010	2009
	$	$

Balance, beginning of year	86,242	98,362
Payments made	(14,910)	(11,428)
Provisions made	14,910	11,428
Foreign exchange adjustments	7,972	(12,120)
Balance, end of year	94,214	86,242

9. LONG-TERM DEBT OBLIGATIONS

In fiscal 2009, we entered into a 36-month computer loan with monthly repayments, an annual interest rate of the Canadian bank prime (1.0% at June 30, 2010) plus 1.25% and is secured under a General Security Agreement with our Canadian bank. The assets are recorded on our Balance Sheet as Plant and Equipment.

The following is a schedule of the future minimum loan payments:

	2010	2009
	$	$

Total minimum loan payments	146,613	222,648
Less amount representing interest	3,094	10,394
	143,519	212,254
Less current portion	78,283	80,754
Long-term portion	65,236	131,500

The following is a schedule of the future minimum loan payments:

$

2011	80,704
2012	65,909
146,613

10. COMMITMENTS AND CONTINGENCIES

[a]

Operating leases

We have entered into operating leases, expiring through 2014, for office equipment and premises. Total minimum annual payments under these leases for the years after June 30, 2010 are as follows:

$

2011	95,429
2012	90,179
2013	81,375
2014	14,166
281,149

Rental expense for office equipment and premises was $151,189 in 2010 [$132,941in 2009].

[b]

Contingencies General

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
Year ended June 30, 2010

10. COMMITMENTS AND CONTINGENCIES cont’d

CAD $50,000 for aggravated, punitive and/or exemplary damages, interest on the past due accounts and costs of the action. It is our position that the claims are without merit and we have filed a statement of defense and counter-claim. Each company has filed an affidavit of documents and discovery of both has been conducted. It is still our contention that the claims are without merit. As such, there is no accrual for an adverse outcome.

On November 10, 2009 a statement of claim was served against our company and one of our customers in the United States District Court, Western District of Pennsylvania by a competitor, in which it was claimed that a contract awarded to our company in June 2009 had infringed on one of their patents. This patent infringement case, related to our TurboSorb Spray-Dry Absorption (SDA) technology, has been settled. As a consequence of this settlement, TurboSonic is licensed to pursue SDA opportunities in the US and Canada and continues to freely pursue opportunities in all international markets. The settlement did not have a material effect on our company.

Letters of Guarantee and Bonding

In order to favorably affect our cash position, it is our practice to issue standby letters of guarantee to foreign customers in return for the early release of advance payments prior to shipment and holdbacks which span the warranty period of the projects. Collateral for these standby letters of guarantee is provided by Export Development Canada on a paid-fee basis. We have also purchased insurance against wrongful call of these standby letters of guarantee for up to 95% of their face value.

The following is a list of the outstanding standby letters of credit at June 30, 2010, together with the reason for issuance and the expiry dates:

Expiry Dates	Reason			US$

October 15, 2010	Advance payment	173,000	EUR	211,198
October 28, 2010	Holdback	721,250	US$	721,250
January 23, 2011	Holdback	158,000	EUR	192,886
February 25, 2011	Holdback	25,035	US$	25,035
March 31, 2011	Holdback	306,924	US$	306,924
May 17, 2011	Holdback	17,400	US$	21,242
July 31, 2011	Holdback	180,000	EUR	219,744
September 17, 2011	Performance	173,000	EUR	211,198
October 31, 2011	Holdback	15,750	US$	15,750
September 28, 2012	Holdback	67,000	EUR	81,794
				2,007,021

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

11. CREDIT FACILITY

During 2010, we renewed a credit facility with a major Canadian bank for a total of USD $6.4 million, together with a demand loan for computer equipment. This facility includes a demand operating line of CAD $1.5 million secured by our receivables, a demand credit for standby letters of credit for USD $4.25 million secured by a general security agreement and guarantees provided by Export Development Canada on a fee-for-service basis, plus a demand credit for foreign exchange contracts for USD $750,000. At June 30, 2010 we had standby letters of credit for approximately $2,007,021 ($2,359,624 in 2009) in place with various customers in order to receive cash proceeds ahead of customer-specified milestones (see note 10 (b)). There were no drawdowns against the operating or foreign exchange credit lines at June 30, 2010 (nil at June 30, 2009).

12. STOCKHOLDERS’ EQUITY

Common stock

We have total authorized share capital of 30,000,000 shares of common stock. In connection with our consolidation with Turbotak Technologies Inc., on August 27, 1997, the stockholders of Turbotak Technologies Inc. exchanged their shares for the Class B exchangeable shares of a wholly owned subsidiary of our company. These shares are exchangeable, at any time, at the election of the holders of such shares, into an equivalent number of shares of our common stock. The Class B exchangeable shares have voting rights through a trustee. During fiscal 2010, 251,461 Class B exchangeable shares [433,131 in 2009] were exchanged for our common stock, leaving 155,512 Class B exchangeable shares outstanding as of June 30, 2010 [406,973 at June 30, 2009].

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	Notes to Consolidated Financial Statements
Year ended June 30, 2010

12. STOCKHOLDERS’ EQUITY cont’d

At the end of fiscal 2010, a total of 14,982,542 of our common stock and 155,512 Class B exchangeable shares of the subsidiary were outstanding.

Stock-based compensation

We instituted the 2000 Stock Plan [the “2000 Plan”] with the express purpose of encouraging our key employees, as well as other individuals who render services to us, by providing opportunities to participate in the ownership of our company. The plan provides for the grant of non-qualified options, stock awards and stock purchase rights. Collectively, these are referred to as stock rights. The 2000 Plan was not submitted to Stockholders for approval. The 2000 Plan expired February 2010 and no further options may be issued under that Plan.

A stock plan [the “2003 Plan”] was approved by our stockholders at our annual meeting held December 10, 2002. The 2003 Plan has terms similar to the 2000 Plan.

A stock plan [the “2008 Plan”] was approved by our stockholders at our annual meeting held December 11, 2007. The 2008 Plan has terms similar to the 2000 and 2003 Plan [collectively the “Plans”] with one difference – commencing on December 11, 2007 and thereafter on the date of each successive annual meeting of stockholders during the term of the 2008 Plan, each person who is elected or re-elected as a director of our company will be granted a non-qualified stock option to purchase 20,000 shares of our common stock at a purchase price per share of the fair market value of a share of common stock on the date of grant of such options.

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

The stock, subject to stock rights, shall be authorized unissued shares of our common stock or shares of common stock reacquired by us in any manner. As originally adopted, the aggregate number of shares that could be issued pursuant to the Plans was 937,500 [after the July 2005 5-for-4 stock split] under the 2000 Plan, 625,000 under the 2003 Plan and 800,000 under the 2008 Plan, subject to certain adjustments.

Stock-based compensation expenses of $79,369 for the twelve months ended June 30, 2010 ($69,662 for the twelve months ended June 30, 2009) are included as selling, general and administrative expenses in our financial statements.

A summary of the significant assumptions used in calculating the fair value, using the Black-Scholes method, of our fiscal 2010 and 2009 stock option grants is as follows:

	FY 2009 and 2010 Grants
	All	Independent	Executive
	Directors	Directors	Officers
	December 11, 2008	December 10, 2009	December 10, 2009
Expected dividends	0.00%	0.00%	0.00%
Expected volatility	101.00%	98.63%	110.84%
Risk-free interest rate .	1.51%	1.46%	2.33%
Expected term (years)	4.80	4.00	6.00
Forfeiture rate	0.00%	0.00%	0.00%
Stock price on date of grant	$0.30	$0.79	$0.79
Number of stock options granted	140,000	100,000	65,000
Fair value per option on date of grant	$0.22	$0.54	$0.66

Estimated volatility is based on the historical volatility of our common stock. Vesting of the options granted to Directors was immediate. Vesting of the options granted to executive officers was after three years for one officer and after five years for two officers.

A summary of the status of stock options under our 2000, 2003 and 2008 Plans as at June 30, 2009 and changes during fiscal 2010, is as follows:

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	Notes to Consolidated Financial Statements
Year ended June 30, 2010

12. STOCKHOLDERS’ EQUITY cont’d

			Weighted	Average
		Weighted	Average	Remaining
		Average	Grant	Contractual	Aggregate
		Exercise	Date	Life	Intrinsic
	Shares	Price	Fair Value	(In Years)	Value
Stock options outstanding at June 30, 2009	698,000	$0.8114	$0.5043	3.7	$301,345
Stock options exerciseable at June 30, 2009	535,500	$0.7239	$0.4267	4.1	$278,595
Stock options forfeited	(15,000)	$0.9250	$0.5900
Stock options expired	0	$0.0000	$0.0000
Stock options granted	165,000	$0.7900	$0.5873
Stock options exercised	(8,000)	$0.7500	$0.4200
Stock options outstanding at June 30, 2010	840,000	$0.8006	$0.5148	3.7	$14,000

2007 Stock options vested in fiscal 2010	142,500	$1.1000	$0.7600
2010 Stock options vested in fiscal 2010	100,000	$0.7900	$0.5400
Stock options exerciseable at June 30, 2010	775,000	$0.8015	$0.5026	3.4	$14,000

As of June 30, 2010, there was $37,472 of total unrecognized compensation expense related to nonvested stock options granted under our 2003 Plan in fiscal 2010. This cost is expected to be recognized over a straight-line period of 54 months, commencing July 2010. The total fair value of stock options that vested during fiscal 2010 and 2009 was $162,455 and $31,166, respectively.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value or the aggregate difference between the closing price of our common stock on June 30, 2010 of $0.40 and the excess over the exercise price for in-the-money options that would have been received by optionees if all options had been exercised on June 30, 2010.

13. INCOME TAXES

We believe our income tax provision at June 30, 2010 reflects a full accounting of our tax filings. We are not currently under Internal Revenue Service, state, local or foreign jurisdiction tax examinations. We recognize interest and penalties, as estimated or incurred, as selling, general and administrative expense. We are subject to ongoing review by tax authorities in the jurisdictions in which it operates. We regularly assess the status of any examinations and the potential for adverse outcomes to determine the adequacy of the provision for income taxes. Our Scientific Research and Experimental Investment Tax Credit (“ITC”) claims as part of our company’s fiscal 2009 and 2010 Canadian corporate tax filings are not yet complete nor filed. As a result, our ITC tax advisors have estimated the size of the claims at $263,949 and we have recorded a valuation allowance for deferred tax assets of $65,987 (25% of claim), related to Scientific Research and Experimental ITCs.

Details of the provision for income taxes are as follows:

	2010	2009
	$	$

Current: - U.S.	1,967	18,594
- Canadian	(264,991)	202,563
- Italian	44,890	9,472
Total current taxes	(218,134)	230,629
Deferred: - U.S.	(657,456)	109,292
- Canadian	(34,892)	289,317
Total deferred taxes	(692,348)	398,609
Income tax provision	(910,482)	629,238

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	Notes to Consolidated Financial Statements
Year ended June 30, 2010

13. INCOME TAXES continued

Components of the tax provision are as follows:

	2010	2009
	$	$

Provision for income tax based on basic U.S. tax rates	(580,485)	123,921
Provision for income tax based on basic U.S. state tax rates	(83,048)	11,625
Provision for income taxes based on basic Canadian federal income tax rates	(20,977)	372,239
Provision for income taxes based on basic Canadian provincial income tax rates	(15,874)	270,719
Provision for income taxes based on basic Italian federal income tax rates	48,448	9,472
Non-deductible permanent differences	(32,305)	(28,179)
Investment tax credits recognized	(215,486)	(139,686)
Provincial transitional tax debit recognized	7,376	6,695
Other	(18,131)	2,432
	(910,482)	629,238

Italian taxes are applicable to the European branch office and are included in our Canadian subsidiary.

The following is a summary of the statutory income tax rates used:

	2010	2009
	%	%

U.S.	34.0	34.0
U.S state	6.3	3.8
Canadian federal	18.5	19.3
Canadian provincial	14.0	14.0
Italian federal	27.5	41.4

(Loss) income before provision for income taxes:
	2010	2009
	$	$

U.S.	(1,707,309)	358,176
Canadian	(178,326)	1,826,967
(Loss) income before provision for income taxes	(1,885,635)	2,185,143

Income taxes paid are as follows:
	2010	2009
	$	$

Italian federal	72,521	8,246
U.S. federal	2,000	—
U.S. state	13,970	20,187
Canadian federal	134,030	—
Canadian provincial	128,105	—
	350,626	28,433
Income tax refunds received are as follows:
	2010	2009
	$	$

Canadian federal	85,636	—
Canadian provincial	47,576	49,326
U.S. state	—	10,048
	133,212	59,374

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	Notes to Consolidated Financial Statements
Year ended June 30, 2010

13. INCOME TAXES continued

We have unutilized operating losses in the United States of approximately $2,540,000 available for carry forward to reduce income taxes otherwise payable in future years. This amount includes purchased loss carry forwards of approximately $166,000, which, if not utilized, will expire in 2012. A total of $942,000 relating to prior year purchased operating losses was available to apply against current year income.

In Canada, we have unutilized operating taxable losses of approximately $60,739.

As it is more likely than not that we will realize the benefits of deductible temporary differences, we are required under ASC Subtopic 740-10 to record deferred income tax assets. Deferred tax liabilities and assets are comprised of the following as at June 30:

	2010	2009
	$	$

Difference between tax and accounting basis of property and equipment	8,914	4,763
Reserves not currently deductible	27,558	28,676
Net operating loss carryforward	966,528	273,985
Investment tax credits, not currently deductible	106,261	—
Provincial transitional tax debit	(21,931)	—
Total deferred tax assets	1,087,330	307,424
Valuation allowance for deferred tax assets	(65,987)	—
Net deferred tax asset (liabilities)	1,021,343	307,424

The income tax provision at June 30, 2010 reflects a full accounting of our tax filings under ASC subtopic 740-10. We are not currently under internal revenue service, state, local or foreign jurisdiction tax examinations. We recognize interest and penalties, as estimated or incurred, as selling, general and administrative expense.

14. (LOSS) EARNINGS PER SHARE

The following table sets forth the computation of (loss) earnings per share. The effect of dilutive securities is included only when dilutive.

	2010	2009
	$	$
Numerator
Net (loss) income	(975,153)	1,555,905
Denominator
Denominator for earnings per share - weighted average shares outstanding	15,137,528	15,130,054
Denominator for diluted earnings per share - adjusted weighted average shares and assumed conversions	15,137,528	15,168,536
Basic (loss) earnings per share	($0.06)	$0.10
Diluted (loss) earnings per share	($0.06)	$0.10

The dilutive loss per common share calculated for the fiscal year ended June 30, 2010 excludes the effect of all options outstanding. These amounts were excluded since their inclusion would be anti-dilutive.

15. SUPPLEMENTARY INFORMATION ON CASH FLOWS
	2010	2009
	$	$

Changes in non-cash assets and liabilities related to operations:
Decrease (increase) in accounts receivable	2,844,963	(1,839,277)
(Increase) in retentions receivable	(196,129)	(332,563)
Decrease (increase) in inventories	34,144	(15,396)
Decrease in deferred contract costs and unbilled revenue	562,539	154,140
(Increase) in income taxes receivable	(405,925)	--
Decrease (increase) in other current assets	11,664	(10,662)
(Increase) in other assets	(133)	--
(Decrease) increase in accounts payable	(2,557,080)	1,787,096
(Decrease) increase in accrued compensation charges	(492,688)	455,977
(Decrease) increase in accrued other charges	(159,361)	409,175
(Decrease) in unearned revenue and contract advances	(2,025,581)	(243,263)
Increase in income taxes payable	--	279,731
	(2,383,587)	644,958

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	Notes to Consolidated Financial Statements
Year ended June 30, 2010

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Contract revenue and sales are broken down geographically as follows:

	2010	2009
	$	$

United States	9,245,400	17,885,500
Canada	503,000	1,117,800
Asia	259,300	40,000
Spain	607,100	4,315,000
Other Europe	2,115,800	1,757,000
South and Central America	948,800	109,200
Other	206,653	180,975
	13,886,053	25,405,475

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

	2010	2009
	$	$

Single largest customer
Revenue	29%	22%
Accounts receivable	15%	31%
Second largest customer
Revenue	15%	17%
Accounts receivable	32%	16%
Third largest customer
Revenue	9%	12%
Accounts receivable	14%	6%

Contract revenue and sales are broken down by product line as follows:

	2010	2009
	$	$

Catalytic Gas Treatment Systems	3,790,500	--
SoniCoolTM Evaporative Gas Cooling and Conditioning Systems	1,691,200	6,549,400
SonicKleenTM Wet Electrostatic Precipitation Systems (WESP)	2,486,500	14,249,800
TurboSorb Semi-dry Scrubber Systems	2,997,500	1,307,500
Wet Scrubbers and Gas Absorbers	2,142,500	2,423,100
Atomizing Nozzles, Service and Spare Parts	777,853	875,675
	13,886,053	25,405,475

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	Notes to Consolidated Financial Statements
Year ended June 30, 2010

16. SEGMENTED INFORMATION cont’d

Industry segments

	OEM
	Systems	Aftermarket	Other		Total
2010	$	$	$		$
Contract revenue and sales
OEM systems	10,798,683	—	—		10,798,683
Aftermarket	—	3,087,370	—		3,087,370
Total contract revenue and sales	10,798,683	3,087,370	—		13,886,053
(Loss) income from operations	(2,189,802)	305,418	—		(1,884,384)
Interest income	5,880	1,681	—		7,561
Interest expense	(6,853)	(1,959)	—		(8,812)
(Loss) income before provision for income taxes	(2,190,775)	305,140	—		(1,885,635)
Recovery of income taxes	(708,049)	(202,433)	—		(910,482)
Net (loss) income	(1,482,726)	507,573	—		(975,153)

Depreciation and amortization	157,166	39,291	—		196,457
Capital expenditures	32,229	13,812	—		46,041
Segment assets	4,164,909	1,234,829	2,036,529	[1]	7,436,267
Property and equipment	184,124	46,031	—		230,155
Goodwill	—	398,897	—		398,897

1 – Cash and cash equivalents are not allocated between business segments.

	OEM
	Systems	Aftermarket	Other	Total
2009	$	$	$	$
Contract revenue and sales
OEM systems	21,148,205	—	—	21,148,205
Aftermarket	—	4,257,271	—	4,257,271
Total contract revenue and sales	21,148,205	4,257,271	—	25,405,475
Income from operations	1,430,715	733,940	—	2,164,651
Interest income	18,787	3,782	—	22,569
Interest expense	(1,729)	(348)	—	(2,077)
Income before provision for income taxes	1,447,774	737,373	—	2,185,143
Provision for income taxes	523,795	105,443	—	629,238
Net income	923,979	631,926	—	1,555,905

Depreciation and amortization	130,452	32,613	—	163,065
Capital expenditures	198,698	49,675	—	248,373
Segment assets	6,183,723	1,675,446	5,621,166[1]	13,480,335
Property and equipment	280,166	70,042	—	350,208
Goodwill	—	398,897	—	398,897

1 – Cash and cash equivalents are not allocated between business segments.

17. ACCRUED CHARGES - OTHER

Accrued charges - other are as follows:

	2010	2009
	$	$

Accrued charges – payable to customer	130,000	113,630
Accrued charges - other	395,902	378,814
	525,902	492,444

18. COMPARATIVE FIGURES

The comparative consolidated financial statements have been reclassified from statements previously presented to conform to the presentation of the current year consolidated financial statements. This involved reclassifying the warranty accrual of $86,242 from accrued other charges into accrued warranty provision. The total amount of current and total liabilities has not changed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TURBOSONIC TECHNOLOGIES, INC.

By: /s/ Edward F. Spink
Edward F. Spink
Chief Executive Officer

Date: September 27, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Capacity	Date

/s/ Edward F. Spink	Chief Executive Officer (Principal Executive Officer)	September 27, 2010
Edward F. Spink	And Director

/s/ Egbert Q. van Everdingen	President, Secretary, Treasurer and Director	September 27, 2010
Egbert Q. van Everdingen

/s/ Carl A. Young	Chief Financial Officer	September 27, 2010
Carl A. Young	(Principal Financial Officer)

/s David J. Hobson	VP Finance and Administration	September 27, 2010
David J. Hobson	(Principal Accounting Officer)

/s/ Ken Kivenko	Chairman of the Board of Directors	September 27, 2010
Ken Kivenko

/s/ Richard H. Hurd	Director	September 27, 2010
Richard H. Hurd

/s/ Glen O. Wright	Director	September 27, 2010
Glen O. Wright

/s/ Raymond L. Alarie	Director	September 27, 2010
Raymond L. Alarie

/s/ F. Eugene Deszca	Director	September 27, 2010
F. Eugene Deszca