Form 10-Q
period 2010-09-30
TURBOSONIC TECHNOLOGIES INC
filed 2010-11-15
CIK 900393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

________________

FORM 10-Q

________________

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

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

[  ] Yes      [  ] No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

[ ] Large accelerated	[ ] Accelerated filer	[ ] Non-accelerated	[X] Smaller reporting
filer		filer	company

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[  ] Yes      [X] No

As of November 15, 2010, there were 15,138,054 shares of common stock outstanding.

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES

FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2010

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION	PAGE

Item 1. Financial Statements	3
Consolidated Condensed Statements of (Loss) Income and Comprehensive (Loss) Income (unaudited) for the Three Month Periods Ended September 30, 2010 and 2009
Consolidated Condensed Balance Sheets (unaudited) at September 30, 2010 and June 30, 2010	4
Consolidated Condensed Statements of Cash Flows (unaudited) for the Three Month Periods Ended September 30, 2010 and 2009	5
Notes to Consolidated Condensed Financial Statements (unaudited)	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3. Quantitative and Qualitative Disclosures about Market Risk	14
Item 4. Controls and Procedures	15

PART II
OTHER INFORMATION

Item 1. Legal Proceedings	16
Item 1A. Risk Factors	16
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3. Defaults upon Senior Securities	16
Item 4. Reserved	16
Item 5. Other Information	16
Item 6. Exhibits	16

All dollar amounts set forth in this report are in United States dollars, except where otherwise indicated.

Forward-Looking Statements

Forward-looking statements in this report, including without limitation, statements relating to our plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that such forward-looking statements involve risks and uncertainties, such as our dependence on environmental regulation to drive sales, the concentration of our revenues among a small group of customers, and economic downturns and other factors that may negatively affect our customers’ demands for our products. These risks and uncertainties could cause actual results to differ materially from those expressed therein. In evaluating these statements, you should specifically consider the risks discussed in this report, our Annual Report on Form 10-K for the fiscal year ended June 30, 2010 and other reports or documents that we have filed from time to time with the SEC.

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	(unaudited)	Form 10-Q

PART I: FINANCIAL INFORMATION

ITEM 1

CONSOLIDATED CONDENSED STATEMENTS OF (LOSS) INCOME
AND COMPREHENSIVE (LOSS) INCOME

	For the Three	For the Three
	Months Ended	Months Ended
	Sept 30, 2010	Sept 30, 2009
	$	$
CONTRACT REVENUE AND SALES
OEM systems revenue	1,700,922	6,932,462
Aftermarket revenue	862,194	580,126
	2,563,116	7,512,588

CONTRACT COSTS AND COST OF SALES
OEM systems contract costs and costs of sales	1,499,915	5,931,559
Aftermarket contract costs and costs of sales	526,598	414,392
	2,026,513	6,345,951
Gross profit before depreciation and amortization	536,603	1,166,637

EXPENSES
Selling, general and administrative	1,156,793	1,024,572
Research and development	11,072	72,776
Depreciation and amortization	39,974	46,541
	1,207,839	1,143,889

(Loss) income from operations	(671,236)	22,748
Interest (expense) income	(458)	1,371
(Loss) income before provision for income taxes	(671,694)	24,119
(Recovery of) provision for income taxes [Note 4]	(232,854)	6,892
Net (loss) income	(438,840)	17,227

Other comprehensive income
Foreign currency translation adjustment	82,906	229,960
Comprehensive (loss) income	(355,934)	247,187

Weighted average number of shares	15,138,054	15,135,967
Diluted weighted average number of shares [Note 6]	15,138,054	15,366,987

Basic (loss) earnings per share [Note 6]	(0.03)	0.00
Diluted (loss) earnings per share [Note 6]	(0.03)	0.00

See accompanying notes

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	(unaudited)	Form 10-Q

CONSOLIDATED CONDENSED BALANCE SHEETS

		September 30, 2010	June 30, 2010
		$	$
ASSETS
Current assets:
Cash and cash equivalents		2,153,155	2,036,529
Accounts receivable, net of allowance for doubtful accounts of $27,469 and $41,032		1,576,606	2,251,476
Retentions receivable		568,670	709,554
Deferred contract costs and unbilled revenue [Note 3]		754,346	486,512
Inventories		80,500	96,410
Income taxes receivable		115,178	111,481
Other current assets		58,380	79,995
Total current assets		5,306,835	5,771,957
Property and equipment, less accumulated depreciation and amortization		206,049	230,155
Goodwill		398,897	398,897
Deferred income taxes		1,259,634	1,021,343
Other assets		14,024	13,915
		1,878,604	1,664,310
Total assets		7,185,439	7,436,267

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable		1,054,769	814,567
Accrued compensation		311,481	260,042
Accrued charges		428,958	525,902
Accrued warranty provision [Note 2]		97,473	94,214
Unearned revenue and contract advances [Note 3]		272,580	352,627
Long-term debt, current portion		80,991	78,283
Total current liabilities		2,246,252	2,125,635

Long-term debt [Note 10]		47,245	65,236
		2,293,497	2,190,871

Stockholders’ equity
Authorized share capital
30,000,000	common shares, par value $0.10 per share
1,500	preferred shares, no par value
Issued share capital
14,982,542	common shares [14,982,542 at June 30, 2010]	2,558,806	2,558,806
155,512	common shares reserved for the conversion of the subsidiary’s Class B exchangeable shares [155,512 at June 30, 2010]
Additional paid – in capital [Note 5]		3,666,149	3,663,669
		6,224,955	6,222,475
Accumulated other comprehensive income		835,016	752,110
Accumulated deficit		(2,168,029)	(1,729,189)

Total stockholders’ equity		4,891,942	5,245,396

Total liabilities and stockholders’ equity		7,185,439	7,436,267

See accompanying notes

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	(unaudited)	Form 10-Q

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three	For the Three
	Months Ended	Months Ended
	September 30, 2010	September 30, 2009
	$	$

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	(438,840)	17,227
Add charges to operations not requiring a current cash payment:
Stock-based compensation	2,480	9,624
Depreciation and amortization	39,974	46,541
Deferred income tax	(232,854)	(64,884)
Changes in non-cash assets and liabilities related to operations:
Decrease in accounts receivable	765,545	1,869,447
Decrease in retentions receivable	159,466	241,970
Decrease in inventories	19,018	16,271
(Increase) in deferred contract costs and unbilled revenue	(242,849)	(1,566,674)
Decrease in other current assets	22,988	25,333
Increase in accounts payable	208,247	51,686
Increase (decrease) in accrued compensation	31,303	(25,622)
(Decrease) in accrued charges	(117,520)	(75,954)
(Decrease) in unearned revenue and contract advances	(90,296)	(1,237,563)
Increase in income taxes payable	--	17,327

Cash provided by (applied to) operating activities	126,662	(675,271)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(7,686)	(31,353)

Cash (applied to) investing activities	(7,686)	(31,353)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of obligations under long-term debt and capital lease obligations	(20,009)	(19,273)
Cash (applied to) financing activities	(20,009)	(19,273)

Effect of exchange rate changes on cash and cash equivalents	17,659	224,710

Cash received (applied) during the period	116,626	(501,187)
Cash and cash equivalents – beginning of period	2,036,529	5,621,166
Cash and cash equivalents – end of period	2,153,155	5,119,979

Supplemental cash flow information:
Interest paid	(1,550)	(1,494)
Interest received	1,092	2,267
Income taxes paid	--	(15,625)

See accompanying notes

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	(unaudited)	Form 10-Q

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1: GENERAL

TurboSonic Technologies, Inc., directly and through subsidiaries (collectively “TurboSonic”), designs and markets patented and proprietary integrated air pollution control and liquid atomization technology, including industrial gas cooling/conditioning systems, to ameliorate or abate industrial environmental problems. We rely on a combination of patents, trade- and service-marks, trade secrets and know-how to protect our proprietary technology and rights. We own 18 unique patents and patents pending in domestic and multiple international jurisdictions relating to a variety of air pollution control applications. Two of these patents will expire in fiscal 2011; however, we do not expect that their expiration will have a negative impact on our future revenue.

The unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the information and footnotes required in annual financial statements. The unaudited consolidated condensed financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the three-month period ended September 30, 2010 are not necessarily indicative of the results that may be expected for the full year ending June 30, 2011. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2010.

In January 2010, the FASB issued ASU 2010-06 Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 amends ASC Topic 820 to add new requirements for disclosures about transfers into and out of Level 1 and 2 and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements. The ASU also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. ASU 2010-06 is effective for the first reporting period beginning after December 15, 2009, which was our reporting period ended March 31, 2010, except for the requirement to provide the Level 3 activity of purchases, sales issuances, and settlements on a gross basis, which is effective for fiscal years beginning after December 15, 2010, which is our fiscal year beginning July 1, 2011. The adoption of ASU 2010-06 has not had a material impact on our company. We are currently assessing the impact of adoption of revised Level 3 disclosures.

In October 2009, the FASB issued ASU 2009-13, - Multiple Deliverable Revenue Arrangements - a consensus of the FASB Emerging Issues Task Force (“ASU 2009-13”). ASU 2009-13 amends ASC Subtopic 605-25 - Revenue Recognition: Multiple-Element Arrangements (“ASC Subtopic 605-25”). Specifically ASU 2009-13 amends the criteria for separating consideration in multiple-deliverable arrangements and establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. The guidance eliminates the use of the residual method, requires entities to allocate revenue using the relative-selling-price method, and significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010, which is our fiscal year beginning July 1, 2010. The adoption of ASU 2009-13 effective July 1, 2010 has not had a material impact on our company.

NOTE 2: WARRANTY

As part of the normal sale of OEM systems, we have provided our customers with performance guarantees and product warranties. Most of our OEM system sales have an element of performance guarantee to ensure our custom-engineered equipment provided to our clients meets the level of performance anticipated. Performance tests for projects are completed and resolved to the client’s satisfaction prior to final acceptance and closure of the contract. Expenses incurred to that time are treated as project costs.

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

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	(unaudited)	Form 10-Q

NOTE 2: WARRANTY cont’d

For the Three
Months Ended
September 30, 2010
$

Opening balance	94,214
Payments made during the period	--
Warranty provision made during the period	--
Foreign exchange adjustments	3,259
Closing balance	97,473

NOTE 3: COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

	September 30, 2010	June 30, 2010
	$	$

Costs incurred on uncompleted contracts	29,588,684	27,629,728
Estimated earnings	8,004,000	7,254,724
	37,592,684	34,884,452
Less: Billings to date	(37,110,918)	(34,750,567)
	481,766	133,885

Included in accompanying consolidated condensed balance sheets under the following captions:

Deferred contract costs and unbilled revenues	754,346	486,512
Unearned revenue and contract advances	(272,580)	(352,627)
	481,766	133,885

NOTE 4: INCOME TAXES

Details of the provision for income taxes are as follows:

	For the Three	For the Three
	Months Ended	Months Ended
	September 30, 2010	September 30, 2009
	$	$
Current: - U.S.	--	--
- Canada	--	--
- Italian	--	68,662
- ITC - Canada	--	--
Total current taxes	--	68,662
Deferred: - U.S	(212,936)	(40,651)
- Canada	54,375	(21,119)
- Italian	(74,293)	--
Total deferred taxes	(232,854)	(61,770)
Income tax provision	(232,854)	6,892

NOTE 5: SHARE CAPITAL

On November 9, 2010, we commenced an SEC-registered rights offering to existing shareholders, in which each stockholder is being issued one subscription right for each two shares of common stock owned as of November 8, 2010. The non-transferable subscription rights will entitle our shareholders to purchase up to 7,569,027 shares at a subscription price of $0.34 per full share. The rights offering will expire on December 10, 2010. We are conducting the rights offering to raise additional working capital for marketing opportunities stemming from both recent and anticipated enactments by the U.S. Environmental Protection Agency (EPA) of more stringent emission standards and rules for certain hazardous air pollutants.

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	(unaudited)	Form 10-Q

NOTE 5: SHARE CAPITAL cont'd

No options to purchase shares of common stock were exercised in the first quarter of fiscal 2011 [8,000 in first quarter of fiscal 2010] and no options were granted in the first quarter of fiscal 2011 [nil in first quarter of fiscal 2010].

Stock-based compensation expenses of $2,480 for the three months ended September 30, 2010 [$9,624 for quarter ended September 30, 2009] are included as selling, general and administrative expenses in our financial statements.

A summary of the significant assumptions used in calculating the fair value of our stock option grants is as follows:

	Fiscal 2010 Grants
	Independent Directors	Executive Officers
	December 10, 2009	December 10, 2009
Expected dividends	0.00%	0.00%
Expected volatility	98.63%	110.84%
Risk-free interest rate	1.46%	2.33%
Expected term (years)	4.00	6.00
Forfeiture rate	0.00%	0.00%
Stock price on date of grant	$0.79	$0.79
Number of stock options granted	100,000	65,000
Fair value per option on date of grant	$0.54	$0.66

The following table summarizes activity of stock options granted under our 2000, 2003 and 2008 Stock Plans for the three months ended September 30, 2010:

				Average
		Weighted	Weighted	Remaining	Aggregate
		Average	Average Grant	Contractual	Intrinsic
	Shares	Exercise Price	Date Fair Value	Life (In Years)	Value
Stock options outstanding at June 30, 2010	840,000	$0.8006	$0.5148	3.7	$14,000
Stock options cancelled or expired	0	$0.0000	$0.0000
Stock options granted	0	$0.0000	$0.0000
Stock options exercised	0	$0.0000	$0.0000
Stock options outstanding at September 30, 2010	840,000	$0.8006	$0.5148	3.5	$8,400
Stock options exerciseable at September 30, 2010	775,000	$0.8015	$0.5026	3.2	$8,400

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value or the aggregate difference between the closing price of our common stock on September 30, 2010 of $0.36 and the excess over the exercise price for in-the-money options that would have been received by optionees if all options had been exercised on September 30, 2010.

NOTE 6: EARNINGS PER SHARE

The following table sets forth the computation of (loss) earnings per share. The effect of dilutive securities is included only when dilutive.

	For the Three	For the Three
	Months Ended	Months Ended
	September 30, 2010	September 30, 2009
	$	$
Numerator
Net (loss) income	(438,840)	17,227
Denominator
Denominator for earnings per share - weighted average shares outstanding	15,138,054	15,135,967
Denominator for diluted earnings per share - adjusted weighted average shares and assumed conversions	15,138,054	15,366,987
Basic (loss) earnings per share	$(0.03)	$0.00
Diluted (loss) earnings per share	$(0.03)	$0.00

For the three months ended September 30, 2010, we incurred a net loss of $438,840; therefore, the dilutive loss per common share excludes the effects of all options outstanding, since their inclusion would be anti-dilutive.

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	(unaudited)	Form 10-Q

NOTE 7: SEGMENT INFORMATION

	September 30, 2010	June 30, 2010
	$	$

Assets:
- OEM systems	3,909,064	4,164,909
- Aftermarket	1,123,220	1,234,829
- Other[1]	2,153,155	2,036,529
Total	7,185,439	7,436,267

1 – Cash and cash equivalents are not allocated between business segments.

	For the Three	For the Three
	Months Ended	Months Ended
	September 30, 2010	September 30, 2009
	$	$

(Loss) income before provision for income taxes:
- OEM systems	(804,796)	20,485
- Aftermarket	133,102	3,634
Total	(671,694)	24,119

NOTE 8: CONTINGENT LIABILITIES

On October 6, 2005 a statement of claim was filed against our company in the Ontario Superior Court of Justice (Canada) by Abuma Manufacturing Limited, one of our vendors, in which they claimed additional charges for work performed and refuted our claim for back charges on a specific project. The claim is for CAD $95,647 in respect of unpaid accounts, CAD $50,000 for aggravated, punitive and/or exemplary damages, interest on the past due accounts and costs of the action. It is our position that the claims are without merit and we have filed a statement of defense and counter-claim. Each company has filed an affidavit of documents and discovery of both has been conducted. It is still our contention that the claims are without merit. As such, there is no accrual for an adverse outcome.

NOTE 9: CREDIT FACILITY

During fiscal 2010, we renewed a credit facility with a major Canadian bank for a total of USD $6.4 million, together with a demand loan for computer equipment. This facility includes a demand operating line of CAD $1.5 million secured by our receivables, a demand credit for standby letters of credit for USD $4.25 million secured by a general security agreement and guarantees provided by Export Development Canada on a fee-for-service basis, plus a demand credit for foreign exchange contracts for USD $750,000. At September 30, 2010 we had standby letters of credit for approximately $2.1 million ($2.0 million at June 30, 2010) in place with various customers in order to receive cash proceeds ahead of customer-specified milestones. There were no drawdowns against the operating or foreign exchange credit lines at September 30, 2010 (nil at June 30, 2010).

NOTE 10: FAIR VALUE MEASUREMENT

Fair value disclosure and interest rate risk

We did not have any financial instruments carried at fair value for which the fair value hierarchy disclosure is required.

Long-Term Debt – Our long-term debt obligations bear interest at an annual interest rate of Canadian bank prime plus 1.25%. Total long-term debt outstanding as at September 30, 2010 amounted to $128,236 ($143,519 at June 30, 2010). The fair value of our long-term debt obligations are not materially different than their respective carrying values due to their relative short-term maturities and the borrowing rates available as of September 30, 2010 and June 30, 2010 for debt obligations with similar terms and conditions. Note that interest rate fluctuations may impact the total owing on long-term debt.

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

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	(unaudited)	Form 10-Q

NOTE 10: FAIR VALUE MEASUREMENT cont'd

Currency Risk

Currency risk is the risk to our earnings that arises from fluctuations of foreign exchange rates and the degree of volatility of these rates. We may use forward contracts to reduce its exposure to foreign currency risk. There are no outstanding instruments at this time. Our actual currency risks relate to appreciation of the Euro and Canadian dollar opposite the US dollar.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

We provide all process engineering and the detailed design and specifications for all applicable electrical, mechanical and chemical components of our systems. We subcontract the manufacturing of equipment and when customer contracts include installation we subcontract the service. Our project managers and quality assurance personnel supervise, and manage all aspects of our contracts to ensure we meet the performance criteria, as agreed with our customers.

We conduct business in Canadian, US and European currency to accommodate customers and mitigate our exchange risk through matching the sales currency with the supplier currency where practical. We do not consider the company significantly exposed to exchange fluctuations.

The momentum of environmental awareness and our efforts drive the demand for our technologies. Geographic diversification plays a key role in our long-term business plan. We are committed to developing innovative product offerings, and forming technology partners, in response to new and existing regulations to better address demands for a greener industry, and a reduction in consumption of non-renewable resources.

Our long-term prospects are built on product and market development, marketing agreements and geographic coverage to address regulatory progress, growth in energy generation and rising market projections.

In the midst of the accelerated worldwide push for a cleaner world, we have two objectives: to increase shareholder value, and to deliver clean-air solutions to our customers We believe that the trend toward a cleaner environment will continue through a confluence of regulations and public pressure, increasing the demand for our products and supporting our plans for growth.

Q1 Operating Results

Our revenues and cash flow were significantly impacted this past year as a result of our major customers deferring capital expenditures, following the economic downturn that began in 2008. Revenues decreased by $4,949,472 (65%) to $2,563,116 in the three months ended September 30, 2010 over the same period ending September 30, 2009. In these comparable periods, gross profit decreased $630,034 to $536,603 and after-tax income decreased $456,067 to a net loss of $438,840. Our backlog of orders at September 30, 2010 was approximately $2.1 million compared to $4.1 million at September 30, 2009.

We continue to see growing activity in inquiries and interest in our range of products, as witnessed by the two contract awards publicly announced since the beginning of November 2010. We had previously announced receipt of a letter of award from a customer for US$3.6 million for a SonicKleen™ wet electrostatic precipitator (WESP), subject to receiving a notice to proceed, which is now scheduled for issuance in June 2011.

Rights Offering

In a previous release, we stated that we would explore opportunities to ensure we had sufficient resources to take advantage of the regulatory environment and new product launches that are expected to lead to our market opportunities. On November 9, 2010, we commenced an SEC-registered rights offering to existing shareholders, in which each stockholder is being issued one subscription right for each two shares of common stock owned as of November 8, 2010. The non-transferable subscription rights will entitle our shareholders to purchase up to 7,569,027 shares at a subscription price of $0.34 per full share. The rights offering will expire on December 10, 2010. We are conducting the rights offering to raise additional working capital for marketing opportunities stemming from both recent and anticipated enactments by the U.S. Environmental Protection Agency (EPA) of more stringent emission standards and rules for certain hazardous air pollutants.

Markets

Although global economic conditions have temporarily affected our progress, our long-term prospects are built on product and market development, marketing agreements and geographic coverage to address regulatory progress, growth in energy generation and rising market projections. We continue to develop customers beyond our North American and European base and collaborate with other technology firms to offer unique solutions to pollution problems experienced around the globe.

A significant part of our business relies on environmental regulation to drive sales of our products and systems. To balance this, we have focused on several new developments that offer our customers an economic payback based on non-regulatory driven purchase decisions. New technologies have already contributed over $4 million to our revenues in the past 16 months.

Environmental Regulation

Government initiatives taken to enforce new regulations to mitigate effects of air pollution are the primary driver for the air pollution control technology market.

The US Environmental Protection Agency’s (US EPA) newest regulations are expected to increase the demand for our products. Boiler MACT (Maximum Achievable Control Technology) for industrial boiler emissions control, which has been delayed by the courts for 30 days, is now expected to be law by early 2011. Regulations for reduction of sulfur dioxide emissions, which went into effect on August 23, 2010 for coal-fired power plants, pulp and paper mills, metallurgical smelters and cement kilns, and Portland Cement MACT, designed to reduce hazardous air pollutants from the cement industry, went into effect on November 8, 2010. These policies will affect industries in which TurboSonic has years of experience, a large client base, and proven technologies for compliance.

New Technology

Our first US installation of Catalytic Gas Treatment (CGT™), a new patented technology to which TurboSonic has exclusive worldwide marketing rights, has been successfully demonstrated to exceed performance requirements and guarantees. There is now considerable interest in CGT technology by industry in Europe and North America due to the many benefits of the technology, which in summary provides a return on investment through operating savings, by eliminating natural gas consumption. Also, regulators have expressed interest in CGT technology as it does not depend on non-renewable fuels for destruction of volatile organic compounds, thereby eliminating large volumes of combustion related greenhouse gas emissions.

Three Months ended September 30, 2010 Compared with Three Months ended September 30, 2009

3 MONTH COMPARATIVE INCOME STATEMENTS AT SEPTEMBER 30, 2010 AND 2009

	Fiscal 2011	% to		Fiscal 2010	% to	Increase (Decrease)
		Total			Total
	$	Revenue		$	Revenue	$	%
Contract revenue & sales
OEM Systems	1,700,922	66%		6,932,462	92%	(5,231,540)	(75%	)
Aftermarket parts & retrofits	862,194	34%		580,126	8%	282,068	49%
	2,563,116	100%		7,512,588	100%	(4,949,472)	(65%	)
Contract costs & cost of sales
OEM Systems	1,499,915	58%		5,931,559	79%	(4,431,644)	(75%	)
Aftermarket parts & retrofits	526,598	21%		414,392	5%	112,206	27%
	2,026,513	79%		6,345,951	84%	(4,319,438)	(68%	)
Gross profit
OEM Systems	201,007	8%		1,000,903	13%	(799,896)	(80%	)
Aftermarket parts & retrofits	335,596	13%		165,734	3%	169,862	102%
	536,603	21%		1,166,637	16%	(630,034)	(54%	)
Gross profit %
OEM Systems	12%			14%		15%
Aftermarket parts & retrofits	39%			29%		60%
Expenses
Selling, general & administrative	1,156,793	45%		1,024,572	14%	132,221	13%
Research & development costs	11,072	0%		72,776	1%	(61,704)	(84%	)
Depreciation	39,974	2%		46,541	1%	(6,567)	(14%	)
	1,207,839	47%		1,143,889	16%	63,950	6%
(Loss) income from operations	(671,236)	(26%	)	22,748	0%	(693,984)	(3051%	)
Other (income) expense
Interest, net	458	0%		(1,371)	0%	(1,829)	(133%	)
(Loss) income before taxes	(671,694)	(26%	)	24,119	0%	(695,813)	(2885%	)
(Recovery of) provision for income taxes	(232,854)	(9%	)	6,892	0%	(239,746)	(3478%	)
Net (loss) income	(438,840)	(17%	)	17,227	0%	(456,067)	(2647%	)
Foreign currency translation adjustment	82,906	3%		229,960	3%	(147,054)	(64%	)
Comprehensive (loss) income	(355,934)	(14%	)	247,187	3%	(603,121)	(244%	)

OEM systems revenue decreased 75% for the three month period ended September 30, 2010 over the comparable period in fiscal 2010, due primarily to reduced sales levels of Wet Electrostatic Precipitators (WESPs) systems (13% of decrease), Catalytic Gas Treatment (CGT) systems (64% of decrease), and semi-dry scrubbing systems to the cement industry (23% of decrease) as our customers have continued to defer capital expenditures,.

The cost of sales for OEM systems decreased 75% for the three month period ended September 30, 2010 over the same period in the prior year, which reflects the decreased revenue volume when compared to the prior year.

As a result, gross profit on OEM systems in the first quarter of fiscal 2011 was 12% and in the same period in fiscal 2009 was 14%. Relative to total revenue for our company, OEM Systems contributed gross profit of $201,007 (8% of total revenue) in the first quarter of fiscal 2011 and $1,000,903 (13% of total revenue) for the same period in fiscal 2010. The lower gross profit percentages are primarily the result of the reduced revenue volume plus underabsorbed engineering costs due to the reduced volume of revenue.

Aftermarket revenues increased 49% for the three month period ended September 30, 2010 over the same period in the prior fiscal year due to increased purchases of wet scrubber components by a metallurgical customer (71% of increase) and sales of wet scrubber spares parts to the pulp and paper and wood products industries.

The cost of sales for Aftermarket products increased 27% for the three-month period ended September 30, 2010 over the same period in fiscal 2010. Gross profit on aftermarket products rose to 39% for the three-month period ended September 30, 2010 from 29% for the same period in fiscal 2010, as several unfavorable variances in fiscal 2010 were not repeated in fiscal 2011. Relative to total revenue, Aftermarket gross profit increased from 3% of total revenue for the three month period ended September 30, 2009 to 13% of total revenue in the same period in fiscal 2011.

The gross profit contribution from OEM systems in fiscal 2011 decreased 80% over fiscal 2010, while Aftermarket gross profit contributions in fiscal 2011 increased 102% over fiscal 2010. This was due to the change in mix of revenues between the reporting segments and the decreased OEM revenues as a percentage of total revenue.

Selling, general and administrative expenses increased $132,221 (13%) for the three-month period ended September 30, 2010 over the same period in the prior year. This increase is due to the legal and other professional fees and expenses incurred in revising US corporate documents and preparations for the rights offering initiated in November 2010 (31% of increase) and the effect of 2010 bad debt recovery not repeated in fiscal 2011 (69% of increase). As a percentage of total revenue, selling, general and administrative expenses were 45% of total revenue for the three month period ended September 30, 2010 compared to 14% of total revenue in the comparable period in fiscal 2010. Research and development costs decreased $61,704 (84%) for the three month period ended September 30, 2010 compared the same period one year ago, due to decreased project activity. Depreciation of $39,974 was recorded in the current quarter compared to $46,541 for the same period one year earlier.

The decrease of $1,829 in interest earned is due to the lower cash balances and reduced interest rates experienced during the first quarter of fiscal 2011 relative to those during the same period of fiscal 2010.

(Loss) income before taxes decreased by $695,694 for the three-month period ended September 30, 2010 over the comparable period in the prior year. This decrease reflects lower sales volume and lower gross profit achieved in the first quarter of fiscal 2011 together with increased expenses compared to those recorded in the first quarter of fiscal 2010.

Recovery of income taxes for the first quarter of fiscal 2011 was $232,854 compared to a provision for income taxes of $6,892 for the comparable period in fiscal 2010 as the result of the loss from operations in 2011 and the income from operations in 2010 for comparable periods.

The foreign currency translation adjustment reflects the exchange values for Canadian dollar and Euro accounts on the balance sheet converted to US dollars. The statement of comprehensive income reflects an increase in the carrying value of these accounts of $82,906 during the first quarter of fiscal 2011 while the shareholders’ equity carries the cumulative value of currency exchange for balance sheet accounts.

Liquidity and Capital Resources

Cash Summary	September 30, 2010	September 30, 2009
	$	$
Cash provided by (applied to):
Operations	126,662	(675,271)
Purchase of equipment	(7,686)	(31,353)
Repayment of capital leases and long-tem debt	(20,009)	(19,273)
Effect of exchange rate changes on cash and cash equivalents	17,659	224,710
Net cash provided (applied) during the period	116,626	(501,187)
Cash and cash equivalents - beginning of period	2,036,529	5,621,166
Cash and cash equivalents - end of period	2,153,155	5,119,979

Working Capital Summary	September 30, 2010	September 30, 2009

Current assets	5,306,835	11,533,972
Current liabilities	2,246,252	6,435,013
Net working capital	3,060,583	5,098,959
Current ratio	2.36	1.79

Summary of Contracts in Progress	September 30, 2010	September 30, 2009
Contract value completed and to be invoiced	754,346	2,892,029
Contract advances invoiced	(272,580)	(1,001,624)
Net contracts in progress	481,766	1,890,405

Contract Backlog
Contract value to be recognized as revenue	2,100,000	4,100,000

During the three-month period ended September 30, 2010, cash of $126,662 was provided by our operations while during the same period in fiscal 2010,cash of $675,271 was applied to our operations. The net change in cash flows provided by our operations was due primarily to the decreases in accounts receivable and increases in accounts payable.

Our working capital position decreased to $3.1 million at September 30, 2010 from $5.1 million at September 30, 2009. The current ratio increased to 2.36:1 as at September 30, 2010 from 1.79:1 at September 30, 2009.

Our contract payment terms provide for funding the progression of work to the point of delivery. A final holdback amount is often dependent on commissioning, specified performance criteria or a fixed time of operations. At any point in time, the contracts in process with costs that exceed invoicing may be greater than the contracts that have been invoiced in advance of performance. At September 30, 2010 and 2009, the net position of contracts in progress is an investment of $481,766 and $1,890,405, respectively.

During fiscal 2010, we renewed a credit facility with a major Canadian bank for a total of USD $6.4 million, together with a demand loan for computer equipment. This facility includes a demand operating line of CAD $1.5 million secured by our receivables, a demand credit for standby letters of credit for USD $4.25 million secured by a general security agreement and guarantees provided by Export Development Canada on a fee-for-service basis, plus a demand credit for foreign exchange contracts for USD $750,000. At September 30, 2010 we had standby letters of credit for approximately $2.1 million ($2.0 million at June 30, 2010) outstanding with various customers in order to receive cash proceeds ahead of customer-specified milestones. Our term bank loan outstanding was $128,236 and there were no drawdowns against the operating line of credit or outstanding foreign exchange contracts at September 30, 2010 (nil at June 30, 2010).

Our backlog as at September 30, 2010 was approximately $2,100,000, compared to the September 30, 2009 backlog of $4,100,000, with approximately 100% expected to convert to revenue by June 30, 2011. We can offer no assurances that backlog will be replicated, increased or converted at current value into revenues in the future.

Based on our cash position at September 30, 2010, borrowings available pursuant to the operating line of credit, our recent increase in bookings, expected proceeds from the recently commenced rights offering and anticipated sales orders through fiscal 2011, we believe that we will have sufficient capital resources to support operations through June 30, 2011.

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

At September 30, 2010, we had outstanding standby letters of credit totaling $2.1 million and an outstanding bank loan balance of $128,236, that could subject us to the risk of interest rate fluctuations.

ITEM 4: CONTROLS AND PROCEDURES

Our management has carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2010. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2010.

There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

Not applicable.

ITEM 1A: RISK FACTORS

There have been no material changes in the risk factors from those disclosed in Item 1A of our annual report on Form 10-K for the year ended June 30, 2010.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. RESERVED

ITEM 5: OTHER INFORMATION

On November 12, 2010, we issued a press release announcing our financial results for the three months ended September 30, 2010. A copy of the press release is being furnished as Exhibit 99.1 to this report and incorporated herein by reference.

ITEM 6: EXHIBITS

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certifications
Exhibit 32.1	Section 1350 Certifications
Exhibit 99.1	Earnings Press Release dated November 12, 2010

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 15, 2010
TURBOSONIC TECHNOLOGIES, INC.

By: /s/ Carl A. Young
Carl A. Young
Chief Financial Officer