Form 10-Q
period 2010-12-31
TURBOSONIC TECHNOLOGIES INC
filed 2011-02-22
CIK 900393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________

FORM 10-Q
________________

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended December 31, 2010

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

[   ] Yes     [X] No

As of February 18, 2011, there were 18,554,112 shares of common stock outstanding.

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES

FORM 10-Q
FOR THE PERIOD ENDED DECEMBER 31, 2010

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

PART I: FINANCIAL INFORMATION

ITEM 1

CONSOLIDATED CONDENSED STATEMENTS OF (LOSS)
AND COMPREHENSIVE (LOSS)

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	Dec 31, 2010	Dec 31, 2009	Dec 31, 2010	Dec 31, 2009
	$	$	$	$
CONTRACT REVENUE AND SALES
OEM systems revenue	833,197	2,341,991	2,534,567	9,292,651
Aftermarket revenue	868,456	1,162,851	1,730,202	1,724,779
	1,701,653	3,504,842	4,264,769	11,017,430

CONTRACT COSTS AND COST OF SALES
OEM systems contract costs and costs of sales	840,197	1,974,979	2,340,112	7,908,887
Aftermarket contract costs and costs of sales	630,790	637,212	1,157,388	1,049,255
	1,470,987	2,612,191	3,497,500	8,958,142
Gross profit before depreciation and amortization	230,666	892,651	767,269	2,059,288

EXPENSES
Selling, general and administrative	1,291,661	1,322,250	2,448,454	2,346,822
Research and development	15,290	41,443	26,362	114,219
Depreciation and amortization	42,342	49,911	82,316	96,452
	1,349,293	1,413,604	2,557,132	2,557,493

(Loss) from operations	(1,118,627)	(520,953)	(1,789,863)	(498,205)
Interest (expense) income	(253)	587	(711)	1,958
(Loss) before income taxes	(1,118,880)	(520,366)	(1,790,574)	(496,247)
(Recovery of) income taxes [Note 4]	(179,569)	(222,408)	(412,423)	(215,516)
Net (loss)	(939,311)	(297,958)	(1,378,151)	(280,731)

Other comprehensive income
Foreign currency translation adjustment	120,530	41,096	203,436	271,056
Comprehensive (loss)	(818,781)	(256,862)	(1,174,715)	(9,675)

Weighted average number of shares	15,926,427	15,138,054	15,563,084	15,137,005
Diluted weighted average number of shares [Note 6]	15,926,427	15,138,054	15,563,084	15,137,005

Basic (loss) per share [Note 6]	(0.06)	(0.02)	(0.09)	(0.02)
Diluted (loss) per share [Note 6]	(0.06)	(0.02)	(0.09)	(0.02

See accompanying notes

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	(unaudited)	Form 10-Q

CONSOLIDATED CONDENSED BALANCE SHEETS

	December 31, 2010	June 30, 2010
	$	$
ASSETS
Current assets:
Cash and cash equivalents	2,038,210	2,036,529
Accounts receivable, net of allowance for doubtful accounts of $15,140 and $41,032	1,783,927	2,251,476
Retentions receivable	89,730	709,554
Deferred contract costs and unbilled revenue [Note 3]	885,063	486,512
Inventories	135,306	96,410
Income taxes receivable	119,159	111,481
Other current assets	38,153	79,995
Total current assets	5,089,548	5,771,957

Property and equipment, less accumulated depreciation and amortization	184,178	230,155
Goodwill	398,897	398,897
Deferred income taxes	1,438,873	1,021,343
Other assets	14,137	13,915
	2,036,085	1,664,310
Total assets	7,125,633	7,436,267

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	482,440	814,567
Accrued compensation	379,179	260,042
Accrued charges	509,912	525,902
Accrued warranty provision [Note 2]	99,758	94,214
Unearned revenue and contract advances [Note 3]	590,686	352,627
Long-term debt, current portion	83,792	78,283
Total current liabilities	2,145,767	2,125,635

Long-term debt [Note 10]	27,931	65,236
	2,173,698	2,190,871

Stockholders’ equity
Authorized share capital 30,000,000 common shares, par value $0.10 per share 1,500 preferred shares, no par value
Issued share capital 18,398,600 common shares [14,982,542 at June 30, 2010] 155,512 common shares reserved for the conversion of the subsidiary’s Class B exchangeable shares [155,512 at June 30, 2010]	2,900,434	2,558,806
Additional paid – in capital [Note 5]	4,203,295	3,663,669
	7,103,729	6,222,475
Accumulated other comprehensive income	955,546	752,110
Accumulated deficit	(3,107,340)	(1,729,189)

Total stockholders’ equity	4,951,935	5,245,396

Total liabilities and stockholders’ equity	7,125,633	7,436,267

See accompanying notes

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	(unaudited)	Form 10-Q

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six	For the Six
	Months Ended	Months Ended
	December 31, 2010	December 31, 2009
	$	$

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	(1,378,151)	(280,731)
Add charges to operations not requiring a current cash payment:
Stock-based compensation	25,827	73,963
Depreciation and amortization	82,316	96,452
Deferred income tax	(412,923)	(207,698)
Changes in non-cash assets and liabilities related to operations:
Decrease in accounts receivable	582,654	1,516,831
Decrease (increase) in retentions receivable	636,014	(337,578)
(Increase) decrease in inventories	(31,081)	9,276
(Increase) in deferred contract costs and unbilled revenue	(363,968)	(786,583)
Decrease (increase) in other current assets	43,694	(38,322)
Increase (Decrease) in accounts payable	(372,801)	(2,129,967)
Increase (decrease) in accrued compensation	99,344	(278,123)
(Decrease) in accrued charges	(43,662)	(79,358)
Increase (decrease) in unearned revenue and contract advances	222,129	(1,044,757)
(Decrease) in income taxes payable	--	(281,317)

Cash (applied to) operating activities	(910,608)	(3,767,912)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(22,089)	(43,532)
Cash (applied to) investing activities	(22,089)	(43,532)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of obligations under long-term debt and capital lease obligations	(40,553)	(38,873)
Net proceeds from issuance of shares under 2010 rights offering	855,427	--
Cash provided by (applied to) financing activities	814,874	(38,873)

Effect of exchange rate changes on cash and cash equivalents	119,504	261,168

Cash provided (applied) during the period	1,681	(3,589,149)
Cash and cash equivalents – beginning of period	2,036,529	5,621,166
Cash and cash equivalents – end of period	2,038,210	2,032,017

Supplemental cash flow information:
Interest paid	(2,977)	(3,286)
Interest received	2,266	4,646
Income taxes paid	500	(278,334)

See accompanying notes

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	(unaudited)	Form 10-Q

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1: GENERAL

TurboSonic Technologies, Inc., directly and through subsidiaries (collectively “TurboSonic”), designs and markets patented and proprietary integrated air pollution control and liquid atomization technology, including industrial gas cooling/conditioning systems, to ameliorate or abate industrial environmental problems. We rely on a combination of patents, trade- and service-marks, trade secrets and know-how to protect our proprietary technology and rights. We own 16 unique patents and patents pending in domestic and multiple international jurisdictions relating to a variety of air pollution control applications. Two other patents had expired in January 2011; however, we do not expect that their expiration will have a negative impact on our future revenue.

The unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the information and footnotes required in annual financial statements. The unaudited consolidated condensed financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the three and six month periods ended December 31, 2010 are not necessarily indicative of the results that may be expected for the full year ending June 30, 2011. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2010.

In December 2010, the FASB issued ASU 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (Topic 350)—Intangibles—Goodwill and Other (“ASU 2010-28”). ASU 2010-28 amends the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. ASU 2010-28 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, which is our interim fiscal period beginning January 1, 2012. We do not believe that the adoption of ASU 2010-28 will have a material impact on our consolidated financial statements.

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

In October 2009, the FASB issued ASU 2009-13, –Multiple Deliverable Revenue Arrangements - a consensus of the FASB Emerging Issues Task Force (“ASU 2009-13”). ASU 2009-13 amends ASC Subtopic 605-25 - Revenue Recognition: Multiple-Element Arrangements (“ASC Subtopic 605-25”). Specifically ASU 2009-13 amends the criteria for separating consideration in multiple-deliverable arrangements and establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. The guidance eliminates the use of the residual method, requires entities to allocate revenue using the relative-selling-price method, and significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010, which is our fiscal year beginning July 1, 2010. The adoption of ASU 2009-13 effective July 1, 2010 has not had a material impact on our company.

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

The warranties generally extend for twelve months from the date of start-up or eighteen months after shipment to the customer. Commensurate warranties are provided by engineered product suppliers, such as those of pumps, fans and valves, whose products are incorporated into our systems. Warranty accruals are established on the basis of anticipated future expenditures based on historical warranty claims experience. As specific warranty obligations are identified, they are charged to the accrual account. The following summarizes the accrual of product warranties that is recorded in the accompanying consolidated condensed balance sheets:

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	(unaudited)	Form 10-Q

NOTE 2: WARRANTY cont’d

For the Six
Months Ended
December 31, 2010
$

Opening balance	94,214
Payments made during the period	--
Warranty provision made during the period	--
Foreign exchange adjustments	5,544
Closing balance	99,758

NOTE 3: COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

	December 31, 2010	June 30, 2010
	$	$

Costs incurred on uncompleted contracts	25,713,493	27,629,728
Estimated earnings	8,025,370	7,254,724
	33,738,863	34,884,452
Less: Billings to date	(33,444,486)	(34,750,567)
	294,377	133,885

Included in accompanying consolidated condensed balance sheets under the following captions:

Deferred contract costs and unbilled revenues	885,063	486,512
Unearned revenue and contract advances	(590,686)	(352,627)
	294,377	133,885

NOTE 4: INCOME TAXES

Details of the provision for income taxes are as follows:

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009
	$	$	$	$
Current: - U.S.	500	--	500	--
- Canada	--	--	--	--
- Italian	--	(41,068)	--	27,594
- ITC - Canada	--	(35,412)	--	(35,412)
Total current taxes	500	(76,480)	500	(7,818)
Deferred: - U.S	(202,851)	(102,149)	(415,787)	(142,800)
- Canada	(52,563)	(34,351)	1,812	(55,470)
- Italian	75,345	(9,428)	1,052	(9,428)
Total deferred taxes	(180,069)	(145,928)	(412,923)	(207,698)

Income tax (recovery) provision	(179,569)	(222,408)	(412,423)	(215,516)

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	(unaudited)	Form 10-Q

NOTE 5: SHARE CAPITAL

On December 10, 2010 we consummated our registered rights offering that we had made to our existing stockholders of record as of November 8, 2010 to acquire one share of our common stock for each two shares then held by such persons at a price of $0.34 per share. Stockholders exercised subscription rights to acquire 1,601,611 shares and oversubscription rights to acquire an additional 1,814,447 shares, resulting in our sale of an aggregate of 3,416,058 newly issued shares and our receipt of gross proceeds of $1,161,460 (net proceeds of $855,427). Such proceeds were added to our working capital for marketing opportunities stemming from both recent and anticipated enactments by the U.S. Environmental Protection Agency (EPA) of more stringent emission standards and rules for certain hazardous air pollutants.

Pursuant to the terms of the 2008 Stock Plan, options to purchase 20,000 shares of common stock were granted to each of the five independent directors of our company (100,000 in total) who were elected to serve at the December 9, 2010 annual meeting of stockholders. Such options have an exercise price equal to the market value of our common stock at the close of business on December 9, 2010 ($0.31 per share [Black-Scholes fair value $0.21]), vest immediately and are exercisable for eight years from the date of grant.

Pursuant to the terms of the 2003 Stock Plan, options to purchase 25,000 shares of common stock were granted to each of our Chief Executive Officer, President and Chief Financial Officer (75,000 in total) at the December 9, 2010 board meeting. Such options have an exercise price equal to the market value of our common stock at the close of business on December 9, 2010 ($0.31 per share [Black-Scholes fair value $0.26]), vest in five years from the date of grant to our Chief Executive Officer and to our President and three years from the date of grant to our Chief Financial Officer and expire eight years from the date of grant.

Stock-based compensation expenses of $23,347 for the three months ended December 31, 2010 and $25,827 for the six months ended December 31, 2010 [$64,339 for the three months ended December 31, 2009 and $73,963 for six months ended December 31, 2009] are included as selling, general and administrative expenses in our financial statements.

A summary of the significant assumptions used in calculating the fair value of our stock option grants is as follows:

	Fiscal 2011 Grants		Fiscal 2010 Grants
	Independent	Executive	Independent	Executive
	Directors	Officers	Directors	Officers
	Dec 9, 2010	Dec 9, 2010	Dec 10, 2009	Dec 10, 2009
Expected dividends	0.00%	0.00%	0.00%	0.00%
Expected volatility	94.63%	111.04%	98.63%	110.84%
Risk-free interest rate	1.35%	1.35%	1.46%	2.33%
Expected term (years)	4.00	6.00	4.00	6.00
Forfeiture rate	0.00%	0.00%	0.00%	0.00%
Stock price on date of grant	$0.31	$0.31	$0.79	$0.79
Number of stock options granted	100,000	75,000	100,000	65,000
Fair value per option on date of grant	$0.21	$0.26	$0.54	$0.66

The following table summarizes activity of stock options granted under our 2000, 2003 and 2008 Stock Plans for the six months ended December 31, 2010:

			Weighted	Average
		Weighted	Average Grant	Remaining	Aggregate
		Average	Date Fair	Contractual	Intrinsic
	Shares	Exercise Price	Value	Life (In Years)	Value
Stock options outstanding at June 30, 2010	840,000	$0.8006	$0.5148	3.7	$14,000
Stock options expired	(180,000)	$0.7500	$0.4200
Stock options granted	175,000	$0.3100	$0.2229
Stock options exercised	0	$0.0000	$0.0000
Stock options outstanding at December 31, 2010	835,000	$0.7139	$0.4792	4.9	$0
Stock options exerciseable at December 31, 2010	695,000	$0.7504	$0.4881	4.4	$0

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value or the aggregate difference between the closing price of our common stock on December 31, 2010 of $0.27 and the excess over the exercise price for in-the-money options that would have been received by optionees if all options had been exercised on December 31, 2010.

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	(unaudited)	Form 10-Q

NOTE 6: EARNINGS PER SHARE

The following table sets forth the computation of (loss) per share. The effect of dilutive securities is included only when dilutive.

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	December 31,	December 31,	December 31,	December 31,
	2010	2009	2010	2009
	$	$	$	$
Numerator
Net (loss)	(939,311)	(297,958)	(1,378,151)	(280,731)
Denominator
Denominator for earnings per share - weighted average shares outstanding	15,926,427	15,138,054	15,563,084	15,137,005
Denominator for diluted earnings per share - adjusted weighted average shares and assumed conversions	15,926,427	15,138,054	15,563,084	15,137,005
Basic (loss) per share	($0.06)	($0.02)	($0.09)	($0.02)
Diluted (loss) per share	($0.06)	($0.02)	($0.09)	($0.02)

For the three and six month periods ended December 31, 2010 and 2009, we incurred net losses; therefore, the diluted loss per common share excludes the effects of all options outstanding, since their inclusion would be anti-dilutive.

NOTE 7: SEGMENT INFORMATION

	December 31, 2010	June 30, 2010
	$	$

Assets:
- OEM systems	3,839,686	4,164,909
- Aftermarket	1,247,737	1,234,829
- Other[1]	2,038,210	2,036,529
Total	7,125,633	7,436,267

1 – Cash and cash equivalents are not allocated between business segments.

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009
	$	$	$	$

Income (loss) before income taxes:
- OEM systems	(1,139,596)	(831,029)	(1,943,912)	(794,805)
- Aftermarket	20,716	310,663	153,338	298,558
Total	(1,118,880)	(520,366)	(1,790,574)	(496,247)

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	(unaudited)	Form 10-Q

NOTE 8: CONTINGENT LIABILITIES

On October 6, 2005 a statement of claim was filed against our company in the Ontario Superior Court of Justice (Canada) by Abuma Manufacturing Limited, one of our vendors, in which they claimed additional charges for work performed and refuted our claim for back charges on a specific project. The claim is for CAD $95,647 in respect of unpaid accounts, CAD $50,000 for aggravated, punitive and/or exemplary damages, interest on the past due accounts and costs of the action. It is our position that the claims are without merit and we have filed a statement of defense and counter-claim. Each company has filed an affidavit of documents and discovery of both has been conducted. Legal counsel for Abuma have filed their Trial Record (February 2011) indicating their readiness to proceed to trial. It is still our contention that the claims are without merit. As such, there is no accrual for an adverse outcome.

NOTE 9: CREDIT FACILITY

During fiscal 2010, we renewed a credit facility with a major Canadian bank for a total of USD $6.4 million, together with a demand loan for computer equipment. This facility includes a demand operating line of CAD $1.5 million secured by our receivables, a demand credit for standby letters of credit for USD $4.25 million secured by a general security interest in and lien upon our assets (including our patents) and guarantees provided by Export Development Canada on a fee-for-service basis, plus a demand credit for foreign exchange contracts for USD $750,000. At December 31, 2010 we had standby letters of credit for approximately $1.5 million ($2.0 million at June 30, 2010) in place with various customers in order to receive cash proceeds ahead of customer-specified milestones. Our term bank loan outstanding was $111,723 and there were no drawdowns against the operating or foreign exchange credit lines at December 31, 2010 (nil at June 30, 2010).

NOTE 10: FAIR VALUE MEASUREMENT

Fair value disclosure and interest rate risk

We did not have any financial instruments carried at fair value for which the fair value hierarchy disclosure is required. Long-Term Debt – Our long-term debt obligations bear interest at an annual interest rate of Canadian bank prime plus 1.25%. Total long-term debt outstanding as at December 31, 2010 amounted to $111,723 ($143,519 at June 30, 2010). The fair value of our long-term debt obligations are not materially different than their respective carrying values due to their relative short-term maturities and the borrowing rates available as of December 31, 2010 and June 30, 2010 for debt obligations with similar terms and conditions are consistent with the interest rates charged on the long-term debt. Note that interest rate fluctuations may impact the total owing on long-term debt.

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

We conduct business in Canadian, US and European currency to accommodate customers and mitigate our exchange risk through matching the sales currency with the supplier currency where practical. Environmental awareness, government regulations and our sales efforts drive the demand for our technologies. Geographic diversification and industry diversification contribute to market scope and strategies for growth. We are committed to developing innovative product offerings and forming technology partnerships, in response to new and existing regulations to better address demands for a greener industry and a reduction in consumption of non-renewable resources.

In the midst of the accelerated worldwide push for a cleaner world, we have two objectives: to increase shareholder value and deliver clean-air solutions to our customers We believe that the trend toward a cleaner environment will continue through a confluence of government regulations and public pressure, increasing the demand for our products and supporting our plans for growth.

Q2 Operating Results

Our low backlog of orders at the end of our 2010 fiscal year carried into our current fiscal year, and when coupled with low bookings in the first quarter of our current fiscal year, has resulted in disappointing operating results. Revenues decreased by 51% to $1.7 million in the three months ended December 31, 2010 over the same period ending December 31, 2009. In these comparable periods, gross profit decreased 74% to $230,666 and before-tax income decreased 115% to a loss of $1,118,880. Our backlog of orders at December 31, 2010 was approximately $8.4 million compared to $2.3 million at December 31, 2009. The increased activity in inquiries and interest in our range of products that we disclosed in our quarterly report on Form 10-Q for the three month fiscal period ended September 30, 2010 has yielded orders totaling $8.1 million in the six month period ended December 31, 2010. These orders, generally, are unrelated to both recently enacted and anticipated US EPA regulations, which are expected to influence new projects going forward.

Markets

We have continued to work on long term strategies to enhance our technologies, establish marketing agreements for complimentary products and develop international growth markets. These efforts have resulted in an increase in orders from international markets and we anticipate that this trend will continue for the proximate future.

We believe that economic recovery and new regulations will increase demand for our products in our established markets. A significant part of our business has relied historically on environmental regulation to drive demand for our products and systems. To compliment this, and to potentially reduce our exposure to cyclical changes in regulatory enactments and enforcement, we have focused on several new developments that offer our customers pollution control products with an economic payback and a very competitive advantage to former equipment solutions supplied by others. These new technologies in prototype stages have already contributed over $4 million to our revenues in the past 19 months and they are expected to become mainstream products for our company in fiscal 2012.

Environmental Regulation

Government initiatives taken to mitigate effects of air pollution are the primary driver for the air pollution control technology market.

The EPA’s newest regulations are expected to increase the demand for our products. Regulations for reduction of sulfur dioxide emissions, which went into effect on August 23, 2010 for coal-fired power plants, pulp and paper mills, metallurgical smelters and cement kilns, and Portland Cement MACT, designed to reduce hazardous air pollutants from the cement industry, went into effect on November 8, 2010. Boiler MACT (Maximum Achievable Control Technology) regulations for industrial boiler emissions control are expected to be published in the public registry on February 23, 2011 and would become law 60 days thereafter. We believe that these recently enacted and anticipated regulations will affect industries in which TurboSonic has years of experience, a large client base, and proven technologies for compliance.

New Technology

Our first US installation of Catalytic Gas Treatment (CGT™), a new patented technology to which TurboSonic has exclusive worldwide marketing rights, has been successfully demonstrated to exceed performance requirements and guarantees. There is now considerable interest in CGT technology by industry in Europe and North America due to the many benefits of the technology. It operates with a catalyst and replaces traditional equipment operated by natural gas fuel to provide significant consumption savings. Regulators support CGT technology to eliminate use of non-renewable fuels for destruction of volatile organic compounds, which produce large volumes of combustion related greenhouse gas emissions.

Three Months ended December 31, 2010 Compared with Three Months ended December 31, 2009

3 MONTH COMPARATIVE INCOME STATEMENTS AT DECEMBER 31, 2010 AND 2009

	Fiscal 2011	% to		Fiscal 2010	% to		Increase (Decrease)
		Total			Total
	$	Revenue		$	Revenue		$	%
Contract revenue & sales
OEM Systems	833,197	49%		2,341,991	67%		(1,508,794)	(64%	)
Aftermarket parts & retrofits	868,456	51%		1,162,851	33%		(294,395)	(25%	)
	1,701,653	100%		3,504,842	100%		(1,803,189)	(51%	)
Contract costs & cost of sales
OEM Systems	840,197	49%		1,974,979	57%		(1,134,782)	(57%	)
Aftermarket parts & retrofits	630,790	37%		637,212	18%		(6,422)	(1%	)
	1,470,987	86%		2,612,191	75%		(1,141,204)	(44%	)
Gross profit
OEM Systems	(7,000)	0%		367,012	10%		(374,012)	(102%	)
Aftermarket parts & retrofits	237,666	14%		525,639	15%		(287,973)	(55%	)
	230,666	14%		892,651	25%		(661,985)	(74%	)
Gross profit %
OEM Systems	(1% )			16%
Aftermarket parts & retrofits	27%			45%
Expenses
Selling, general & administrative	1,291,661	76%		1,322,250	38%		(30,589)	(2%	)
Research & development costs	15,290	1%		41,443	1%		(26,153)	(63%	)
Depreciation	42,342	2%		49,911	1%		(7,569)	(15%	)
	1,349,293	79%		1,413,604	40%		(64,311)	(5%	)
(Loss) from operations	(1,118,627)	(66%	)	(520,953)	(15%	)	(597,674)	115%
Other (income) expense
Interest, net	253	0%		(587)	0%		(840)	(143%	)
(Loss) before taxes	(1,118,880)	(66%	)	(520,366)	(15%	)	(598,514)	(115%	)
(Recovery of) income taxes	(179,569)	(11%	)	(222,408)	(6%	)	42,839	(19%	)
Net (loss)	(939,311)	(55%	)	(297,958)	(9%	)	(641,353)	(215%	)
Foreign currency translation adjustment	120,530	7%		41,096	2%		79,434	(193%	)
Comprehensive (loss)	(818,781)	(48%	)	(256,862)	(7%	)	(561,919)	(219%	)

OEM systems revenue decreased 64% for the three-month period ended December 31, 2010 over the comparable period ended December 31, 2009. This was primarily due to the low level of orders in the fiscal 2011 opening backlog. New orders in our second fiscal quarter will contribute to revenues over the next several quarters.

OEM orders booked were $0.8 million in Q1 and $7.3 million in Q2 for a total of $8.1 million for the six months ended December 31, 2010. Revenues are generally recognized on the percentage of completion method for OEM products, with completion ranging over a production period of 6 to 12 months depending on the scope and terms of the contract. Of the $8.1 million in orders, under $100,000 had been recognized as revenue by December 31, 2010, as the contracts were just underway. The balance of OEM revenue for the period was recognized from the opening order backlog for the fiscal year.

The cost of sales for OEM systems decreased 57% for the three month period ended December 31, 2010 over the comparable period in the prior year, which reflects the decreased revenue volume in the second quarter of fiscal 2011.

As a result, gross profit on OEM systems in the second quarter of fiscal 2011 was 0% and in the same comparable period in fiscal 2009 was 10%. OEM systems contributed a negative gross profit of $7,000 in the second quarter of fiscal 2011 and a positive gross margin of $367,012 (10% of total revenue) for the same period in fiscal 2010. This low margin for the second quarter of fiscal 2011 was an isolated cost overrun on a contract.

Aftermarket revenues decreased 25% for the three-month period ended December 31, 2010 over the same period in the prior fiscal year. This also reflected a decline in orders. Aftermarket orders (spare parts, components, service) are recognized as revenue in the month of completion, usually the first or second month from order. Revenues for aftermarket products were $0.8 million for the second quarter of fiscal 2011.

The cost of sales for Aftermarket products decreased 1% for the three-month period ended December 31, 2010 over the same period in fiscal 2010. Gross profit on aftermarket products decreased 55% for the three-month period ended December 31, 2010. Of this gross profit reduction, 28% was attributable to reduced revenue in fiscal 2011, 6% to a large service project at reduced margin, and 66% to favorable variances in fiscal 2010 not repeated in the current fiscal period.

Selling, general and administrative expenses decreased $30,589 (2%) for the three-month period ended December 31, 2010 over the same period in the prior year. As a percentage of total revenue, selling, general and administrative expenses were 76% of total revenue for the three-month period ended December 31, 2010 compared to 38% of total revenue in the comparable period in fiscal 2010. Research and development costs decreased $26,153 (63%) for the three-month period ended December 31, 2010 compared to the same period one year ago, due to decreased project activity. Depreciation of $42,342 was recorded in the current quarter compared to $49,911 for the same period one year earlier.

Loss before taxes of $1,118,880 for the three-month period ended December 31 2010 exceeded the loss of $520,366 in the comparable period in the prior year. The loss reflects lower sales volume and lower gross profit achieved in the second quarter of fiscal 2011 compared to those recorded in the second quarter of fiscal 2010.

Recovery of income taxes for the second quarter of fiscal 2011 was $179,569 compared to recovery of income taxes of $222,408 for the comparable period in fiscal 2010 as the result of the losses from operations in both comparable periods.

The foreign currency translation adjustment reflects the exchange values for our Canadian dollar and Euro accounts converted to US dollars. The statement of comprehensive income reflects an increase in the carrying value of these accounts of $120,530 during the second quarter of fiscal 2011 while the stockholders’ equity carries the cumulative value of currency exchange for balance sheet accounts.

Six Months ended December 31, 2010 Compared with Six Months ended December 31, 2009

6 MONTH COMPARATIVE INCOME STATEMENTS AT DECEMBER 31, 2010 AND 2009

	Fiscal 2011	% to		Fiscal 2010	% to		Increase (Decrease)
		Total			Total
	$	Revenue		$	Revenue		$	%
Contract revenue & sales
OEM Systems	2,534,567	59%		9,292,651	84%		(6,758,084)	(73%	)
Aftermarket parts & retrofits	1,730,202	41%		1,724,779	16%		5,423	0%
	4,264,769	100%		11,017,430	100%		(6,752,661)	(61%	)
Contract costs & cost of sales
OEM Systems	2,340,112	55%		7,908,887	72%		(5,568,775)	(70%	)
Aftermarket parts & retrofits	1,157,388	27%		1,049,255	9%		108,133	10%
	3,497,500	82%		8,958,142	81%		(5,460,642)	(61%	)
Gross profit
OEM Systems	194,455	5%		1,383,764	13%		(1,189,309)	(86%	)
Aftermarket parts & retrofits	572,814	13%		675,524	6%		(102,710)	(15%	)
	767,269	18%		2,059,288	19%		(1,292,019)	(63%	)
Gross profit %
OEM Systems	7.7%			14.9%
Aftermarket parts & retrofits	33.1%			39.2%
Expenses
Selling, general & administrative	2,448,454	57%		2,346,822	21%		101,632	4%
Research & development costs	26,362	1%		114,219	1%		(87,857)	(77%	)
Depreciation	82,316	2%		96,452	1%		(14,136)	(15%	)
	2,557,132	60%		2,557,493	23%		(361)	0%
(Loss) from operations	(1,789,863)	(42%	)	(498,205)	(5%	)	(1,291,658)	259%
Other (income) expense
Interest, net	711	0%		(1,958)	0%		(2,669)	(136%	)
(Loss) before taxes	(1,790,574)	(42%	)	(496,247)	(5%	)	(1,294,327)	261%
(Recovery of) income taxes	(412,423)	(102%	)	(215,516)	(2%	)	(196,907)	91%
Net (loss)	(1,378,151)	(32%	)	(280,731)	(3%	)	(1,097,420)	(391%	)
Foreign currency translation adjustment	203,436	5%		271,056	3%		(67,620)	(25%	)
Comprehensive (loss)	(1,174,715)	(27%	)	(9,675)	(0%	)	(1,165,040)	(12042%	)

OEM systems revenue decreased 73% for the six month period ended December 31, 2010 over the same comparable period in fiscal 2009. This was primarily due to the low level of orders in the fiscal 2011 opening backlog. The cost of sales for OEM systems decreased 70% for the six month period ended December 31, 2010 over the same comparable period in the prior year, which reflects the decreased revenue volume in the first six months of fiscal 2011.

As discussed in the three month comparison, OEM orders booked were $0.8 million in Q1 and $7.3 million in Q2 for a total of $8.1 million for the six months ended December 31, 2010. Of the $8.1 million in orders, under $100,000 had been recognized as revenue by December 31, 2010, as the contracts were just underway. The balance of OEM revenue for the period was recognized from the opening order backlog for the fiscal year.

The cost of sales for OEM systems decreased 70% for the six month period ended December 31, 2010 over the same period in the prior year, which reflects the decreased revenue volume in the first six months of fiscal 2011.

As a result, gross profit on OEM systems in the first half of fiscal 2011 was 7.7% and in the same comparable period in fiscal 2010 was 14.9%. Relative to total revenue for our company, OEM Systems contributed gross profit of $194,455 (4.6%) in the first half of fiscal 2011 and $1,383,764 (12.6%) for the same comparable period in fiscal 2010. These results are due to a few small OEM contracts in process from the fiscal 2011 opening backlog and are not indicative of usual performance with more normal order levels.

Aftermarket revenues were relatively unchanged for the six month period ended December 31, 2010 over the same period in the prior fiscal year. Revenues for aftermarket products were $1.7 million for both fiscal periods.

The cost of sales for Aftermarket products increased 10% for the six month period ended December 31, 2010 over the same period in fiscal 2010, which reflects a lower gross profit return of 33% in fiscal 2011 compared to 39% in fiscal 2010. This change was due to lower gross profit percentages on spare parts, as the result of favorable variances in fiscal 2010 not repeated in the current fiscal period. The gross profit attributable to Aftermarket increased to 13% of total revenue for the six month period ended December 31, 2010 from 6% in the same period in fiscal 2010. This percentage change was the result of the decreased total revenue and gross profit in the six-month period ended December 31, 2010.

Selling, general and administrative expenses increased $101,632 (4%) for the six-month period ended December 31, 2010 over the prior fiscal year. This increase was primarily due to increased professional fees for financing studies conducted in the period. As a percentage of total revenue, selling, general and administrative expenses were 57% for the six-month period ended December 31, 2010 compared to 21% in the comparable period in fiscal 2010. Research and development costs decreased $87,857 (77%) for the six month period ended December 31, 2010 compared the same period one year ago. The decrease is the result of lower project expenses commenced in the current fiscal year. Depreciation of $82,316 was recorded in the current half year compared to $96,452 for the same period one year earlier.

Loss before taxes of $1,790,574 for the six-month period ended December 31, 2010 compares to a loss of $496,247 for the comparable period in the prior year. This increase in loss of $1,294,327 reflects lower revenue values and lower gross profit achieved in the first half of fiscal 2011 compared to those recorded in the first half of fiscal 2010.

Recovery of income taxes for the first six months of fiscal 2011 was $412,423 compared to a recovery of income taxes of $215,516 for the comparable period in fiscal 2010 as the result of the decreased OEM revenue and gross profit.

The foreign currency translation adjustment reflects the exchange values for Canadian dollar and Euro accounts on the balance sheet converted to US dollars. The statement of comprehensive loss reflects a decrease in the carrying value of these accounts of $203,436 during the first six months of fiscal 2011 while the stockholders’ equity carries the cumulative value of currency exchange for balance sheet accounts.

Liquidity and Capital Resources

Cash Summary	December 31, 2010	December 31, 2009
	$	$
Cash provided by (applied to):
Operations	(910,608)	(3,767,912)
Purchase of equipment	(22,089)	(43,532)
Repayment of capital leases and long-tem debt	(40,553)	(38,873)
Effect of exchange rate changes on cash and cash equivalents	119,504	261,168
Net proceeds from issue of shares	855,427	--
Net cash provided (applied) during the period	1,681	(3,589,149)
Cash and cash equivalents - beginning of period	2,036,529	5,621,166
Cash and cash equivalents - end of period	2,038,210	2,032,017

Working Capital Summary	December 31, 2010	December 31, 2009
Current assets	5,089,548	9,001,862
Current liabilities	2,145,767	4,228,183
Net working capital	2,943,781	4,773,679
Current ratio	2.37	2.13

Summary of Contracts in Progress	December 31, 2010	December 31, 2009
Contract value completed and to be invoiced	885,063	1,884,331
Contract advances invoiced	(590,686)	(1,364,651)
Net contracts in progress	294,377	519,680

Contract Backlog
Contract value to be recognized as revenue	8,400,000	2,300,000

During the six-month period ended December 31, 2010, cash of $910,608 was applied to operations while during the six months in fiscal 2010, cash of $3,767,912 was applied to operations. The net change in cash flows applied to operations was due primarily to improved positions in accounts payable and unearned revenue and contract advances in the current fiscal period.

On December 10, 2010 we consummated our registered rights offering that we had made to our existing stockholders of record as of November 8, 2010 to acquire one share of our common stock for each two shares then held by such persons at a price of $0.34 per share. Stockholders exercised subscription rights to acquire 1,601,611 shares and oversubscription rights to acquire an additional 1,814,447 shares, resulting in our sale of an aggregate of 3,416,058 newly issued shares and our receipt of gross proceeds of $1,161,460 (net proceeds of $855,427). Such proceeds were added to our working capital for marketing opportunities stemming from both recent and anticipated enactments by the U.S. Environmental Protection Agency (EPA) of more stringent emission standards and rules for certain hazardous air pollutants.

Our working capital position decreased to $2.9 million at December 31, 2010 from $4.8 million at December 31, 2009, after accounting for the $0.9 million in net proceeds of the fiscal 2011 rights offering. The current ratio increased from 2.13:1 as at December 31, 2009 to 2.37:1 at December 31, 2010.

Our contract payment terms provide for funding the progression of work to the point of delivery. A final holdback amount is often dependent on commissioning, specified performance criteria or a fixed time of operations. At any point in time, the contracts in process with costs that exceed invoicing may be greater than the contracts that have been invoiced in advance of performance. At December 31, 2010 and December 31, 2009, the net position of contracts in progress is an investment of $294,377 and $519,680 respectively.

During fiscal 2010, we renewed a credit facility with a major Canadian bank for a total of USD $6.4 million, together with a demand loan for computer equipment. This facility includes a demand operating line of CAD $1.5 million secured by our receivables, a demand credit for standby letters of credit for USD $4.25 million secured by a general security interest in and lien upon our assets (including our patents) and guarantees provided by Export Development Canada on a fee-for-service basis, plus a demand credit for foreign exchange contracts for USD $750,000. At December 31, 2010 we had standby letters of credit for approximately $1.5 million ($2.0 million at June 30, 2010) outstanding with various customers in order to receive cash proceeds ahead of customer-specified milestones. Our term bank loan outstanding was $111,723 and there were no drawdowns against the operating line of credit or outstanding foreign exchange contracts at December 31, 2010 (nil at June 30, 2010).

Our backlog as at December 31, 2010 was approximately $8.4 million, compared to the December 31, 2009 backlog of $2.3 million, with approximately 65% expected to convert to revenue by June 30, 2011. We can offer no assurances that backlog will be replicated, increased or converted at current value into revenues in the future.

Based on our cash position at December 31, 2010, borrowings available pursuant to the operating line of credit, our recent increase in bookings and backlog, and anticipated sales orders through fiscal 2011, we believe that we will have sufficient capital resources to support operations through December 31, 2011.

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

ITEM 4: CONTROLS AND PROCEDURES

Our management has carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2010. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2010.

There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

Not applicable.

ITEM 1A: RISK FACTORS

There have been no material changes in the risk factors from those disclosed in Item 1A of our annual report on Form 10-K for the year ended June 30, 2010.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. RESERVED

ITEM 5: OTHER INFORMATION

On February 15, 2011, we issued a press release announcing our financial results for the three and six months ended December 31, 2010. A copy of the press release is being furnished as Exhibit 99.1 to this report and incorporated herein by reference.

ITEM 6: EXHIBITS

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification
Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification
Exhibit 32.1	Section 1350 Certifications
Exhibit 99.1	Earnings Press Release dated February 15, 2011

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 22, 2011

TURBOSONIC TECHNOLOGIES, INC.

By: /s/ Carl A. Young
Carl A. Young
Chief Financial Officer