Form 10-Q
period 2011-03-31
TURBOSONIC TECHNOLOGIES INC
filed 2011-05-16
CIK 900393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

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

[_] Yes [_] No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

[_] Large accelerated filer	[_] Accelerated filer	[_] Non-accelerated filer	[X] Smaller reporting company

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[_] Yes [X] No

As of May 13, 2011, there were 18,554,112 shares of common stock outstanding.

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES

FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2011

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION	PAGE

Item 1. Financial Statements	3
Consolidated Condensed Statements of (Loss) and Comprehensive Income (Loss) (unaudited) for the Three and Nine Month Periods Ended March 31, 2011 and 2010
Consolidated Condensed Balance Sheets (unaudited) at March 31, 2011 and June 30, 2010	4
Consolidated Condensed Statements of Cash Flows (unaudited) for the Nine Month Periods Ended March 31, 2011 and 2010	5
Notes to Consolidated Condensed Financial Statements (unaudited)	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3. Quantitative and Qualitative Disclosures about Market Risk	14
Item 4. Controls and Procedures	15

PART II
OTHER INFORMATION

Item 1. Legal Proceedings	16
Item 1A. Risk Factors	16
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3. Defaults upon Senior Securities	16
Item 4. Reserved	16
Item 5. Other Information	16
Item 6. Exhibits	16

All dollar amounts set forth in this report are in United States dollars, except where otherwise indicated.

Forward-Looking Statements

Forward-looking statements in this report, including without limitation, statements relating to our plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that such forward-looking statements involve risks and uncertainties, such as our dependence on environmental regulation to drive sales, the concentration of our revenues among a small group of customers, and economic downturns and other factors that may negatively affect our customers’ demands for our products. These risks and uncertainties could cause actual results to differ materially from those expressed therein. In evaluating these statements, you should specifically consider the risks discussed in this report, our Annual Report on Form 10-K for the fiscal year ended June 30, 2010 and other reports or documents that we have filed from time to time with the SEC. Our statements are based upon information known to us as of the date this report is filed with the SEC, and we assume no obligation to update or alter our forward-looking statements within this report, whether as a result of new information, future events or otherwise, except when required by applicable federal securities laws.

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	(unaudited)	Form 10-Q

PART I: FINANCIAL INFORMATION

ITEM 1

CONSOLIDATED CONDENSED STATEMENTS OF (LOSS)
AND COMPREHENSIVE INCOME (LOSS)

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010
	$	$	$	$
CONTRACT REVENUE AND SALES
OEM systems revenue	3,199,741	1,365,205	5,721,206	10,667,381
Aftermarket revenue	832,206	717,304	2,575,510	2,432,558
	4,031,947	2,082,509	8,296,716	13,099,939

CONTRACT COSTS AND COST OF SALES
OEM systems contract costs and costs of sales	2,398,853	1,095,657	4,738,965	9,004,543
Aftermarket contract costs and costs of sales	485,064	434,641	1,642,452	1,483,897
	2,883,917	1,530,298	6,381,417	10,488,440
Gross profit excluding depreciation and amortization	1,148,030	552,211	1,915,299	2,611,499

EXPENSES
Selling, general and administrative	1,164,587	1,361,798	3,613,041	3,708,620
Research and development	36,119	55,840	62,481	170,059
Depreciation and amortization	43,995	34,350	126,311	130,802
	1,244,701	1,451,988	3,801,833	4,009,481

(Loss) from operations	(96,671)	(899,777)	(1,886,534)	(1,397,982)
Interest (expense)	(1,656)	(2,141)	(2,367)	(183)
(Loss) before income taxes	(98,327)	(901,918)	(1,888,901)	(1,398,165)
(Recovery of) income taxes [Note 4]	(63,228)	(397,177)	(475,651)	(612,695)
Net (loss)	(35,099)	(504,741)	(1,413,250)	(785,470)

Other comprehensive income
Foreign currency translation adjustment	36,868	113,268	240,304	384,324
Comprehensive income (loss)	1,769	(391,473)	(1,172,946)	(401,146)

Weighted average number of shares	18,554,112	15,138,054	16,533,873	15,137,005
Diluted weighted average number of shares [Note 6]	18,554,112	15,138,054	16,533,873	15,137,005

Basic (loss) per share [Note 6]	0.00	(0.03)	(0.09)	(0.05)
Diluted (loss) per share [Note 6]	0.00	(0.03)	(0.09)	(0.05)

See accompanying notes

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	(unaudited)	Form 10-Q

CONSOLIDATED CONDENSED BALANCE SHEETS

	March 31, 2011	June 30, 2010
	$	$
ASSETS
Current assets:
Cash and cash equivalents	2,354,299	2,036,529
Accounts receivable, net of allowance for doubtful accounts of $1,699 and $41,032	1,920,324	2,251,476
Retentions receivable	396,852	709,554
Deferred contract costs and unbilled revenue [Note 3]	1,423,824	486,512
Inventories	138,042	96,410
Income taxes receivable	632	111,481
Other current assets	100,192	79,995
Total current assets	6,334,165	5,771,957

Property and equipment, less accumulated depreciation and amortization	157,655	230,155
Goodwill	398,897	398,897
Deferred income taxes	1,505,626	1,021,343
Other assets	14,224	13,915
	2,076,402	1,664,310
Total assets	8,410,567	7,436,267

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	1,416,852	814,567
Accrued compensation	431,260	260,042
Accrued charges	529,187	525,902
Accrued warranty provision [Note 2]	103,445	94,214
Unearned revenue and contract advances [Note 3]	888,392	352,627
Long-term debt, current portion [Note 10]	93,116	78,283
Total current liabilities	3,462,252	2,125,635

Long-term debt [Note 10]	--	65,236
	3,462,252	2,190,871

Stockholders’ equity
Authorized share capital
30,000,000 common shares, par value $0.10 per share
1,500 preferred shares, no par value
Issued share capital
18,435,773 common shares [14,982,542 at June 30, 2010]	2,900,434	2,558,806
118,339 common shares reserved for the conversion of the subsidiary’s Class B exchangeable shares [155,512 at June 30, 2010]
Additional paid – in capital [Note 5]	4,197,906	3,663,669
	7,098,340	6,222,475
Accumulated other comprehensive income	992,414	752,110
Accumulated deficit	(3,142,439)	(1,729,189)

Total stockholders’ equity	4,948,315	5,245,396

Total liabilities and stockholders’ equity	8,410,567	7,436,267

See accompanying notes

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	(unaudited)	Form 10-Q

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine	For the Nine
	Months Ended	Months Ended
	March 31, 2011	March 31, 2010
	$	$

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	(1,413,250)	(785,470)
Add charges to operations not requiring a current cash payment:
Stock-based compensation	29,329	76,884
Depreciation and amortization	126,311	130,802
Deferred income tax	(476,271)	(330,730)
Changes in non-cash assets and liabilities related to operations:
Decrease in accounts receivable	528,813	3,614,298
Decrease (increase) in retentions receivable	342,341	(406,059)
(Increase) in inventories	(30,839)	(3,745)
(Increase) in deferred contract costs and unbilled revenue	(881,766)	(777,434)
Increase in income taxes receivable	116,414	--
(Increase) in other current assets	(16,183)	(24,187)
Increase (decrease) in accounts payable	513,905	(2,589,451)
Increase (decrease) in accrued compensation	135,038	(311,888)
(Decrease) in accrued charges	(39,813)	(54,186)
Increase (decrease) in unearned revenue and contract advances	484,769	(1,464,409)
(Decrease) in income taxes payable	--	(620,989)

Cash (applied to) operating activities	(581,202)	(3,546,564)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(34,135)	(44,903)
Cash (applied to) investing activities	(34,135)	(44,903)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of obligations under long-term debt and capital lease obligations	(61,766)	(58,786)
Net proceeds from issuance of shares under 2010 rights offering	855,427	--
Cash provided by (applied to) financing activities	793,661	(58,786)

Effect of exchange rate changes on cash and cash equivalents	139,446	348,400

Cash provided (applied) during the period	317,770	(3,301,853)
Cash and cash equivalents – beginning of period	2,036,529	5,621,166
Cash and cash equivalents – end of period	2,354,299	2,319,313

Supplemental cash flow information:
Interest paid	(5,395)	(6,338)
Interest received	3,028	5,557
Income taxes paid	620	(330,293)

See accompanying notes

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	(unaudited)	Form 10-Q

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

The unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the information and footnotes required in annual consolidated financial statements. The unaudited consolidated condensed financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the three and nine month periods ended March 31, 2011 are not necessarily indicative of the results that may be expected for the full year ending June 30, 2011. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2010.

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

In October 2009, the FASB issued ASU 2009-13, -Multiple Deliverable Revenue Arrangements - a consensus of the FASB Emerging Issues Task Force (“ASU 2009-13”). ASU 2009-13 amends ASC Subtopic 605-25 - Revenue Recognition: Multiple-Element Arrangements (“ASC Subtopic 605-25”). Specifically ASU 2009-13 amends the criteria for separating consideration in multiple-deliverable arrangements and establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. The guidance eliminates the use of the residual method, requires entities to allocate revenue using the relative-selling-price method, and significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010, which is our fiscal year beginning July 1, 2010. The adoption of ASU 2009-13 effective July 1, 2010 has not had a material impact on our company.

NOTE 2: WARRANTY

As part of the normal sale of OEM systems, we have provided our customers with performance guarantees and product warranties. Most of our OEM system sales contain a performance guarantee to ensure our custom-engineered equipment provided to our clients meets the level of performance anticipated. Performance tests for projects are completed and resolved to the client’s satisfaction prior to final acceptance and closure of the contract. Expenses incurred to that time are treated as project costs.

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

NOTE 2: WARRANTY cont’d

For the Nine
Months Ended
March 31, 2011
$

Opening balance	94,214
Payments made during the period	(12,540)
Warranty provision made during the period	12,540
Foreign exchange adjustments	9,231
Closing balance	103,445

NOTE 3: COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

	March 31, 2011	June 30, 2010
	$	$

Costs incurred on uncompleted contracts	22,145,299	27,629,728
Estimated earnings	7,830,155	7,254,724
	29,975,454	34,884,452
Less: Billings to date	(29,440,022)	(34,750,567)
	535,432	133,885

Included in accompanying consolidated condensed balance sheets under the following captions:

Deferred contract costs and unbilled revenues	1,423,824	486,512
Unearned revenue and contract advances	(888,392)	(352,627)
	535,432	133,885

NOTE 4: INCOME TAXES

Details of the recovery of income taxes are as follows:

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010
	$	$	$	$
Current: - U.S.	120	--	620	--
- Canada	--	(18,672)	--	(18,672)
- Italian	--	(148,246)	--	(130,081)
- ITC - Canada	--	(34,058)	--	(133,212)
Total current taxes	120	(200,976)	620	(281,965)
Deferred: - U.S	142,280	(191,974)	(273,507)	(334,774)
- Canada	(205,628)	(4,227)	(203,816)	4,044
- Italian	--	--	1,052	--
Total deferred taxes	(63,348)	(196,201)	(476,271)	(330,730)
Income tax (recovery)	(63,228)	(397,177)	(475,651)	(612,695)

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	(unaudited)	Form 10-Q

NOTE 5: SHARE CAPITAL

On December 10, 2010 we completed a registered rights offering, which offered stockholders of record as of November 8, 2010 the right to acquire one share of our common stock for each two shares then held by such persons at a price of $0.34 per share. Stockholders exercised subscription rights to acquire 1,601,611 shares and oversubscription rights to acquire an additional 1,814,447 shares, resulting in our sale of an aggregate of 3,416,058 shares of common stock and our receipt of gross proceeds of $1,161,460 (net proceeds of $855,427). Such proceeds were added to our working capital for marketing opportunities stemming from both recent and anticipated enactments by the U.S. Environmental Protection Agency (EPA) of more stringent emission standards and rules for certain hazardous air pollutants.

Pursuant to the terms of our 2008 Stock Plan, options to purchase 20,000 shares of common stock were granted to each of the five independent directors of our company (100,000 shares in total) who were elected to serve at the December 9, 2010 annual meeting of stockholders. Such options have an exercise price equal to the market value of our common stock at the close of business on December 9, 2010 ($0.31 per share [Black-Scholes fair value $0.21]), vest immediately and are exercisable for eight years from the date of grant.

Pursuant to the terms of our 2003 Stock Plan, options to purchase 25,000 shares of common stock were granted to each of our Chief Executive Officer, President and Chief Financial Officer (75,000 shares in total) at the December 9, 2010 board meeting. Such options have an exercise price equal to the market value of our common stock at the close of business on December 9, 2010 ($0.31 per share [Black-Scholes fair value $0.26]), vest in five years from the date of grant to our Chief Executive Officer and to our President and three years from the date of grant to our Chief Financial Officer and expire eight years from the date of grant.

Stock-based compensation expenses of $3,502 for the three months ended March 31, 2011 and $29,329 for the nine months ended March 31, 2011 [$2,921 for the three months ended March 31, 2010 and $76,884 for nine months ended March 31, 2010] are included as selling, general and administrative expenses in our financial statements.

A summary of the significant assumptions used in calculating the fair value of our stock option grants is as follows:

	Fiscal 2011 Grants		Fiscal 2010 Grants
	Independent	Executive	Independent	Executive
	Directors	Officers	Directors	Officers
	Dec 9, 2010	Dec 9, 2010	Dec 10, 2009	Dec 10, 2009
Expected dividends	0.00%	0.00%	0.00%	0.00%
Expected volatility	94.63%	111.04%	98.63%	110.84%
Risk-free interest rate	1.35%	1.35%	1.46%	2.33%
Expected term (years)	4.00	6.00	4.00	6.00
Forfeiture rate	0.00%	0.00%	0.00%	0.00%
Stock price on date of grant	$0.31	$0.31	$0.79	$0.79
Number of stock options granted	100,000	75,000	100,000	65,000
Fair value per option on date of grant	$0.21	$0.26	$0.54	$0.66

The following table summarizes activity of stock options granted under our 2000, 2003 and 2008 Stock Plans for the nine months ended March 31, 2011:

				Average
		Weighted	Weighted	Remaining	Aggregate
		Average	Average Grant	Contractual	Intrinsic
	Shares	Exercise Price	Date Fair Value	Life (In Years)	Value
Stock options outstanding at June 30, 2010	840,000	$0.8006	$0.5148	3.7	$14,000
Stock options expired	(180,000)	$0.7500	$0.4200
Stock options granted	175,000	$0.3100	$0.2229
Stock options exercised	0	$0.0000	$0.0000
Stock options outstanding at March 31, 2011	835,000	$0.7139	$0.4792	4.8	$39,200
Stock options exerciseable at March 31, 2011	695,000	$0.7504	$0.4881	4.7	$30,200

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value or the aggregate difference between the closing price of our common stock on March 31, 2011 of $0.43 and the exercise price for in-the-money options that would have been received by optionees if all options had been exercised on March 31, 2011.

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	(unaudited)	Form 10-Q

NOTE 6: EARNINGS PER SHARE

The following table sets forth the computation of (loss) per share. The effect of dilutive securities is included only when dilutive.

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010
	$	$	$	$
Numerator
Net (loss)	(35,099)	(504,741)	(1,413,250)	(785,470)
Denominator
Denominator for earnings per share - weighted average shares outstanding	18,554,112	15,138,054	16,533,873	15,137,005
Denominator for diluted earnings per share - adjusted weighted average shares and assumed conversions	18,554,112	15,138,054	16,533,873	15,137,005
Basic (loss) per share	$0.00	($0.03)	($0.09)	($0.05)
Diluted (loss) per share	$0.00	($0.03)	($0.09)	($0.05)

For the three and nine month periods ended March 31, 2011 and 2010, we incurred net losses; therefore, the diluted loss per common share excludes the effects of all options outstanding, since their inclusion would be anti-dilutive.

NOTE 7: SEGMENT INFORMATION

	March 31, 2011	June 30, 2010
	$	$

Assets:
- OEM systems	4,781,750	4,164,909
- Aftermarket	1,274,518	1,234,829
- Other[1]	2,354,299	2,036,529
Total	8,410,567	7,436,267

1 – Cash and cash equivalents are not allocated between business segments.

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010
	$	$	$	$

Income (loss) before income taxes:
- OEM systems	(249,166)	(944,549)	(2,206,248)	(1,729,885)
- Aftermarket	150,839	42,631	317,347	331,720
Total	(98,327)	(901,918)	(1,888,901)	(1,398,165)

NOTE 8: CONTINGENT LIABILITIES

On October 6, 2005 a statement of claim was filed against our company in the Ontario Superior Court of Justice (Canada) by Abuma Manufacturing Limited, one of our vendors, in which it claimed additional charges for work performed and refuted our claim for back charges on a specific project. Its claims are for CAD $95,647 in respect of unpaid accounts, CAD $50,000 for aggravated, punitive and/or exemplary damages, interest on the past due accounts and costs of the action. It is our position that the claims are without merit and we have filed a statement of defense and counter-claim. Each company has filed an affidavit of documents and discovery of both has been conducted. Legal counsel for Abuma has filed its Trial Record (February 2011) indicating its readiness to proceed to trial and a court meeting is set for mid-May 2011 to schedule such a trial date. It is still our contention that the claims are without merit. As such, there is no accrual for an adverse outcome.

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	(unaudited)	Form 10-Q

NOTE 9: CREDIT FACILITY

In March 2011, our ability to request standby letters of credit under our credit facility with a Canadian bank was reduced by that bank to USD $3.0 million (from USD $4.25 million).  The standby letters of credit are secured by a general security interest in, and lien upon, our assets and guarantees provided by Export Development Canada on a fee-for-service basis. At March 31, 2011, we had standby letters of credit for approximately USD $1.5 million (USD $2.0 million at June 30, 2010) in place with various customers in order to receive cash proceeds ahead of customer-specified milestones.

The Canadian bank also withdrew as of April 30, 2011 (i) our demand operating line of CAD $1.5 million, (ii) our demand credit for foreign exchange contracts of USD $750,000 and (iii) our demand term bank loan for computer equipment. At March 31, 2011, $93,116 was outstanding under the demand term bank loan and there were no drawdowns against the operating or foreign exchange credit lines. We repaid the demand term bank loan on April 29, 2011.

In April 2011, we reached an agreement in principle with a major international money-center bank, which would provide for a line of credit for standby letters of credit for CAD $4.25 million that would be secured by a general security interest in, and lien upon, our assets and guarantees provided by Export Development Canada on a fee-for-service basis. Our ability to access this credit facility is subject to the negotiation and execution of definitive documentation with the bank.

NOTE 10: FAIR VALUE MEASUREMENT

Fair value disclosure and interest rate risk

We did not have any financial instruments carried at fair value for which the fair value hierarchy disclosure is required.

Long-Term Debt – Our long-term debt obligations bear interest at an annual interest rate of Canadian bank prime plus 1.25% . Total long-term debt outstanding as at March 31, 2011 amounted to $93,116 ($143,519 at June 30, 2010). The fair value of our long-term debt obligations are not materially different than their respective carrying values due to their relative short-term maturities and the borrowing rates available as of March 31, 2011 and June 30, 2010 for debt obligations with similar terms and conditions are consistent with the interest rates charged on the long-term debt. This debt was repaid on April 29, 2011.

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

Currency Risk

Currency risk is the risk to our earnings that arises from fluctuations of foreign exchange rates and the degree of volatility of these rates. We may use forward contracts to reduce our exposure to foreign currency risk. There are no outstanding instruments at this time. Our actual currency risks relate to appreciation of the Euro and Canadian dollar opposite the US dollar.

NOTE 11: SUBSEQUENT EVENT

On May 11, 2011, we entered into an Investment Agreement with Dutchess Opportunity Fund, II, LP for the sale, from time to time, at our discretion, of up to $3.0 million of our common stock during a three-year period at a price equal to 95% of the recent average market price at the time of sale.  The extent to which we will need to access any portion or all of the proceeds available under the Investment Agreement will depend in substantial part upon the availability and adequacy of our cash flows from operations so as to enable us to address timing differences that may arise from time to time in our need to pay vendors and suppliers in advance of our receipt of contractual progress payments from our customers.

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

Our mission is two-fold: to increase shareholder value and to achieve customer satisfaction through delivery of high quality clean-air solutions to our customers. We believe that the trend toward a cleaner environment will continue through a confluence of government regulations and public pressure, driving the demand for our products and enabling growth.

We believe that the economic recovery will increase demand for our products in our established markets. A significant part of our business has relied historically on environmental regulation to drive demand for our products and systems. To complement this, and to potentially reduce our exposure to cyclical changes in regulatory enactments and enforcement, we have focused on several new developments that offer our customers pollution control products with an economic payback and a very competitive advantage to traditional equipment solutions. Our Catalytic Gas Treatment (CGT)™ technology is expected to contribute to revenue growth commencing in the current fiscal year and significantly in fiscal 2012 and the foreseeable future.

Q3 Operating Results

Our 2011 fiscal year began with a backlog of $3.1 million ($10.2 million for fiscal 2010) and new order bookings in the first three quarters of fiscal 2011 totaled $14.3 million ($4.8 million in the first three quarters of fiscal 2010). Our backlog of orders at March 31, 2011 was approximately $9.1 million compared to $1.6 million at March 31, 2010. Revenues increased by 94% to $4.0 million in the three months ended March 31, 2011 over the same period ending March 31, 2010. In these comparable periods, gross profit increased 108% to $1,148,030, leaving us with a loss before taxes of $98,327 for the quarter compared to a loss before taxes of $901,918 in the same period ending March 31, 2010, an improvement of 89%.

Markets

We have continued to work on long term strategies to enhance our technologies, establish marketing agreements for complementary products and develop international growth markets. These efforts have resulted in an increase in orders from international markets. We believe, subject to the outcome of court challenges and possible legislative modifications, that the 3-year compliance windows for new US Environmental Protection Agency (EPA) environmental regulations, will contribute significantly to demand for our products during the compliance timeframe and beyond.

Environmental Regulation

Government initiatives taken to mitigate effects of air pollution are the primary driver for the air pollution control technology market.

Regulations for reduction of sulfur dioxide (SO2) emissions went into effect on August 23, 2010 for coal-fired power plants, pulp and paper mills, metallurgical smelters and cement kilns.

Reduction of SO2, nitrogen oxide (NOx) and mercury emissions is mandated under the US EPA National Emission Standard for Hazardous Air Pollutants (NESHAP) for the Portland Cement Manufacturing Industry, commonly referred to as the Portland Cement Maximum Achievable Control Technology (PC MACT) regulation. This regulation went into effect on November 8, 2010 but is being challenged in the courts. Boiler MACT regulations for industrial boiler emissions control are scheduled to become effective on May 20, 2011. The EPA has indicated that it will agree to reconsider certain aspects of the Boiler MACT regulations.

We believe that these recently enacted and anticipated regulations will affect industries in which TurboSonic has years of experience, a large client base, and proven technologies for compliance. However, it is possible that further actions by the EPA, legal challenges or legislative developments could delay or modify these regulations.

New Technology

Our first US installation of Catalytic Gas Treatment (CGT™), a patented technology that controls emissions of Volatile Organic Compounds (VOCs) such as formaldehyde and methanol from process gas streams has been successfully demonstrated to exceed 95% VOC removal. TurboSonic has exclusive worldwide marketing rights to CGT™.

CGT™ offers a return on investment for customers due to operating savings when compared to thermal oxidizers, which have been the traditional control technology for VOC control. In such cases, annual operating cost savings in a range from $200,000 to over $1 million per installation can be expected.

We recently announced contracts totaling US$2.5 million for our TurboSorb Semi-Dry Absorption (SDA) and Turbotak ammonia injection technologies for nitrogen oxide (NOx) control. SDA technology uses hydrated lime slurry for high efficiency removal of acid gases including SO2, hydrogen chloride, and mercury in industries worldwide including Cement, Industrial Power Generation and Waste-to-Energy. This technology is noteworthy in that all sprayed liquid is evaporated, resulting in no wastewater by product to be treated or discharged. TurboSorb SDA and ammonia injection technologies rely on our patented Turbotak spray atomization technology for generation of ultra-fine droplets.

Three Months ended March 31, 2011 Compared with Three Months ended March 31, 2010

3 MONTH COMPARATIVE INCOME STATEMENTS AT MARCH 31, 2011 AND 2010

	Fiscal 2011	% to		Fiscal 2010	% to		Increase (Decrease)
		Total			Total
	$	Revenue		$	Revenue		$	%
Contract revenue & sales
OEM Systems	3,199,741	79%		1,365,205	66%		1,834,536	134%
Aftermarket parts & retrofits	832,206	21%		717,304	34%		114,902	16%
	4,031,947	100%		2,082,509	100%		1,949,438	94%
Contract costs & cost of sales
OEM Systems	2,398,853	60%		1,095,657	53%		1,303,196	119%
Aftermarket parts & retrofits	485,064	12%		434,641	20%		50,423	12%
	2,883,917	72%		1,530,298	73%		1,353,619	88%
Gross profit
OEM Systems	800,888	20%		269,548	13%		531,340	197%
Aftermarket parts & retrofits	347,142	8%		282,663	14%		64,479	23%
	1,148,030	28%		552,211	27%		595,819	108%
Gross profit %
OEM Systems	25%			20%
Aftermarket parts & retrofits	42%			39%
Expenses
Selling, general & administrative	1,164,587	28%		1,361,798	65%		(197,211)	(14%	)
Research & development costs	36,119	1%		55,840	3%		(19,721)	(35%	)
Depreciation	43,995	1%		34,350	2%		9,645	28%
	1,244,701	30%		1,451,988	70%		(207,287)	(14%	)
(Loss) from operations	(96,671)	(2%	)	(899,777)	(43%	)	803,106	89%
Other (expense)
Interest, net	(1,656)	0%		(2,141)	0%		485	23%
(Loss) before taxes	(98,327)	(2%	)	(901,918)	(43%	)	803,591	89%
(Recovery of) income taxes	(63,228)	(1%	)	(397,177)	(19%	)	333,949	84%
Net (loss)	(35,099)	(1%	)	(504,741)	(24%	)	469,642	93%
Foreign currency translation adjustment	36,868	1%		113,268	5%		(76,400)	(67%	)
Comprehensive income (loss)	1,769	(0%	)	(391,473)	(19%	)	393,242	100%

OEM systems revenue increased 134% for the three-month period ended March 31, 2011 over the comparable period ended March 31, 2010. This increase was primarily due to new system orders received in the second and third quarters of fiscal 2011. These system orders will also contribute to revenues over the next several quarters.

OEM orders booked were $0.8 million in Q1, $7.3 million in Q2 and $3.8 million in Q3, for a total of $11.9 million for the nine months ended March 31, 2011. Revenues are generally recognized on the percentage of completion method for OEM products, with completion ranging over a production period of 6 to 12 months depending on the scope and terms of the contract. Of the $11.9 million in orders, approximately $3.2 million had been recognized as revenue by March 31, 2011, as the contracts were underway. The balance of OEM revenue for the period was recognized from the opening order backlog for the fiscal year.

The cost of sales for OEM systems increased 119% for the three month period ended March 31, 2011 over the comparable period in the prior year, which reflects the increased revenue volume in the third quarter of fiscal 2011.

As a result, gross profit on OEM systems in the third quarter of fiscal 2011 was 25% and in the same comparable period in fiscal 2010 was 20%. OEM systems contributed a gross profit of $800,888 (20% of total revenue) in the third quarter of fiscal 2011 compared to a gross profit of $269,548 (13% of total revenue) for the same period in fiscal 2010.

Aftermarket revenues increased 16% for the three-month period ended March 31, 2011 over the same period in the prior fiscal year. This increase also reflected an increase in orders booked. Aftermarket orders (spare parts, components, service) are recognized as revenue in the month of completion, usually the first or second month from order. Revenues for aftermarket products were $832,206 for the third quarter of fiscal 2011and $717,304 for the same period in fiscal 2010.

The cost of sales for Aftermarket products increased 12% for the three-month period ended March 31, 2011 over the same period in fiscal 2010. Gross profit on aftermarket products increased 23% for the three-month period ended March 31, 2011. Of this gross profit increase, 70% was attributable to increased revenue in fiscal 2011 and 30% to favorable variances in fiscal 2011 in the current fiscal period.

Selling, general and administrative expenses decreased $197,211 (14%) for the three-month period ended March 31, 2011 over the same period in the prior year. This reduction was almost entirely the result of patent litigation expenses not repeated in fiscal 2011. As a percentage of total revenue, selling, general and administrative expenses were 28% of total revenue for the three-month period ended March 31, 2011 compared to 65% of total revenue in the comparable period in fiscal 2010. Research and development costs decreased $19,721 (35%) for the three-month period ended March 31, 2011 compared to the same period in fiscal 2010, due to decreased project activity. Depreciation of $43,995 was recorded in the current quarter compared to $34,350 for the same period one year earlier.

Loss before taxes of $98,327 for the three-month period ended March 31 2011 was significantly lower than the loss of $901,918 in the comparable period in the prior fiscal year. The reduced loss reflects higher sales volume and higher gross profit achieved in the third quarter of fiscal 2011 compared to those recorded in the third quarter of fiscal 2010.

Recovery of income taxes for the third quarter of fiscal 2011 was $63,228 compared to recovery of income taxes of $397,177 for the comparable period in fiscal 2010 as the result of the losses from operations in both comparable periods.

The foreign currency translation adjustment reflects the exchange values for our Canadian dollar and Euro accounts converted to US dollars. The statement of comprehensive income reflects an increase in the carrying value of these accounts of $36,868 during the third quarter of fiscal 2011 while the stockholders’ equity carries the cumulative value of currency exchange for balance sheet accounts.

Nine months ended March 31, 2011 Compared with Nine months ended March 31, 2010

9 MONTH COMPARATIVE INCOME STATEMENTS AT MARCH 31, 2011 AND 2010

	Fiscal 2011	% to		Fiscal 2010	% to		Increase (Decrease)
		Total			Total
	$	Revenue		$	Revenue		$	%
Contract revenue & sales
OEM Systems	5,721,206	69%		10,667,381	81%		(4,946,175)	(46%	)
Aftermarket parts & retrofits	2,575,510	31%		2,432,558	19%		142,952	6%
	8,296,716	100%		13,099,939	100%		(4,803,223)	(37%	)
Contract costs & cost of sales
OEM Systems	4,738,965	57%		9,004,543	69%		(4,265,578)	(47%	)
Aftermarket parts & retrofits	1,642,452	20%		1,483,897	11%		158,555	11%
	6,381,417	77%		10,488,440	80%		(4,107,023)	(39%	)
Gross profit
OEM Systems	982,241	12%		1,662,838	13%		(680,597)	(47%	)
Aftermarket parts & retrofits	933,058	11%		948,661	7%		(15,603)	(2%	)
	1,915,299	23%		2,611,499	20%		(696,200)	(27%	)
Gross profit %
OEM Systems	17%			16%
Aftermarket parts & retrofits	36%			39%
Expenses
Selling, general & administrative	3,613,041	43%		3,708,620	28%		(95,579)	(3%	)
Research & development costs	62,481	1%		170,059	2%		(107,578)	(63%	)
Depreciation	126,311	2%		130,802	1%		(4,491)	(3%	)
	3,801,833	46%		4,009,481	31%		(207,648)	(5%	)
(Loss) from operations	(1,886,534)	(23%	)	(1,397,982)	(11%	)	(488,552)	35%
Other (income) expense
Interest, net	(2,367)	0%		(183)	0%		(2,184)	(1,193%	)
(Loss) before taxes	(1,888,901)	(23%	)	(1,398,165)	(11%	)	(490,736)	(35%	)
(Recovery of) income taxes	(475,651)	(6%	)	(612,695)	(5%	)	137,044	(22%	)
Net (loss)	(1,413,250)	(17%	)	(785,470)	(6%	)	(627,780)	(80%	)
Foreign currency translation adjustment	240,304	3%		384,324	3%		(144,020)	(37%	)
Comprehensive (loss)	(1,172,946)	(14%	)	(401,146)	(3%	)	(771,800)	(192%	)

OEM systems revenue decreased 46% for the nine month period ended March 31, 2011 over the same comparable period in fiscal 2010. This decrease was primarily due to the low level of orders in the fiscal 2011 opening backlog ($3.0 million entering fiscal year 2011 compared to $10.1 million entering fiscal year 2010). The cost of sales for OEM systems decreased 46% for the nine month period ended March 31, 2011 over the same comparable period in the prior fiscal year, reflecting decreased revenue in the first nine months of fiscal 2011.

As discussed in the three month comparison, OEM orders booked were $0.8 million in Q1, $7.3 million in Q2 and $3.8 million in Q3, for a total of $11.9 million for the nine months ended March 31, 2011. Revenues are generally recognized on the percentage of completion method for OEM products, with completion ranging over a production period of 6 to 12 months depending on the scope and terms of the contract. Of the $11.9 million in orders, approximately $3.2 million had been recognized as revenue by March 31, 2011, as the contracts were underway. The balance of OEM revenue for the period was recognized from the opening order backlog for the fiscal year.

The cost of sales for OEM systems decreased 47% for the nine month period ended March 31, 2011 over the same period in the prior year, reflecting decreased revenue in the first nine months of fiscal 2011.

As a result, gross profit on OEM systems in the first nine months of fiscal 2011 was 17% and in the same comparable period in fiscal 2010 was 16%. Relative to total revenue for our company, OEM Systems contributed gross profit of $982,241 (12%) in the first nine months of fiscal 2011 and $1,662,838 (13%) for the same comparable period in fiscal 2010. These results are due to a few small OEM contracts in process from the fiscal 2011 opening backlog and are not indicative of usual performance with more normal order levels.

Aftermarket revenues increased 6% for the nine month period ended March 31, 2011 over the same period in the prior fiscal year.

The cost of sales for Aftermarket products increased 11% for the nine month period ended March 31, 2011 over the same period in fiscal 2010, reflecting a gross profit return of 36% in fiscal 2011 compared to 39% in fiscal 2010. The gross profit attributable to Aftermarket increased to 11% of total revenue for the nine month period ended March 31, 2011 from 7% in the same period in fiscal 2010. This percentage change was the result of the increased total revenue and gross profit in the nine-month period ended March 31, 2011.

Selling, general and administrative expenses decreased $95,579 (3%) for the nine-month period ended March 31, 2011 over the same period in the prior fiscal year. This decrease was primarily due to decreased professional fees for patent litigation largely completed in the prior fiscal period. As a percentage of total revenue, selling, general and administrative expenses were 43% for the nine-month period ended March 31, 2011 compared to 28% in the comparable period in fiscal 2010. Research and development costs decreased $107,578 (63%) for the nine month period ended March 31, 2011 compared the same period one year ago. This decrease is the result of lower project expenses commenced in the current fiscal year. Depreciation of $126,311 was recorded in the current nine months compared to $130,802 for the same period one year earlier.

Loss before taxes of $1,888,901 for the nine-month period ended March 31, 2011 compares to a loss of $1,398,165 for the comparable period in the prior year. This increase in loss of $490,736 reflects lower revenue values and lower gross profit achieved in the first nine months of fiscal 2011 compared to those recorded in the first nine months of fiscal 2010.

Recovery of income taxes for the first nine months of fiscal 2011 was $475,651 compared to a recovery of income taxes of $612,695 for the comparable period in fiscal 2010 as the result of the decreased OEM revenue and gross profit.

The foreign currency translation adjustment reflects the exchange values for Canadian dollar and Euro accounts on the balance sheet converted to US dollars. The statement of comprehensive loss reflects an increase in the carrying value of these accounts of $240,304 during the first nine months of fiscal 2011 while the stockholders’ equity carries the cumulative value of currency exchange for balance sheet accounts.

Liquidity and Capital Resources

Cash Summary	March 31, 2011	March 31, 2010

Cash provided by (applied to):	$	$
Operations	(581,202)	(3,546,564)
Purchase of equipment	(34,135)	(44,903)
Repayment of capital leases and long-term debt	(61,766)	(58,786)
Effect of exchange rate changes on cash and cash equivalents	139,446	348,400
Net proceeds from issue of shares	855,427	--
Net cash provided (applied) during the period	317,770	(3,301,853)
Cash and cash equivalents - beginning of period	2,036,529	5,621,166
Cash and cash equivalents - end of period	2,354,299	2,319,313

Working Capital Summary	March 31, 2011	March 31, 2010

Current assets	6,334,165	7,360,793
Current liabilities	3,462,252	3,089,493
Net working capital	2,871,913	4,271,300
Current ratio	1.83	2.38

Summary of Contracts in Progress	March 31, 2011	March 31, 2010
Contract value completed and to be invoiced	1,423,824	1,891,225
Contract advances invoiced	(888,392)	(944,638)
Net contracts in progress	535,432	946,587

Contract Backlog
Contract value yet to be recognized as revenue	9,100,000	1,600,000

During the nine-month period ended March 31, 2011, cash of $581,202 was applied to operations while during the nine months in fiscal 2010, cash of $3,546,564 was applied to operations. The net change in cash flows applied to operations was due primarily to improved positions in accounts payable, unearned revenue and contract advances together with the collection of income taxes receivable in the current fiscal period.

On December 10, 2010 we completed a registered rights offering, which offered stockholders of record as of November 8, 2010 the right to acquire one share of our common stock for each two shares then held by such persons at a price of $0.34 per share. Stockholders exercised subscription rights to acquire 1,601,611 shares and oversubscription rights to acquire an additional 1,814,447 shares, resulting in our sale of an aggregate of 3,416,058 shares of common stock and our receipt of gross proceeds of $1,161,460 (net proceeds of $855,427). Such proceeds were added to our working capital for marketing opportunities stemming from both recent and anticipated enactments by the U.S. Environmental Protection Agency (EPA) of more stringent emission standards and rules for certain hazardous air pollutants.

Our working capital position decreased to $2.9 million at March 31, 2011 from $4.3 million at March 31, 2010, after accounting for the $0.9 million in net proceeds received in the rights offering. The current ratio decreased from 2.38:1 as at March 31, 2010 to 1.83:1 at March 31, 2011.

Our contract payment terms provide for funding the progression of work to the point of delivery. A final holdback amount is often dependent on commissioning, specified performance criteria or a fixed time of operations. At any point in time, the contracts in process with costs that exceed invoicing may be greater than the contracts that have been invoiced in advance of performance. At March 31, 2011 and March 31, 2010, the net position of contracts in progress is an investment of $535,432 and $946,587 respectively.

In March 2011, our ability to request standby letters of credit under our credit facility with a Canadian bank was reduced by that bank to USD $3.0 million (from USD $4.25 million). The standby letters of credit are secured by a general security interest in, and lien upon, our assets and guarantees provided by Export Development Canada on a fee-for-service basis. At March 31, 2011, we had standby letters of credit for approximately USD $1.5 million (USD $2.0 million at June 30, 2010) in place with various customers in order to receive cash proceeds ahead of customer-specified milestones.

The Canadian bank also withdrew as of April 30, 2011 (i) our demand operating line of CAD $1.5 million, (ii) our demand credit for foreign exchange contracts of USD $750,000 and (iii) our demand term bank loan for computer equipment. At March 31, 2011, $93,116 was outstanding under the demand term bank loan and there were no drawdowns against the operating or foreign exchange credit lines. We repaid the demand term bank loan on April 29, 2011.

In April 2011, we reached an agreement in principle with a major international money-center bank, which would provide for a line of credit for standby letters of credit for CAD $4.25 million that would be secured by a general security interest in, and lien upon, our assets and guarantees provided by Export Development Canada on a fee-for-service basis. Our ability to access this credit facility is subject to the negotiation and execution of definitive documentation with the bank.

On May 11, 2011, we entered into an Investment Agreement with Dutchess Opportunity Fund, II, LP for the sale, from time to time, at our discretion, of up to $3.0 million of our common stock during a three-year period at a price equal to 95% of the recent average market price at the time of sale.  The extent to which we will need to access any portion or all of the proceeds available under the Investment Agreement will depend in substantial part upon the availability and adequacy of our cash flows from operations so as to enable us to address timing differences that may arise from time to time in our need to pay vendors and suppliers in advance of our receipt of contractual progress payments from our customers. We refer you to our Current Report on Form 8-K, dated May 11, 2011, for further information regarding the Investment Agreement.

Our backlog as at March 31, 2011 was approximately $9.1 million, compared to the March 31, 2010 backlog of $1.6 million, with approximately 45% expected to convert to revenue by June 30, 2011. We can offer no assurances that backlog will be replicated, increased or converted at current value into revenues in the future.

Based on our cash position at March 31, 2011, our recent increase in bookings and backlog, and anticipated sales orders through fiscal 2011 and 2012, we believe that we will have sufficient capital resources to support operations through March 31, 2012.

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

ITEM 4: CONTROLS AND PROCEDURES

Our management has carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2011. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2011.

There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION ITEM

1: LEGAL PROCEEDINGS

Not applicable.

ITEM 1A: RISK FACTORS

There have been no material changes in the risk factors from those disclosed in Item 1A of our annual report on Form 10-K for the year ended June 30, 2010.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. RESERVED

ITEM 5: OTHER INFORMATION

On May 13, 2011, we issued a press release announcing our financial results for the three and nine months ended March 31, 2011. A copy of the press release is being furnished as Exhibit 99.1 to this report and incorporated herein by reference.

ITEM 6: EXHIBITS

Exhibit 10.1	Investment Agreement, dated as of May 11, 2011, by and between our company and Dutchess Opportunity Fund, II, LP, a Delaware Limited Partnership (1)
Exhibit 10.2	Registration Rights Agreement, dated as of May 11, 2011, by and between our company and Dutchess Opportunity Fund, II, LP, a Delaware Limited Partnership (1)
Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certifications
Exhibit 32.1	Section 1350 Certifications
Exhibit 99.1	Earnings Press Release dated May 13, 2011

(1) Filed on May 16, 2011 as an exhibit to our Current Report on Form 8-K dated May 11, 2011 and incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 16, 2011

TURBOSONIC TECHNOLOGIES, INC.

By: /s/ Carl A. Young
       Carl A. Young
       Chief Financial Officer