Form 10-K
period 2011-06-30
TURBOSONIC TECHNOLOGIES INC
filed 2011-09-23
CIK 900393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2011

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

Yes [    ]  No [ X ]

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Exchange Act.

Yes [    ]  No [ X ]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ X ]  No [    ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [    ]   No [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.:

Large accelerated filer [    ]                Accelerated filer [    ]                 Non-accelerated filer [    ]                 Smaller reporting company [ X ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [    ]  No [ X ]

Aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant as of December 31, 2010: $3,802,516

The number of outstanding shares of the Registrant's common stock as of September 21, 2011: 18,554,112

DOCUMENTS INCORPORATED BY REFERENCE
None

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

Introduction

Our proprietary technology is designed to address a wide variety of air pollution control problems for industries including wood products, metallurgical (non-ferrous and iron and steel), cement and mineral processing, ethanol and biofuel production, industrial/medical and municipal solid waste (MSW) incineration, petrochemical, pulp and paper, glass and power generation. We are actively pursuing opportunities related to the production of alternative fuels as cellulosic ethanol, pelletizing, biodiesel and other biofuels processes are developed. We believe our products and systems, which are designed to meet the strictest emission regulations for gaseous and particulate emissions, afford economic and technical advantages over competitive air pollution equipment.

The following table reflects the approximate percentages of our revenue derived from our principal customer categories during the fiscal years indicated:

	Year Ended June 30,
Customer Revenue by Industry	2011	2010
Cement and Mineral Processing	17%	24%
Ethanol and Biofuel Production	4%	3%
Glass	2%	--%
Metallurgical Processing	16%	7%
Petrochemical	19%	16%
Power Generation	10%	8%
Pulp and Paper	1%	2%
Waste Incineration, including MSW	4%	4%
Wood Products	21%	31%
Other	6%	5%
	100%	100%

U.S. and Canadian customers collectively accounted for approximately 49% and 70% of our sales during the fiscal years ended June 30, 2011 and 2010, respectively, with the complete distribution of revenue by geographic area shown below. Revenue derived from export sales is transacted in U.S. Dollars and Euro.

	Year Ended June 30,
Customer Revenue by Geographic Area	2011	2010
United States	47%	66%
Canada	2%	4%
Brazil	19%	--%
Other South and Central America	4%	7%
Greece	11%	9%
Italy	11%	6%
Other Europe	5%	5%
Asia	--%	2%
Other	1%	1%
	100%	100%

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

We perform all process engineering, including but not limited to, the determination of the size, geometry and structural characteristics of the particular system needed for gaseous, mist or particulate removal, and perform the detailed design of, and develop specifications for, all applicable structural, electrical, mechanical and chemical components of such system. We have sales, project management and field service personnel in remote offices to support local markets. We, historically, have not manufactured or fabricated our own products or systems. Rather, we subcontract the manufacturing of our components and use third party fabricators to complete our custom designed systems, which are then installed in the field by local contractors. Our project managers and quality assurance personnel supervise, and manage all technical, physical and commercial aspects of our contracts to ensure we meet our contractual obligations and customers’ performance criteria.

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

	Year Ended June 30,
Customer Revenue by Primary Products and Systems	2011	2010
Catalytic Gas Treatment Systems	6%	27%
SoniCool™ Evaporative Gas Cooling and Conditioning Systems*	14%	12%
SonicKleen™ Wet Electrostatic Precipitation Systems (WESP)*	16%	18%
TurboNox Systems*	16%	--%
TurboSorb Semi-dry Scrubber Systems*	12%	22%
Wet Scrubbers and Gas Absorbers*	31%	15%
Atomizing Nozzles, Service and Spare Parts	5%	6%
	100%	100%

(*) Includes Air Pollution Control system upgrades and spare parts.

Our principal products and systems are described below:

             Catalytic Gas Treatment (CGT)™ Systems

Catalytic Gas Treatment (CGT)™ technology controls emissions of regulated Volatile Organic Compounds (VOCs) such as formaldehyde and methanol from process gas streams. CGT™ has been demonstrated to reduce regulated emissions of aldehydes and alcohols by over 95%. Treating a wide range of alcohols and aldehydes, CGT™ utilizes an environmentally friendly catalytic process to destroy VOCs without the production of harmful, combustion-related green house gases and nitrogen oxides (NOx). Traditional thermal destruction technologies for VOC control consume expensive natural gas and generate CO2. CGT technology avoids CO2 creation, which is a much more desirable, cost-effective solution than thermal oxidation and avoids the need for carbon capture and sequestration. TurboSonic holds the exclusive worldwide marketing rights for the patented CGT technology. This agreement expires in 2016, but automatically continues provided that we meet certain criteria, as provided for in the agreement. TurboSonic’s proprietary clean air technology will be integrated with the CGT technology for use by building products and other industries requiring VOC control.

             SoniCool™ Evaporative Gas Cooling and Conditioning Systems

SoniCool™ Evaporative Gas Cooling and Conditioning Systems accurately control temperature and humidity of high-temperature gas streams, such as those emanating from cement kilns, non-ferrous smelters and steel mill Electric Arc Furnaces (EAF) or Basic Oxygen Furnaces (BOF), resulting in gas temperatures that do not damage equipment and ductwork; smaller gas volumes; and improved efficiency of downstream air pollution control equipment.We are an internationally known leader in gas cooling and conditioning with hundreds of installations throughout the world.

            SonicKleen™ Wet Electrostatic Precipitation Systems (WESP)

The SonicKleen™ WESP removes sub-micron particulate, heavy metals, dioxins and furans, mists, and fumes from process gas streams. More efficient than scrubbers, this system is often specified for power boilers, waste incineration, acid plant gas treatment, biofuel production, power generation, thermal oxidizer pre-cleaning, and other industrial process gas streams. It has proven to be reliable and has exceeded regulatory targets for performance while retaining operating and maintenance costs to a minimum.

            TurboNox Systems

TurboSonic NOx control systems feature proprietary Turbotak air-atomized nozzle technology for controlled drop size and spray coverage, which provides superior performance in reaction and removal efficiencies. We offer a complete mechanical equipment scope of supply for Selective Non-catalytic Reduction (SNCR) as well as ammonia feed and injection equipment for Selective Catalytic Reduction (SCR) Systems.

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

Marketing and Sales

Our marketing efforts are technical in nature and currently involve our senior management and technical professionals, who may be supported by independent sales representatives. A significant portion of our sales are made through the recommendation of engineering firms who are often engaged in complete plant installations or upgrades. Our independent sales representatives assist us in identifying opportunities and serve as liaison between us and our customers during the sales process. We select sales representatives based upon industry reputation, prior sales performance, product knowledge and territorial coverage, among other criteria. Our contractual arrangements with 17 current independent sales representatives are territory and product specific, and the continuity of such arrangements is subject to performance criteria. None of these representatives have authority to execute contracts on our behalf.

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

	Year Ended June 30,
Significant Customer Revenue	2011	2010
Top 3 customers for the year	30%	53%

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

	Year Ended June 30,
Backlog	2011	2010
Backlog, balance at	$12,000,000	$3,000,000

Product Research & Development

We have an ongoing program for the research, development and commercialization, as well as licensing of new industrial processing and air pollution control products, systems and technologies, and the enhancement of existing products and systems. We believe that these investments will contribute significantly to our future growth.

	Year Ended June 30,
Product Research & Development	2011	2010
Expenditures for research and development	$182,007	$332,193

Proprietary Protection

We rely on a combination of patents, trade- and service-marks, trade secrets and know-how to protect our proprietary technology and rights. We own 21 unique patents and patents pending in domestic and multiple international jurisdictions relating to a variety of air pollution control applications. Five of these patents will expire in fiscal 2012; however, we do not expect that their expiration will have a negative impact on our future revenue. One patent each is scheduled to expire in fiscal 2013, 2017 and 2018.

We have registered trademarks in the United States and certain foreign countries for identifying names (renewal dates shown in brackets) that we use with our products and systems including SoniCore® (2013) and TurboSOx® (2015).

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

Government Regulation

Stringent environmental laws have been enacted and are pending in the United States and other nations in response to public concern about the environment. The need to comply with these laws creates demand for our products. In the United States, the Clean Air Act, federal, state and local regulations which implement it and the level of enforcement of these laws and regulations largely determine the level of expenditures that customers will make to limit emissions from their facilities regulated by these rules.

The market for our air pollution control products and systems is directly dependent upon the existence and enforcement of laws and regulations that limit the release of pollutants into the atmosphere and impose substantial penalties for non-compliance. Governments can change, modify or amend environmental regulations at any time, which could have positive or negative effects upon our future revenues and prospects of profitability depending on the nature of the regulatory action. The U.S. Environmental Protection Agency (“EPA”) is currently seeking to tighten certain emission standards, thereby forcing a number of industries to adopt technologies, such as WESPs, in order to comply with those standards. These technologies may be more effective in meeting the new standards than more traditional technologies, such as scrubbers. Court challenges and EPA’s own delays to the implementation of certain of the National Emission Standards for Hazardous Air Pollutants (“NESHAP”) in the U.S. market have delayed order placement by companies intending to be compliant. The standards set by the EPA under NESHAP for particular source categories (such as (i) plywood and composite wood and (ii) boilers and process heaters) are known as Maximum Achievable Control Technology (“MACT”) standards. New SO2 emission rules went into effect on August 23, 2010. Proposed NESHAP emission rules for cement production facilities went into effect on November 8, 2010. New MACT rules for industrial boilers (Industrial Boiler MACT) and for electrical generating units (Utility MACT) in the US will be issued in the near future.

On August 8, 2011, EPA issued its final Cross-State Air Pollution Rule (“CSAPR”) which will impose further limits on NOx and SO2 from fossil-fuel fired utilities in 27 specified eastern, mid-western and southern states. These standards, which are to go into effect in two phases, in 2012 and 2014, replace the current Clean Air Interstate Rule (“CAIR”) and will tighten those standards and impose shorter timelines for compliance, requiring plants in affected states to install or upgrade their pollution control equipment. On September 2, 2011, the White House ordered EPA to withdraw its proposed tightening of National Ambient Air Quality Standards (“NAAQS”) for ground-level ozone. The new standards EPA planned to propose would have significantly impacted many regions of the country, requiring additional controls on emissions zone precursor VOCs and NOx. EPA will continue its statutory-mandated review of its existing ozone standard, which is still subject to ongoing litigation, by 2013. EPA also continues to work on further strengthening NAAQS for particulate matter, which the agency had previously said would be proposed in mid-2011.

Many of the standards discussed above are subject to ongoing litigation and congressional scrutiny, and bills are being considered to delay implementation of certain of the standards. Therefore, the timing of issuance and implementation of final rules in these areas is somewhat uncertain.

EPA announced on September 15, 2011 that it would further delay the release of proposed new source performance standards (“NSPS”) for greenhouse gas (“GHG”) emissions from the electricity generation sector beyond the September 30 deadline it had previously announced. EPA had agreed in a settlement with environmental groups to propose these regulations originally in July and to issue final regulations by May 26, 2012. EPA has stated it will keep to the final rule deadline, and is also obligated to issue NSPS rules for GHG emissions from the refinery sector by November 2012. It is unclear what kinds of controls these standards might require or whether EPA will further postpone GHG rulemaking. Any standards are likely to be challenged in court and in the legislative arena. EPA already imposed GHG controls on construction and modification of large GHG-emitting sources (“major sources”) under its New Source Review program in January and July 2011, with a focus on more efficient combustion and lower carbon fuels.

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

Employees

Our employees are generally long serving, technically qualified and performance driven. As of June 30, 2011, we employed 47 full time persons , including 15 engineers, 14 salespersons, and 17 technical support persons. None were employed part-time. None of our employees are represented by a labor union. We believe that our relationship with our employees is satisfactory.

Financial Information about Foreign and Domestic Operations and Export Sales

A table of Customer Revenues by Geographic Area is set forth above under “Our Business – Introduction”.

We have a sales and project management office in Milan, Italy to manage our business in Europe and other international locations.

Foreign transactions are conducted in Canadian dollars, US dollars or Euro to accommodate customers and all reporting is prepared in US dollars. As a result, fluctuations in currency exchange rates may affect operating results. To mitigate currency exposure we attempt to contract outsourcing, where practical, in the same currency as the sales contract. There were no outstanding foreign exchange forward contract commitments at June 30, 2011.

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

Our operating results for fiscal 2011 were significantly and negatively impacted by the economic downturn Our operating revenues were approximately $13,739,000 for the fiscal year ended June 30, 2011, representing a decrease of 1.1% when compared to our operating revenues of approximately $13,886,000 for the comparable twelve month period of the prior fiscal year (and a decrease of 45.9% when compared to our operating revenues of approximately $25,405,000 for our 2009 fiscal year). These reductions in operating revenues reflect our clients’ curtailment in capital expenditures and deferral in order placements as they sought to cope with the effects of the economic downturn upon their businesses. In fiscal 2011, we incurred a loss from operations of approximately $1,645,000 and a net loss of approximately $1,594,000, as contrasted with a loss from operations of approximately $1,884,000 and a net loss of approximately $975,000 in fiscal 2010 and income from operations of $2,165,000 and net income of approximately $1,556,000 in fiscal 2009. Our net loss for the 2011 fiscal year reflects the effect of a non-cash accounting adjustment of $722,824 which is attributable to a reduction in the valuation of our deferred tax assets due to our incurrence of two consecutive years of loss. This adjustment, by means of the establishment of a reserve, does not reduce the total deferred tax assets available to offset future taxes. Our backlog at June 30, 2011 was a record high of approximately $12,000,000 as compared to a backlog of approximately $3,000,000 and $10,200,000 at June 30, 2010 and 2009, respectively. Exacerbating our fiscal 2011 and 2010 operating results were U.S. legislative delays in the enactment of new environmental standards for emissions of hazardous pollutants, which caused many of our historical and prospective clients across market sectors to delay their plans for orders in anticipation of extended mandatory compliance dates. We are unable to give you any assurance as to the timing, strength and duration of any economic recovery nor can we give you any assurance as to when we may return to continued profitability.

We are dependent on environmental regulation to drive our orders The market for our air pollution control products and systems is directly dependent upon the existence and enforcement of laws and regulations which limit the release of pollutants into the atmosphere and impose substantial penalties for non-compliance. Stringent enforcement of these laws and regulations may increase the attractiveness of, and demand for our products and services, whereas lax enforcement and/or less strict regulation or repeal in whole or in part may have the opposite effect. Recent regulations include:

  Industrial Boiler MACT regulations for industrial boiler emissions control that had been scheduled to become effective on May 20, 2011, but were delayed until the earlier of the settlement of court challenges or the completion of EPA’s reconsideration of the standards; EPA has recently stated it will complete reconsideration by October 2011 and issue final standards by April 2012.;

  Utility Boiler MACT regulations for electric generating units, which EPA states will be issued November 16, 2011;

  SO2 emission reduction regulations, which went into effect on August 23, 2010, for coal-fired power plants, pulp and paper mills, metallurgical smelters and cement kilns;

  Portland cement NESHAP standards for the reduction of hazardous air pollutants from the Portland cement manufacturing industry which went into effect on November 8, 2010; and

  Downwind emissions of NOx and SO2 from fossil-fired utilities in 27 states will be subject to stricter controls pursuant to the CSAPR, beginning in 2012 and in a second phase in 2014. The new rule replaces the existing CAIR program and strengthens existing standards, requiring compliance over a more immediate timeframe.

All these rules have been challenged in court. With regards to the Portland cement regulations, the reviewing court recently refused to stay these regulations pending judicial review. On May 17, 2011, the EPA agreed to reconsider certain requirements of the rules, but refused to reconsider other issues. On May 18, 2011, the EPA stated it would agree to reconsider certain aspects of the Industrial Boiler MACT regulations and has effectively stayed them but has now proposed a new timeline discussed above. That schedule, too, has been challenged in court. It is possible that further actions by the EPA, legal challenges or legislative developments could further delay or modify any of these or other regulations.

Our revenue is concentrated among a few customers who vary from year to year. Sales to our top three customers accounted for 30% (11%, 11%, 8%) of our net revenues in the fiscal year ended June 30, 2011 and 53% (29%, 15%, 9%) in the fiscal year ended June 30, 2010. One was a repeat customer accounting for 11% in fiscal 2011 (9% in fiscal 2010). The bulk of our revenue is large dollar capital contracts over multiple months where the customer base may change widely on a year-to-year basis. Our inability to replace these customers on an annual basis could materially and adversely affect future revenue and profitability.

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

Our foreign sales are subject to certain inherent risks. Approximately 51% and 30%, respectively, of our revenues during our fiscal years ended June 30, 2011 and 2010 were derived from sales made outside of North America. Foreign sales are subject to certain inherent risks, including unexpected changes in political, regulatory and other legal requirements, tariffs and other trade barriers, regional economic conditions and business practices, greater difficulty in collection of accounts receivable, foreign exchange fluctuations and potentially adverse tax consequences. There can be no assurance that these factors will not have an adverse impact on our future foreign sales and, consequently, on our operating results.

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

The market price of our common stock could be subject to wide fluctuations in response to numerous factors, some of which are beyond our control. These factors include, among other things, actual or anticipated variations in our costs of doing business, operating results and cash flow, backlog, the nature and content of our earnings releases and our competitors’ earnings releases, customers, competitors or markets, changes in business conditions in our markets and the general state of the securities markets and the market for similar stocks, changes in capital markets that affect the perceived availability of capital to companies in our industries, governmental legislation or regulation the environment, as well as general economic and market conditions, such as continued downturns in our economy and recessions.

ITEM 1B: UNRESOLVED STAFF COMMENTS

None.

ITEM 2: PROPERTIES

As of September 21, 2011, TurboSonic occupied the following facilities:

Location	Use	Sq. Ft.	Annual Rent	Lease Expires
Waterloo, Ontario, Canada	Executive, administration, sales, engineering, project management	12,400	$118,250	July 2013
Raleigh, North Carolina, USA	Project management	1,000	$11,400	November 2013
Milan, Italy	Sales & project management	975	$14,800	July 2016

ITEM 3: LEGAL PROCEEDINGS

On October 6, 2005 a statement of claim was filed against our company in the Ontario Superior Court of Justice (Canada) by Abuma Manufacturing Limited (“Abuma”), one of our vendors, in which it claimed additional charges for work performed and refuted our claim for back charges on a specific project. Its claims are for CAD $95,647 in respect of unpaid accounts, CAD $50,000 for aggravated, punitive and/or exemplary damages, interest on the past due accounts and costs of the action. It is our position that the claims are without merit and we have filed a statement of defense and counter-claim. Each company has filed an affidavit of documents and discovery of both has been conducted. Legal counsel for Abuma has filed its Trial Record (February 2011) indicating its readiness to proceed to trial and a pre-trial conference is set for late October 2011 and a trial date has been established for mid-April 2012. It is still our contention that the claims are without merit. As such, there is no accrual for an adverse outcome.

On November 10, 2009 a statement of claim was served against our company and one of our customers in the United States District Court, Western District of Pennsylvania by a competitor, in which it was claimed that a contract awarded to our company in June 2009 had infringed on one of their patents. This patent infringement case, related to our TurboSorb Spray-Dry Absorption (SDA) technology, was settled in fiscal 2011 at no material cost to us. As a result of this settlement, our competitor granted TurboSonic a patent license to pursue SDA opportunities in the US and Canada. We continue to freely pursue opportunities in other markets on a world-wide basis.

In the normal course of operations, we are party to a number of lawsuits, claims and contingencies. Accruals are made in instances where it is probable that liabilities have been incurred and where such liabilities can be reasonably estimated. Although it is possible that liabilities may be incurred in instances for which no accruals have been made, we do not believe that the ultimate outcome of these matters will have a material impact on our consolidated financial position.

ITEM 4: RESERVED

PART II

ITEM 5: MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is quoted on the OTC Bulletin Board under the symbol “TSTA”.

The following table sets forth the range of the bid quotations for our Common Stock for the periods shown, as furnished by The Nasdaq Stock Market.

	Common Stock (1)
	High	Low
Fiscal Year Ended June 30, 2011
First Quarter	$0.440	$0.280
Second Quarter	$0.440	$0.230
Third Quarter	$0.520	$0.300
Fourth Quarter	$0.480	$0.340

Fiscal Year Ended June 30, 2010
First Quarter	$1.370	$1.11
Second Quarter	$1.300	$0.600
Third Quarter	$0.850	$0.440
Fourth Quarter	$0.600	$0.310

(1)	The above quotations represent prices between dealers and do not include retail mark up, markdown or commissions. They do not necessarily represent actual transactions.

As of June 30, 2011, there were 293 holders of record and approximately 1,375 beneficial holders of the Common Stock. This number of beneficial holders represents the number of actual holders of our Common Stock, including an estimate of the beneficial owners of shares held in “nominee” or “street” name.

We do not anticipate paying any cash dividends in the foreseeable future, as it is the current policy of our Board of Directors to retain any earnings to finance our future operations and expand our business.

ITEM 6: SELECTED FINANCIAL DATA

The following table sets forth selected historical financial data for fiscal years ended June 30, 2007 through 2011 and balance sheet data as of June 30, 2007 through 2011. This selected financial data (except for working capital, percentages and ratios) is derived from our audited Consolidated Financial Statements, for the years 2007 to 2011.

Selected Financial Data	Fiscal 2011		Fiscal 2010		Fiscal 2009	Fiscal 2008		Fiscal 2007
	$		$		$	$		$
Revenue	13,739,297		13,886,053		25,405,475	14,268,284		22,893,353
Net (Loss) Income	(1,594,144)		(975,153)		1,555,905	(662,994)		1,281,462
% Return on sales	(11.6%	)	(7.0%	)	6.1%	(4.6%	)	5.6%
Total assets	7,982,899		7,436,267		13,480,335	8,597,847		7,092,800
Long-term debt	--		143,519		212,254	20,908		29,786
Working capital	3,174,400		3,646,322		4,922,251	2,861,501		3,455,180
Current Ratio	1.99:1		2.72:1		1.66:1	1.72:1		2.51:1
Stockholders’ Equity	4,781,066		5,245,396		5,860,806	4,350,080		4,788,778
% Return on stockholders’ equity	(33.3%	)	(18.6%	)	26.5%	(15.2%	)	26.8%
Basic weighted average number of shares	17,037,418		15,137,528		15,130,054	15,130,054		14,933,087
Diluted weighted average number of shares	17,037,418		15,137,528		15,168,536	15,130,054		15,055,748
Diluted earnings (loss) per share	(0.09)		(0.06)		0.10	(0.04)		0.09

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

We perform all process engineering and the detailed design and specifications for all applicable structural, electrical, mechanical and chemical components of such system. We subcontract all fabrication and installation of systems when contracted. Our project managers and quality assurance personnel supervise and manage all aspects of our contracts to ensure we meet the performance criteria, as agreed with our customers.

We conduct business in Canadian, US and European currency to accommodate customers and mitigate our exchange risk through matching the sales currency with the supplier currency where practical. We participated in foreign exchange spot trading activities only during the fiscal year ended June 30, 2011.

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

At June 30, 2011, the net position of contracts in process is an investment of $339,878 compared to June 30, 2010 with an investment of $133,885. These amounts include gross costs and accrued income, which is netted against billings and progress payments. If the conditions of work to be performed change, or the estimated costs are not accurately projected, the gross profit from construction-type contracts may vary significantly in future periods. For example, a one percent variance in our estimate of costs as of June 30, 2011 on all open fixed-price contracts would impact our pre-tax income from product sales and services by $230,000.

Goodwill

Goodwill, which resides entirely in our Aftermarket business segment, represents the excess of purchase price over fair value at the time of the combination of Turbotak Technologies Inc. and Sonic Environmental Systems, Inc. into TurboSonic Technologies, Inc. in 1997.

We assess the impairment of goodwill annually or whenever business circumstances indicate that the carrying value of the goodwill asset on our balance sheet may not be recoverable, in whole or part. Our impairment review considers, among other things:

  significant underperformance relative to expected historical or projected future operating results;

  significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

  significant negative industry or economic trends; and

  significant decline in our stock price for a sustained period, and our market capitalization relative to net book value.

An annual test was completed at April 1, 2011 for the Aftermarket reporting unit. This test and an additional test at June 30, 2011 were based on a five-year discounted (12%) Cash Flow calculated using the pre-tax net income projection from our 2012 business plan. With the fair value exceeding book value by $401,713 in the June 2011 test, the conclusion reached was that there was no impairment of goodwill value for the year ended June 30, 2011.

Income Taxes and Tax Valuation Allowances

We record the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in our Consolidated Balance Sheet, as well as operating loss and tax credit carryforwards. Future realization of deferred tax assets ultimately depends on the existence of sufficient taxable income of the appropriate character (for example, ordinary income or capital gain) within the carryback or carryforward periods available under the tax law. We regularly review our deferred tax assets for recoverability based on historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies. After two consecutive years of substantial losses and continuing uncertainty surrounding the U.S. and global economics, the guidance under ASC Topic 740 considers this to be objective verifiable evidence that the deferred tax assets may not be recoverable through the criteria of a “more likely than not” (“MLTN”). We reassessed the valuation of deferred tax assets during the fourth quarter of fiscal 2011 and recorded a valuation reserve totaling $722,834.

The reserve considered the jurisdictions where we are subject to income tax: US federal, State of North Carolina (“NC”), Canadian federal and provincial and Italian federal and regional. We considered our average tax positioned over the preceding five years in each jurisdiction, combined this with our future projections of taxable income in the respective jurisdictions and computed a balance that we expect to realize in the five year period following fiscal 2011. That analysis determined that: the US federal deferred tax asset to be realized should be capped at a deferred tax amount of $750,000, NC loss carryforward would expire in 2012 under the likelihood that no income is attributable in the state and the Canadian and Italian deferred tax amounts are MLTN recoverable. In summary, a valuation reserve in fiscal 2011 was recorded for US federal tax of $615,834 and for NC tax of $107,000.

Our Consolidated Balance Sheet as of June 30, 2011 includes a non-current deferred tax asset of $1,070,592, after recording the valuation reserve of $722,834. This compares with a non-current deferred tax asset of $1,021,343 as of June 30, 2010. For all other jurisdictions for which we have net deferred tax assets, we expect that our future levels of pre-tax income are sufficient to generate the amount of future taxable income needed to realize these tax assets. Although we make every reasonable effort to ensure the accuracy of our deferred tax assets, if we continue to operate at a loss in certain jurisdictions or are unable to generate sufficient future taxable income, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, or if the potential impact of tax planning strategies changes, we could be required to increase the valuation allowance against all or a significant portion of our deferred tax assets resulting in a substantial increase in our effective tax rate and a material adverse impact on our operating results. As we realize future taxable income, we will record the applicable tax first against the valuation reserve before drawing on the gross deferred tax asset balance.

Results of Operations

Since completing a record year in fiscal 2009, we have been experiencing the effects of the economic downturn in fiscal 2011 and 2010. This downturn in our performance was attributable in substantial part to capital expenditure deferrals by customers throughout our primary business sectors. While we continue to face market uncertainties due to a slow economic recovery, we are encouraged by $22.7 million in new orders received in fiscal 2011 ($6.7 million in fiscal 2010) from key industries as represented in our growth in backlog orders from $3 million as of June 30, 2010 to a record high of $12 million as of June 30, 2011.

With revenue and gross profit in fiscal 2011 and fiscal 2010 almost identical, our reductions in selling, general and administrative expenses resulted in a reduced pre-tax loss of $1,647,484 for the fiscal year 2011 compared to a pre-tax loss of $1,885,635 for the fiscal year 2010.

Operations used $1,085,451 in cash reserves, ($3,791,040 in 2010) which we partially offset in fiscal 2011 through a common share rights issuance to existing shareholders for net proceeds of $853,086. The cash position at June 30, 2011 was $1,674,204 compared to $2,036,529 at June 30, 2010.

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

Environmental Regulation

SO2 emission reduction regulations went into effect on August 23, 2010, for coal-fired power plants, pulp and paper mills,metallurgical smelters and cement kilns. In addition, a final rule went into effect on November 8, 2010, designed to reduce hazardous air pollutants from the Portland cement manufacturing industry. The proposed Industrial Boiler MACT for industrial boiler emissions, expected to be law by December 2010, has been delayed until the earlier of the settlement of court challenges and the completion of EPA’s reconsideration of the ruling. EPA currently estimates a final rule by April 2012. EPA is also set to finalize its Utility MACT for electric generating units by November 2011, and has recently issued a final CSAPR, further limiting emissions of NOx and SO2 from power plants in certain designated states. We believe that these rules, if and when enacted, will afford us significant sales opportunities as they will impact industries in which we have years of experience, a large client base, and proven technologies for compliance.

According to The McIlvaine Company, a recognized independent market consulting firm with expertise in the air pollution control industry, the world market for air pollution control systems, products and services is forecast to grow from $65 billion in 2004 to $250 billion by 2015. Although we serve a very small part of this massive market the scale of opportunity is relevant to us.

Our New Technology

CGT™, a new patented technology to which TurboSonic has exclusive worldwide marketing rights, is a significant development in the control of volatile organic compounds (VOCs). CGT destroys VOCs such as formaldehyde from industrial air emissions, eliminating dependence on natural gas combustion in thermal oxidizers, the traditional approach to VOC control.

CGT avoids CO2 and NOx generated by the combustion of natural gas. The CGT technology offers an opportunity for a return on investment from the savings to the user of natural gas. CGT sales represented approximately $3 million of our closing backlog of $12 million at June 30, 2011. There is considerable interest in the CGT technology by potential clients, the EPA, and state and provincial agencies. We are conducting discussions with numerous customers regarding sales of these systems. According to The McIlvaine Company, the worldwide market for thermal oxidizers represents 40% of the total market for VOC abatement equipment, which was estimated in 2008 to be $4.25 billion annually. We believe that CGT technology will apply to a sizeable portion of this market.

Intellectual Property

We have an ongoing program for the research, development and commercialization, as well as licensing of new industrial processing and air pollution control products, systems and technologies, and the enhancement of existing products and systems. We believe that these investments will contribute significantly to our future growth.

The addition of CGT technology provides an economic rather than solely regulatory-driven demand for our technologies. CGT technologies displace thermal oxidation and the corresponding use of natural gas for the destruction of VOCs, thereby providing a return on investment for our clients.

A patent infringement case, related to our TurboSorb Spray-Dry Absorption (SDA) technology, was settled in fiscal 2011 at no material cost to us. As a result of this settlement, our competitor granted TurboSonic a patent license to pursue SDA opportunities in the US and Canada. We continue to freely pursue opportunities in other markets on a world-wide basis.

Income Statement Analysis:

12 MONTH COMPARATIVE INCOME STATEMENTS AT JUNE 30, 2011 AND 2010

	Fiscal 2011	% to		Fiscal 2010	% to		Increase (Decrease)
		Total			Total
	$	Revenue		$	Revenue		$	%
Contract revenue & sales
OEM systems	10,154,521	74%		10,798,683	78%		(644,162)	(6%	)
Aftermarket parts & retrofits	3,584,776	26%		3,087,370	22%		497,406	16%
	13,739,297	100%		13,886,053	100%		(146,756)	(1%	)
Contract costs & cost of sales
OEM systems	7,845,111	57%		8,292,748	60%		(447,637)	(5%	)
Aftermarket parts & retrofits	2,154,248	16%		1,842,631	13%		311,617	17%
	9,999,359	73%		10,135,379	73%		(136,020)	(1%	)
Gross profit
OEM systems	2,309,410	17%		2,505,935	18%		(196,525)	(8%	)
Aftermarket parts & retrofits	1,430,528	10%		1,244,739	9%		185,789	15%
	3,739,938	27%		3,750,674	27%		(10,736)	0%
Expenses
Selling, general & administrative	5,032,042	37%		5,106,408	38%		(74,366)	(1%	)
Research & development costs	182,007	1%		332,193	2%		(150,186)	(45%	)
Depreciation & amortization	170,786	1%		196,457	1%		(25,671)	(13%	)
	5,384,835	39%		5,635,058	41%		(250,223)	(4%	)
(Loss) from operations	(1,644,897)	(12%	)	(1,884,384)	(14%	)	239,487	(13%	)
Other expense
Interest, net	2,587	0%		1,251	0%		(1,336)	(107%	)
(Loss) before taxes	(1,647,484)	(12%	)	(1,885,635)	(14%	)	238,151	13%
(Recovery of) income taxes	(53,340)	(0%	)	(910,482)	(7%	)	(857,142)	(94%	)
Net (loss)	(1,594,144)	(12%	)	(975,153)	(7%	)	(618,991)	(63%	)
Foreign currency translation adjustment	243,897	2%		274,374	2%		(30,477)	(11%	)
Comprehensive (loss)	(1,350,247)	(10%	)	(700,779)	(5%	)	(649,468)	(93%	)

OEM order backlog at the beginning of fiscal 2011 was $2.4 million ($9.7 million at the beginning of fiscal 2010) and orders during fiscal 2011were $19.0 million ($3.5 million during fiscal 2010). OEM systems revenue was $10.2 million in fiscal 2011 ($10.8 million in fiscal 2010) contributing to $11.7 million in backlog for the beginning of fiscal 2012 ($2.4 million for the beginning of fiscal 2011). Annual revenue decreased 6% year over year whereas the backlog of orders increased 400% for the reasons discussed above under “Results of Operations”.

The cost of sales for OEM systems decreased 5% for the twelve month period ended June 30, 2011 which reflects the decrease in revenue (6%) over the same period in the prior year. As a result, gross profit on OEM systems was 23% for both fiscal years and gross profit as a percentage of revenue was 17% for fiscal 2011 and 18% for fiscal 2010, which difference is due to a sales mix between OEM and Aftermarket reporting units.

Our Aftermarket revenue increased 16% for the twelve month period ended June 30, 2011 over the same period in the prior fiscal year due mostly to an increase in semi-dry scrubbing orders (14%) , an increase in evaporative gas cooling orders (50%) and an increase in field service orders (30%).

The cost of sales for Aftermarket products increased 17% for the twelve month period ended June 30, 2011which reflects the change in Aftermarket revenue over the same period in fiscal 2010. The gross profit attributable to Aftermarket products was 10% of total revenue for fiscal 2011 (9% in fiscal 2010). Gross profit on Aftermarket segment revenue in fiscal 2011 was 40%, unchanged from fiscal 2010.

The gross profit from OEM systems in fiscal 2011 decreased 8% over fiscal 2010, and Aftermarket gross profit in fiscal 2011 increased 15% over fiscal 2010. This was due to lower sales volumes in the OEM segment for 2011 compared to 2010 and higher sales volumes in Aftermarket products in 2011 over 2010.

Selling, general and administrative expenses decreased $74,366 (1%) in fiscal 2011. This decrease is represented by changes in the following: a decrease in legal fees by $297,000 and a decrease in patent fees by $48,000, partially offset by increased salaries and benefits of $275,000. Legal fees had been high in 2010 due to our defense and settlement against a patent infringement claim by one of our competitors. The increased salaries and benefits in 2011 represented a return to full salary for staff after 4 months of a salary reduction plan in 2010, and the 2011 addition of a salesperson in our Italian operation. As a percentage of total revenue, selling, general and administrative expenses were 37% in fiscal 2011 and 38% in fiscal 2010.

The decrease of $150,186 in research and development costs is primarily due to the completion of WESP technology upgrades in 2010. This special initiative enhanced our product offering to address anticipated new regulatory announcements for boiler emission controls by the EPA.

The decrease of $1,336 in interest expense is due to the low interest rates and early payment of our bank debt in 2011.

Loss before taxes decreased by $238,151 year over year to a net loss of $1,647,484 in fiscal 2011 compared to a loss before taxes of $1,885,635 in fiscal 2010. This full year result reflects the decreased operating expenses experienced in fiscal 2011. We had a net loss of $1,594,144 in fiscal 2011 compared to a net loss of $975,153 in fiscal 2010. Our net loss for the 2011 fiscal year reflects the effect of a non-cash accounting adjustment of $722,834 which is attributable to a reduction in the valuation of our deferred tax assets due to our incurrence of two consecutive years of losses. This adjustment, by means of the establishment of a reserve, does not reduce the actual total deferred tax assets available to offset future taxes.

Recovery of income tax for fiscal 2011 was $53,340 compared to recovery of income tax of $910,482 in fiscal 2010. The fiscal 2011 recovery of tax includes decreases in deferred tax assets in the US of $200,493 and an increase in Canada of $240,753, together with recovery of Italian tax of $14,387 and provision for US tax of $1,307. The fiscal 2010 recovery of tax includes increases in deferred tax assets in the US of $673,229 and in Canada of $34,892, together with recovery of Canadian tax of $18,320, provisions for US tax of $17,740 and Italian tax of $44,890, as discussed in note 13 to the Consolidated Financial Statements. The US deferred tax assets includes a valuation allowance of $722,834, after an analysis identified that a portion of the deferred tax assets may not be recoverable through the criteria of “more likely than not”. Our effective tax rate for fiscal 2011 was (3%) versus the (48%) recorded in fiscal 2010. The recovery in fiscal 2011 is primarily related to our Scientific Research and Experimental Development Investment Tax Credit (“ITC”) claims as part of our company’s fiscal 2011 and 2010 Canadian corporate tax filings.

The other comprehensive income shown as foreign currency translation adjustment reflects the exchange values for Canadian dollar and Euro accounts on the balance sheet converted to US dollars for financial reporting. The statement of comprehensive income reflects annual change in the carrying value of these accounts – an increase of $243,897 in fiscal 2011 and a increase of $274,374 during fiscal 2010 - while the Stockholders’ equity carries the cumulative value of currency exchange for balance sheet accounts.

Liquidity and Capital Resources Analysis:
LIQUIDITY AND CAPITAL RESOURCES
	For the year ended June 30,
	2011	2010
Cash Summary	$	$
Cash (used in) provided by:
Operations	(1,085,451)	(3,791,040)
Purchase of equipment	(44,534)	(46,041)
Proceeds from common shares issued	853,086	6,000
Repayment of obligations under long-term debt	(152,953)	(78,789)
Foreign currency translation of cash	67,527	325,233
Net cash provided during the period	(362,325)	(3,584,637)
Cash beginning of period	2,036,529	5,621,166
Cash end of period	1,674,204	2,036,529

Working Capital Summary	2011	2010
	$	$
Current assets	6,376,233	5,672,158
Current liabilities	3,201,833	2,025,836
Net working capital	3,174,400	3,646,322
Current ratio	1.99:1	2.80:1

Summary of Contracts in Progress	2011	2010
	$	$
Contract value completed and to be invoiced	1,492,747	486,512
Contract advances invoiced	(1,152,869)	(352,627)
Net contracts in progress	339,878	133,885

Contract Backlog	2011	2010
	$	$
Contract value to be recognized as revenue	12,000,000	3,000,000

Cash of $1,085,451 applied to operations in 2011 was primarily due to the net loss for the year, while net proceeds ($853,086) from the sale of shares (see below) recovered most of the cash loss. In 2010, cash of $3,791,040 applied to operations accounted for the significant decline in working capital from 2009 without an offset of capital proceeds. Cash applied in 2010 was the result of decreased accounts payable, accrued charges and unearned revenue and contract advances partially offset by decreased accounts receivable, combined with the net loss recorded for the year. The net cash position $1,674,204 at June 30, 2011 is a decrease of $362,325 from the prior year.

On December 10, 2010 we completed a registered rights offering, which offered stockholders of record as of November 8, 2010 the right to acquire one share of our common stock for each two shares then held by such persons at a price of $0.34 per share. Stockholders exercised subscription rights to acquire 1,601,611 shares and oversubscription rights to acquire an additional 1,814,447 shares, resulting in our sale of an aggregate of 3,416,058 shares of common stock and our receipt of gross proceeds of $1,161,460 (net proceeds of $853,086). Such proceeds were added to our working capital for marketing opportunities stemming from both recent and anticipated enactments by the EPA of more stringent emission standards and rules for certain hazardous air pollutants and new products including CGT.

Our working capital decreased $471,922 in 2011 to $3,174,400, and the current ratio decreased to 1.99:1 from 2.80:1. This position continues to enable us to support a growth in sales anticipated from our increased backlog, increased regulations and introduction of new CGT technology.

Our contract payment terms provide for funding the progression of work to the point of delivery. A final holdback amount is often dependent on commissioning, specified performance criteria or a fixed time of operations. At any point in time, the contracts in process with costs that exceed invoicing may exceed the contracts that have been invoiced in advance of performance. At June 30, 2011, the net position of contracts in process is an investment of $339,878 compared to June 30, 2010 with an investment of $133,885. This investment is realized when full payment terms are achieved for issuance of invoicing to the client.

In March 2011, our ability to request standby letters of credit under our credit facility with a Canadian bank was reduced by that bank to USD $3.0 million (from USD $4.25 million). The standby letters of credit are secured by a general security interest in, and lien upon, our assets and guarantees provided by Export Development Canada on a fee-for-service basis.

The Canadian bank also withdrew as of April 30, 2011 (i) our demand operating line of CAD $1.5 million, (ii) our demand credit for foreign exchange contracts of USD $750,000 and (iii) our demand term bank loan for computer equipment. There were no drawdowns against the operating or foreign exchange credit lines and we repaid the demand term bank loan on April 29, 2011.

In May 2011, we reached an agreement with a second Canadian bank, with operating affiliates in the US and other countries, which provides for a credit facility for standby letters of credit for CAD $4.25 million that is secured by a general security interest in, and lien upon, our assets and guarantees provided by Export Development Canada on a fee-for-service basis. This credit facility became operational in August 2011, at which time our prior credit facilities, discussed above, were terminated by mutual consent.

At June 30, 2011, we had standby letters of credit for approximately USD $1.4 million (USD $2.0 million at June 30, 2010) in place with various customers in order to receive cash proceeds ahead of delivery and end-of-warranty milestones. Export Development Canada have provided guarantees to the Canadian Bank for prior issued letters of credit and guarantees for subsequent letters of credit to be issued through a second Canadian bank to a total credit line of CAD $4.25 million.

Financial covenants under the agreement with the second Canadian bank are: (a) Total Liabilities to Tangible Net Worth Ratio does not exceed 2.0:1 at any time and (b) Current Ratio is not less than 1.20:1 at any time. We were in compliance with these terms at June 30, 2011: (a) Total Liabilities to Tangible Net Worth Ratio was 0.42:1 and (b) Current Ratio was 1.99:1, and we are not aware of any issues that could result in our non-compliance in the proximate future.

On September 19, 2011, we entered into an Investment Agreement with Dutchess Opportunity Fund, II, LP for the sale, from time to time, at our discretion, of up to $3.0 million of our common stock during a three-year period at a price equal to 95% of the recent average market price at the time of sale. The extent to which we will need to access any portion or all of the proceeds available under the Investment Agreement will depend in substantial part upon the availability and adequacy of our cash flows from operations so as to enable us to address timing differences that may arise in our need to pay vendors and suppliers in advance of our receipt of contractual progress payments from our customers. A registration statement that registers such common stock must be declared effective by the SEC prior to our sale to Dutchess of any common stock under the Investment Agreement.

As was the case with our previous bank operating line of credit that was never utilized, the Dutchess Investment Agreement for an equity line of credit has been established to provide back-up capabilities should the timing of our contractual progress payments prove temporarily insufficient to pay our vendors and suppliers.

Our backlog as at June 30, 2011 was approximately $12,000,000, which we expect to record 90% as revenue in fiscal 2012, compared to the June 30, 2010 backlog of $3,000,000. There is no assurance that backlog will be replicated, increased or transferred into higher revenues for the future.

Based on our cash position and working capital at June 30, 2011; our credit agreements with the second Canadian bank and Export Development Canada; subject to the effectiveness of the registration statement described above, our access to an equity line of credit with Dutchess; our recent increase in bookings; and anticipated sales orders through fiscal 2012, we believe that we will have sufficient capital resources to support operations through June 30, 2012.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign transactions are conducted in Canadian dollars, US dollars or Euro to accommodate customers and all reporting is prepared in US dollars. A major portion of our selling, administrative and engineering expenses is denominated in Canadian dollars. As a result, fluctuations in currency exchange rates may affect operating results. We have not entered into forward or future foreign exchange contracts in fiscal 2011, and there were no outstanding forward foreign exchange contracts at June 30, 2011. To further mitigate currency exposure we attempt to contract outsourcing, where practical, in the same currency as the sales contract or with fabricators where the all-in costs, including currency, are most favorable. At June 30, 2011, we were not using any bank borrowing facility, other than outstanding standby letters of credit totaling $1,441,757, that could subject us to the risk of interest rate fluctuations.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to pages F-1 through F-18 comprising a portion of this Annual Report on Form 10-K.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A: CONTROLS AND PROCEDURES

Our management has carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2011. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2011.

There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management determined that, as of June 30, 2011, our internal control over financial reporting was effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

ITEM 9B: OTHER INFORMATION

On September 22, 2011, we issued a press release announcing our financial results for the year ended June 30, 2011. A copy of the press release is being furnished as Exhibit 99.1 to this report and incorporated herein by reference.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers, directors and key persons are as follows:

Name	Age	Positions and Offices
Ken Kivenko	69	Chairman of the Board
Edward F. Spink	57	Chief Executive Officer and Director
Egbert Q. van Everdingen	50	President, Secretary-Treasurer and Director
Carl A. Young	69	Chief Financial Officer
Richard H. Hurd	74	Director
Glen O. Wright	62	Director
Raymond L. Alarie	59	Director
F. Eugene Deszca	63	Director
Robert A. Allan	69	Vice President Engineering
David J. Hobson	63	Vice President Finance & Administration
Richard C. Gimpel	63	Vice President Marketing & Sales
Luca Finzi	57	General Manager – Italian Branch (key person)

Ken Kivenko, P.Eng., has been a director of our company since February 2007. Mr. Kivenko, a member of the Professional Engineers of Ontario, is the founder and President of Kenmar Consulting. Kenmar acts as a private consultant in the areas of strategic planning, Total Quality, financing and governance, and was established in January 2001. Prior thereto, he was President and CEO of NBS Technologies, a supplier of credit and ID cards and card personalization equipment, from June 1995 to December 2000. He currently serves on the board of TSX-listed RDM Corporation (HR/Compensation committee and Chair of Governance Committee). He is the Advisory Committee Chairman for the Small Investor Protection Association in Canada, a member of the board of the Excellence Canada (formerly National Quality Institute) and is a former member of the Ontario Securities Commission Continuous Disclosure Advisory Committee. We believe that Mr. Kivenko’s extensive engineering background, his many years as senior executive with a number of diversified companies, his role with the National Quality Institute, over ten years of public board experience and his background for good corporate disclosure and governance qualify him to serve as a director of our company.

Edward F. Spink, Chief Executive Officer and director, has completed 25 years as a Senior Executive with us and has participated in the development of our company and our technology. He served as Chairman of the Board of Directors from June 1999 to December 2007, at which time he nominated an outside director as chairman to improve our corporate governance practises. He has been instrumental in the expansion of product lines and the development of our intellectual property base and has authored, participated and directed numerous patents. Mr. Spink has served as a director with The Bank of Akron in New York state since 2005. We believe that Mr. Spink’s unique position in working alongside our founder for 19 years, his 25 years as a senior executive with TurboSonic and the role that he has played in the development of our technology qualify him to serve as a director of our company.

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

Carl A. Young, CA., has served as our Chief Financial officer on a part-time basis since October 2006. A Chartered Accountant, he had served as an officer and director of several private industrial corporations through 1989, then becoming owner of Mentor Dynamics Inc., which designed, manufactured and installed custom material handling equipment and industrial overhead cranes, and Provincial International Cranes Inc., which designed and sub-contracted fabrication of industrial and shipyard cranes to international markets. After selling these businesses in 1999, Mr. Young has provided interim management services as a senior financial officer and director, and other business consulting services to a number of clients in industry, commerce and services.

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

Glen O. Wright has been a director of our company since December 2005. Mr. Wright founded Wright, Mogg and Associates Ltd., a pension and benefits consulting firm and served as its Chief Executive Officer from 1980 to 1986, and its Chairperson and Chief Executive Officer until 1996. It was sold in 2000 to Cowan Insurance Group and he continued as Chairman of the Cowan Insurance Group until October 2002. He served as the Chairman of the Workplace Safety and Insurance Board in Ontario from June 1996 to February 2004 and served as Chairman of Hydro One, the agency responsible for electric transmission in Ontario from June 2002 to May 2003. Since February 2004, he has been working on a number of consulting projects through GPark Consulting Ltd., of which he is President. He is currently a director of PrinterOn Corporation, Waterloo North Hydro and LeanCor Logistics LLC, and was formerly a director for the Institute for Work and Health, Gore Mutual Insurance and the Canadian Broadcasting Corporation, a member of the Wilfrid Laurier University Foundation, the 2010 Chair of the Joint Public Advisory Committee of the Commission for Environmental Cooperation and a member of the Council for Canadian Unity. We believe that Mr. Wright’s executive business experience, including founding a pension consulting firm, serving in senior executive roles for twenty years, and Chairman positions with major provincial organizations, qualify him to serve as a director of our company.

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

Luca Finzi has served as General Manager Europe since February 2006. From 1996 to 2005 he was a General Manager with Hamon Research Cottrell, part of the Belgian-based Hamon Group, including three years as President of Hamon Research Cottrell USA, based in New Jersey. Prior thereto, from 1985 to 1996, he was a manager with Cifa Progetti, an Italian company focused on environmental systems and bulk solids handling. He holds a Master's degree in Mechanical Engineering from the Politecnico di Milano.

All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Executive officers are elected annually by the Board of Directors to hold office until the first meeting of the Board following the next annual meeting of stockholders or until their successors are chosen and qualified.

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who own beneficially more than 10% of our common stock to file reports of ownership and changes in ownership of such common stock with the SEC, and to file copies of such reports with us. Based solely upon a review of the copies of such reports filed with us, we believe that during the year ended June 30, 2011 such reporting persons complied with the filing requirements of Section 16(a).

Our Board of Directors has determined that each of our non-employee directors (Messrs. Kivenko, Hurd, Wright, Alarie and Deszca), who collectively constitute a majority of our Board, meets the general independence criteria set forth in the Nasdaq Marketplace rules. In addition, our Board has made a subjective determination as to each of the foregoing individuals that no relationships exist that, in the opinion of our Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

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

ITEM 11: EXECUTIVE COMPENSATION

Summary Compensation

Set forth below is the aggregate compensation for services rendered in all capacities to us during the three fiscal years ended June 30, 2011 by our chief executive officer and by our four other most highly compensated executive officers during fiscal 2011 (collectively the “Named Officers”).

	SUMMARY COMPENSATION TABLE (1)
Name and	Year	Salary	Option	Non-equity	All Other
Principal Position	Ended		Awards (2)	Incentive Plan	Compensation		Total
	June 30			Compensation (3)
		$	$	$	$		$
Edward F. Spink	2011	224,596	722	—	—		225,318
Chief Executive Officer	2010	191,576	1,840	—	—		193,416
	2009	193,121	4,452	96,561	1,287	(4)	295,421

Egbert Q. van Everdingen,	2011	199,641	722	—	—		200,363
President, Secretary-Treasurer	2010	171,664	1,840	—	—		173,504
	2009	171,664	4,452	85,832	1,287	(4)	263,235

Carl A. Young	2011	137,454	961	—	—		138,415
Chief Financial Officer	2010	140,958	1,840	—	—		142,798
	2009	96,973	—	42,916	—		139,889

Richard C. Gimpel,	2011	122,173	—	—	—		122,173
VP – Marketing & Sales	2010	104,584	—	—	13,432	(5)	118,016
	2009	123,600	—	18,540	12,963	(5)	155,103

Robert A. Allan	2011	119,786	—	—	—		119,786
VP – Engineering	2010	105,075	—	—	—		105,075
	2009	98,692	—	15,321	—		114,013

1)	No bonus awards were made except for bonus awards under Non-Equity Incentive Plan Compensation. We have no pension or deferred compensation plans to which we contribute.

2)

This column represents the aggregate grant date fair value of option awards granted in fiscal 2009, 2010 and 2011, in accordance with ASC Topic 718, “Compensation – Stock Compensation”. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. The fair value of the option award was calculated using the closing price of our common stock on the date of grant. For additional information, refer to note 12 of our financial statements in this Form 10-K. Amounts in this column reflect our accounting expense for these awards and may not correspond to the actual value that will be recognized by the named executive officers.

3)

Amounts in this column represent discretionary bonuses approved by our Board of Directors in fiscal 2009 for the named executive officers. There were no discretionary bonuses approved by our Board of Directors in fiscal 2010 or 2011.

4)	This represents directors fees received during the corresponding fiscal year.

5)	This represents commission paid on orders received prior to fiscal 2007.

The recognized stock-based compensation expense listed as Option Awards for Mr. Spink in the above Summary Compensation Table was derived from an award of 20,000 options as a director made on December 11, 2008 at an exercise price of $0.30, an award of 25,000 options as an employee made on December 11, 2009 at an exercise price of $0.79 and an award of 25,000 options as an employee made on December 9, 2010 at an exercise price of $0.31.

The recognized stock-based compensation expense listed as Option Awards for Mr. Van Everdingen in the above Summary Compensation Table was derived from an award of 20,000 options as a director made on December 11, 2008 at an exercise price of $0.30, an award of 25,000 options as an employee made on December 11, 2009 at an exercise price of $0.79 and an award of 25,000 options as an employee made on December 9, 2010 at an exercise price of $0.31.

The recognized stock-based compensation expense listed as Option Awards for Mr. Young in the above Summary Compensation Table was derived from an award of 15,000 options as an employee made on December 11, 2009 at an exercise price of $0.79 and an award of 25,000 options as an employee made on December 9, 2010 at an exercise price of $0.31.

The options reflected in the above Summary Compensation Table as having been granted to Messrs. Spink and van Everdingen, in their respective capacities as members of our Board were immediately exercisable upon their grant date. The options reflected in the table as having been granted December 11, 2009 to Messrs. Spink, van Everdingen and Young, in their respective capacities as employees will not become exercisable prior to December 11, 2012 for Mr. Young and prior to December 11, 2014 for Messrs. Spink and van Everdingen. The options reflected in the table as having been granted December 9, 2010 to Messrs. Spink, van Everdingen and Young, in their respective capacities as employees will not become exercisable prior to December 9, 2013 for Mr. Young and prior to December 9, 2015 for Messrs. Spink and van Everdingen.

None of our executive officers are employed pursuant to an employment agreement.

OUTSTANDING EQUITY AWARDS AT JUNE 30, 2011

	Number of Shares	Number of Shares
	Underlying	Underlying	Exercise	Expiration
	Unexercised Options	Unexercised Options	Price	Date
	Exercisable	Unexercisable
Edward F. Spink	35,000	—	$1.10	1/05/2012
	20,000	—	$0.84	12/11/2015
	20,000	—	$0.30	12/11/2016
	—	25,000 (1)	$0.79	12/11/2017
	—	25,000 (3)	$0.31	12/11/2018

Egbert Q. van Everdingen	35,000	—	$1.10	1/05/2012
	20,000	—	$0.84	12/11/2015
	20,000	—	$0.30	12/11/2016
	—	25,000 (1)	$0.79	12/11/2017
	—	25,000 (3)	$0.31	12/11/20187

Carl A. Young	—	15,000 (2)	$0.79	12/11/2017
	—	25,000 (4)	$0.31	12/11/2018

Richard C. Gimpel	12,500	—	$1.10	1/05/2012

Robert A. Allan	12,500	—	$1.10	1/05/2012

1) Options vest on December 11, 2014.	2) Options vest on December 11, 2012.
3) Options vest on December 9, 2015.	4) Options vest on December 9, 2013.

COMPENSATION OF DIRECTORS

	Fees Earned or Paid in
	Cash	Option Awards (1)	Total
	$	$	$
Richard R. Hurd	23,750	4,125	27,875
Ken Kivenko	21,711	4,125	25,836
Glen O. Wright	24,206	4,125	28,331
Raymond L. Alarie	23,707	4,125	27,832
F. Eugene Deszca	13,975	4,125	18,100

1)

This column represents the aggregate grant date fair value of option awards granted in fiscal 2011, in accordance with ASC Topic 718, “Compensation – Stock Compensation”. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. The fair value of the option award was calculated using the closing price of our common stock on the date of grant. For additional information, refer to note 12 of our financial statements in this Form 10-K Amounts in this column reflect our accounting expense for these awards and do not correspond to the actual value that will be recognized by the directors.

Our non-executive directors are paid $3,000 per quarter and $500 for each regularly scheduled board meeting or committee meeting attended in person and $250 for each meeting attended by phone. In addition to the above-noted fees, the board and the audit committee chairperson each receive $3,000 per quarter and the compensation committee chairperson receives $750 per quarter. All of our non-executive directors are periodically granted stock options, typically on a yearly basis. Non-executive directors receive reimbursement of out-of-pocket expenses incurred for each board meeting or committee meeting attended. During the fiscal year ended June 30, 2011, there was a grant of 20,000 options to each non-executive director, which vested immediately, had an exercise price of $0.31 and an expiration date of December 9, 2018.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of September 21, 2011 the shares of our common stock beneficially owned by each person who, to our knowledge, is the holder of 5% or more of our common stock, by each of our directors, by the Named Officers and by all of our executive officers and directors as a group.

	Number of Shares		Approximate Percentage of
Name and Address of Beneficial Owner or Identity or Group*	Beneficially Owned (1)		Class
Dr. Donald R. Spink, Sr.	1,223,599	(2)	6.6%
Edward F. Spink	1,332,437	(3)	7.2%
Egbert Q. van Everdingen	400,827	(3)	2.2%
Richard H. Hurd	176,137	(4)	**
Glen O. Wright	151,000	(4)	**
Ken Kivenko	122,500	(4)	**
Raymond L. Alarie	410,000	(5)	2.2%
F. Eugene Deszca	210,000	(5)	1.1%
Carl A. Young	154,058		**
Richard C. Gimpel	62,500	(6)	**
Robert A. Allan	167,500	(6)	**
Bard Associates, Inc. (7)	3,745,350		20.2%
Perritt Funds, Inc. (8)	1,055,000		5.7%
All Executive Officers and Directors as a group (11 persons)	3,247,120	(9)	16.9%

(*)	Unless otherwise indicated, address of each person is c/o TurboSonic Technologies, Inc. 550 Parkside Drive, Suite A-14, Waterloo, Ontario, N2L 5V4, Canada.

(**)	Less than 1%.

	(1)	Unless otherwise indicated, all persons named below have sole voting and investment power over listed shares.

	(2)	Includes 764,609 TurboSonic Canada Shares owned by Canadian numbered corporation, over which shares Dr. Spink exercises voting control.

	(3)	Includes 75,000 shares issuable upon exercise of vested options.

	(4)	Includes 100,000 shares issuable upon exercise of vested options.

	(5)	Includes 60,000 shares issuable upon exercise of vested options

	(6)	Includes 12,500 shares issuable upon exercise of vested options.

(7)

Pursuant to a Schedule 13G filed on January 10, 2011, Bard Associates, Inc. , an investment adviser, has the sole power to direct the disposition of 3,745,350 shares and the sole power to direct the vote of 153,750 shares. The address of the beneficial owner is 135 South LaSalle St., Suite 2320, Chicago, IL 60603.

(8)

Pursuant to a Schedule 13G filed on February 8, 2011, Perritt Funds, Inc., a registered investment company,. has the shared power to direct the disposition of, and the shared power to direct the vote of, 1,055,000 shares. The address of the beneficial owner is 300 South Wacker Drive, Suite 2880, Chicago, IL 60606.

	(9)	Includes 607,500 shares issuable upon exercise of vested options.

Securities Authorized for Issuance Under Equity Compensation Plans:

The following table provides information as of June 30, 2011 about our equity compensation plans:

	Number of Securities to	Weighted Average –
	be Issued upon Exercise	Exercise Price of	Number of Securities
	of Outstanding Options,	Outstanding Options,	Remaining Available
Plan Category	Warrants and Rights	Warrants and Rights	for Future Issuance
Equity compensation plans approved by security holders:
- 2008 Stock Plan	440,000	$0.5364	360,000
- 2003 Stock Plan	395,000	$0.9116	117,500
Total	835,000	$0.7139	477,500

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

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees for professional services provided by our principal independent auditors in each of the last two fiscal years, in each of the following categories are as follows:

	2011	2010
Fees billed by Deloitte & Touche LLP:	$	$
Audit fees	161,731	95,167
Audit-related fees	—	—
Tax fees	29,674	10,792
Other	—	40,059
	191,405	146,018

Audit fees services include fees associated with the annual audit, quarterly reviews, assistance with and review of documents filed with the Securities and Exchange Commission, including registration statements in fiscal 2011. Audit-related fees principally would consist of accounting consultations and internal control reviews outside the scope of the audit. Tax fees include tax compliance and tax consultations. In fiscal 2010, other fees consisted of capital markets analysis.

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

3.5	Amended and Restated By-laws of TurboSonic Technologies (4)
4.1	Form of certificate evidencing share of common stock (2)
10.1	* 2003 Stock Plan (5)
10.2	* 2008 Stock Plan (6)
10.3	Facility Agreement dated May 12, 2011 by and between TurboSonic Inc. and HSBC Bank Canada
10.4	General Security Agreement dated June 20, 2011 by and between TurboSonic Inc. and HSBC Bank Canada
10.5	General Security Agreement dated June 20, 2011 by and between TurboSonic Canada Inc. and HSBC Bank Canada
10.6	Guarantee dated as of June 20, 2011 by and between TurboSonic Canada Inc. and HSBC Bank Canada
10.7	Investment Agreement, dated as of September 19, 2011, by and between TurboSonic Technologies and Dutchess Opportunity Fund, II, LP, a Delaware Limited Partnership (7)
10.8	Registration Rights Agreement, dated as of September 19, 2011, by and between TurboSonic Technologies and Dutchess Opportunity Fund, II, LP, a Delaware Limited Partnership (7)
14.1	Code of Ethics (8)
21.1	Subsidiaries of TurboSonic Technologies
23.1	Consent of Deloitte & Touche LLP
31.1	Rule 13a-14(a)/15d-14(a) Certifications
31.2	Rule 13a-14(a)/15d-14(a) Certifications
32.1	Section 1350 Certifications
99.1	Full Year Operating Results Press Release issued September 22, 2011

* Compensatory Plan

(1)	Filed on April 9, 1993 as an exhibit to our Registration Statement on Form S-1 (File Number 33-60856) and incorporated herein by reference.

(2)	Filed on November 18, 1997 as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended April 30, 1996 and incorporated herein by reference.

(3)	Filed on September 30, 2002 as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2002 and incorporated herein by reference.

(4)	Filed on August 26, 2010 as an exhibit to our Current Report on Form 8-K dated August 23, 2010 and incorporated by reference.

(5)	Filed on November 12, 2002 as an exhibit to our proxy statement for the 2002 annual meeting, and incorporated herein by reference.

(6)	Filed on November 6, 2007 as an exhibit to our proxy statement for the 2007 annual meeting, and incorporated herein by reference.

(7)	Filed on September 22, 2011 as an exhibit to our Current Report on Form 8-K dated September 19, 2011 and incorporated herein by reference.

(8)	Filed on September 28, 2004 as an exhibit to our Annual Report on Form 10-KSB for the year ended June 30, 2004 and incorporated herein by reference.

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES
Incorporated Under the Laws of Delaware, United States

REPORT OF INDEPENDENT REGISTERED CHARTERED ACCOUNTANTS

To the Board of Directors and Stockholders of
TurboSonic Technologies, Inc.

We have audited the accompanying consolidated balance sheets of TurboSonic Technologies, Inc. and its subsidiaries (the “Company”) as of June 30, 2011 and 2010, and the related consolidated statements of (loss) and comprehensive (loss), stockholders’ equity, and cash flows for each of the two years in the period ended June 30, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of TurboSonic Technologies, Inc. and its subsidiaries as of June 30, 2011 and 2010, and the results of their operations and their cash flows for each of the two years in the period ended June 30, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
Independent Registered Chartered Accountants
Licensed Public Accountants
Kitchener, Canada
September 23, 2011

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES
Incorporated Under the Laws of Delaware, United States

CONSOLIDATED BALANCE SHEETS

As at June 30	[expressed in United States dollars]

	2011	2010
	$	$
ASSETS
Current
Cash and cash equivalents	1,674,204	2,036,529
Accounts receivable, net [note 4]	2,755,570	2,251,476
Retentions receivable	244,974	709,554
Inventories [note 5]	96,625	96,410
Deferred contract costs and unbilled revenue [note 6]	1,492,747	486,512
Income taxes recoverable	24,538	111,481
Other current assets	87,575	79,995
Total current assets	6,376,233	5,771,957
Property and equipment, less accumulated depreciation
and amortization [note 7]	123,262	230,155
Goodwill	398,897	398,897
Deferred income taxes [note 13]	1,070,592	1,021,343
Other assets	13,915	13,915
	1,606,666	1,664,310
Total assets	7,982,899	7,436,267

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable	1,249,391	814,567
Accrued compensation charges	444,374	260,042
Accrued warranty provision [note 8]	60,000	94,214
Accrued other charges [note 17]	295,199	525,902
Long-term debt, current portion [note 9]	—	78,283
Unearned revenue and contract advances [note 6]	1,152,869	352,627
Total current liabilities	3,201,833	2,125,635
Long term debt [note 9]	—	65,236
	3,201,833	2,190,871
Commitments and contingencies [note 10]
Stockholders’ equity [note 12]
Share capital
Authorized
30,000,000 common shares, par value $0.10 per share
1,500 preferred shares, no par value
Issued
18,435,773 common shares [2010 – 14,982,542]
118,339 common shares reserved for the conversion of the subsidiary’s Class B exchangeable shares[2010 – 155,512]	2,900,434	2,558,806
Additional paid-in capital	4,207,958	3,663,669
	7,108,392	6,222,475
Accumulated other comprehensive income	996,007	752,110
Accumulated deficit	(3,323,333)	(1,729,189)
Total stockholders’ equity	4,781,066	5,245,396
Total liabilities and stockholders’ equity	7,982,899	7,436,267

See accompanying notes

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES
Incorporated Under the Laws of Delaware, United States

CONSOLIDATED STATEMENTS OF (LOSS) AND COMPREHENSIVE (LOSS)

Years ended June 30	[expressed in United States dollars]

	2011	2010
	$	$
CONTRACT REVENUE AND SALES
OEM systems revenue	10,154,521	10,798,683
Aftermarket revenue	3,584,776	3,087,370
	13,739,297	13,886,053
CONTRACT COSTS AND COST OF SALES
OEM systems contract costs and costs of sales	7,845,111	8,292,748
Aftermarket contract costs and cost of sales	2,154,248	1,842,631
	9,999,359	10,135,379
Gross profit	3,739,938	3,750,674
EXPENSES
Selling, general and administrative	5,032,042	5,106,408
Research and development	182,007	332,193
Depreciation and amortization	170,786	196,457
	5,384,835	5,635,058
(Loss) from operations	(1,644,897)	(1,884,384)
Interest income	3,489	7,561
Interest expense	(6,076)	(8,812)
(Loss) before recovery of income taxes	(1,647,484)	(1,885,635)
(Recovery of) income taxes [note 13]	(53,340)	(910,482)
Net (loss)	(1,594,144)	(975,153)
Other comprehensive income:
Foreign currency translation adjustment	243,897	274,374
Comprehensive (loss)	(1,350,247)	(700,779)
Basic (loss) per share [note 14]	($0.09)	($0.06)
Diluted (loss) per share [note 14]	($0.09)	($0.06)
Basic weighted average number of shares [note 14]	17,037,418	15,137,528
Diluted weighted average number of shares [note 14]	17,037,418	15,137,528

See accompanying notes

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES
Incorporated Under the Laws of Delaware, United States

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

As at June 30	[expressed in United States dollars]

					Accumulated
	Common shares		Additional		other	Total
	[Note 12]		paid-in	Accumulated	comprehensive	stockholders’
	Shares	Amount	capital	Deficit	Income	equity
	#	$	$	$	$	$
Balance – July 1, 2009	15,130,054	2,549,446	3,587,660	(754,036)	477,736	5,860,806
Net (loss)	—	—	—	(975,153)	—	(975,153)
Stock-based compensation [note 12]	—	—	79,369	—	—	79,369
Translation adjustment	—	—	—	—	274,374	274,374
Issuance of shares [note 12]	8,000	9,360	(3,360)	—	—	6,000
Balance – June 30, 2010	15,138,054	2,558,806	3,663,669	(1,729,189)	752,110	5,245,396
Net (loss)	—	—	—	(1,594,144)	—	(1,594,144)
Stock-based compensation [note 12]	—	—	32,831	—	—	32,831
Translation adjustment	—	—	—	—	243,897	243,897
Issuance of shares[note 12]	3,416,058	341,628	511,458	—	—	853,086
Balance – June 30, 2011	18,554,112	2,900,434	4,207,958	(3,323,333)	996,007	4,781,066

See accompanying notes

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES
Incorporated Under the Laws of Delaware, United States

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended June 30	[expressed in United States dollars]

	2011	2010
	$	$
OPERATING ACTIVITIES
Net (loss)	(1,594,144)	(975,153)
Add charges to operations not requiring a current cash payment:
Stock-based compensation expense [note 12]	32,831	79,364
Depreciation and amortization [note 7]	170,786	196,457
Deferred income taxes	(40,260)	(708,121)
Net change in non-cash assets and liabilities related to operations [note 15]	345,336	(2,383,587)
Cash (used in) operating activities	(1,085,451)	(3,791,040)
INVESTING ACTIVITIES
Purchase of property and equipment	(44,534)	(46,041)
Cash (used in) investing activities	(44,534)	(46,041)
FINANCING ACTIVITIES
(Repayment) of obligations under long-term debt and capital leases	(152,953)	(78,789)
Proceeds from issuance of common shares [note 12]	853,086	6,000
Cash provided by (used in) financing activities	700,133	(72,789)
Effect of exchange rate changes on cash and cash equivalents	67,527	325,233
Net cash (used) during year	(362,325)	(3,584,637)
Cash and cash equivalents, beginning of year	2,036,529	5,621,166
Cash and cash equivalents, end of year	1,674,204	2,036,529
Supplemental cash flow information:
Interest paid	(6,075)	(8,812)
Interest received	3,489	6,963
Income taxes paid	(10,558)	(350,626)

See accompanying notes

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	Notes to Consolidated Financial Statements
Year ended June 30, 2011

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

Goodwill

Since the adoption of ASC Topic 350 as at July 1, 2001, we have completed the transitional impairment test as at July 1, 2001 and annual impairment tests through April 1, 2011 and additionally at June 30, 2011, to identify if there is any impairment to the goodwill using a fair value methodology by reporting unit. The goodwill relates only to the Aftermarket reporting unit and we conclude there has not been any impairment.

Property and equipment

Property and equipment are recorded at cost. Depreciation and amortization are calculated on the straight-line method over the estimated useful lives of the assets as follows:

Office equipment	2 – 5 years
Other equipment	5 – 10 years
Leasehold improvements	shorter of lease term [5 – 6 years] or assets’ useful life

Revenues and long-term contracts

We derive revenue from long-term contracts, which require performance [i.e., design, construction and performance testing] over a time span and which may extend one or more accounting periods. For long-term contracts, we employ two methods of recognition – the percentage of completion method for all of such projects being undertaken except in instances of uncertainty, and the completed contract method for contracts with significant uncertainty, such as the use of new technology. Aftermarket revenue recorded is based on persuasive evidence of an existing arrangement, price is fixed or determinable, products are shipped, services are performed or billings are rendered, which approximates actual performance, and collection is reasonably assured.

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

When the current estimated costs to complete indicate a loss, such losses are recognized immediately.

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

Contract claims against the customer are recorded as revenue only upon award or settlement. The amounts recorded, if material, are disclosed in the notes to the consolidated financial statements. Costs attributable to claims are treated as costs of contract performance, as incurred. There were no material contract claims filed in either fiscal 2011 or 2010.

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	Notes to Consolidated Financial Statements
Year ended June 30, 2011

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

Accounting for Uncertainty in Income Taxes

In accordance with ASC Subtopic 740-10, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“ASC Subtopic 740-10”) we recognize, measure, present, and disclose in our consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return that are more likely than not to be sustained under examination by the taxing authorities, based on the technical merits of the positions. Claims under the Canadian “Scientific Research & Development” program for fiscal year 2011 have yet to be submitted [see note 13].

Advertising costs

All costs associated with advertising and promoting products are expensed as incurred. Advertising and promotion expense was $106,024 in 2011 [$101,464 in 2010].

Stock-based compensation

We account for share-based payments in accordance with ASC Topic 718, “Compensation – Stock Compensation” (“ASC Topic 718”), which requires compensation cost relating to share-based payment transactions be recognized in the financial statements based on the estimated fair value of the equity or liability instrument issued.

We use the Black-Scholes option pricing model to estimate the fair value of such awards. ASC Topic 718 requires forfeitures of share-based awards to be estimated at the time of the grant and revised in subsequent periods, if actual forfeitures differ from initial estimates. Therefore, expenses related to share-based payments and recognized in the years ended June 30, 2011 and 2010 have been reduced for estimated forfeitures. Forfeitures and expected terms were estimated based on historical experience. See Note 12 for more information regarding the assumptions used in estimating the fair value of stock options.

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
Year ended June 30, 2011

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES continued

Earnings (Loss) per share

Basic earnings (loss) per share is computed by dividing net earnings(loss) available to common stockholders by the weighted average number of common shares outstanding during the year. In computing the earnings (loss) per share, the TurboSonic Canada Inc. Class B exchangeable shares, disclosed in note 12, are considered outstanding common stock of TurboSonic Technologies, Inc. Diluted earnings (loss) per share reflects the per share amount under the treasury stock method that would have resulted if dilutive potential common stock had been converted to common stock.

Foreign currency translation

The functional currency of TurboSonic is the United States dollar. European and Canadian-based operations maintain their accounts in their respective local currencies. Transactions incurred in currencies other than the functional currency are converted to the functional currency at the transaction date. All foreign currency transaction gains and losses are included in net income (loss). The financial statements of our foreign subsidiaries have been translated into United States dollars in accordance with ASC Subtopic 830-30, “Translation of Financial Statements” (“ASC Subtopic 830-30”). All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Income statement amounts have been translated using monthly average exchange rates. The gains and losses resulting from the changes in exchange rates from year to year have been reported separately in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity.

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

Comprehensive income (loss)

We report comprehensive income (loss), in addition to net income (loss) from operations, as required by ASC Topic 220, “Comprehensive Income” (“ASC Topic 220”). Comprehensive income (loss) is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of (loss) net income. Comprehensive income (loss) is defined as a change in equity during the financial reporting period of a business enterprise resulting from non-owner sources. Components of accumulated other comprehensive income (loss) are disclosed in the Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss). All reported comprehensive income (loss) is the result of the foreign exchange changes to our balance sheet year-to-year.

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

Multiple Deliverable Revenue Arrangements

In October 2009, the FASB issued ASU 2009-13, —Multiple Deliverable Revenue Arrangements a consensus of the FASB Emerging Issues Task Force (“ASU 2009-13”). ASU 2009-13 amends ASC Subtopic 605-25 - Revenue Recognition: Multiple-Element Arrangements (“ASC Subtopic 605-25”). Specifically ASU 2009-13 amends the criteria for separating consideration in multiple-deliverable arrangements and establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. The guidance eliminates the use of the residual method, requires entities to allocate revenue using the relative-selling-price method, and significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010, which is our fiscal year beginning July 1, 2010. Early adoption is permitted. There was no material impact as the result of the adoption of ASU 2009-13 commencing with fiscal 2011.

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	Notes to Consolidated Financial Statements
Year ended June 30, 2011

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES continued

Common Fair Value Measurement and Disclosure

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and IFRSs” (“ASU 2011-04”). ASU 2011-04 amends the wording used to describe many of the requirements in US GAAP for measuring fair value and for disclosing information about fair value measures. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011, which is our fiscal year beginning July 1, 2012. The adoption of this amendment is not expected to have a material impact on our results of operations or disclosures.

Presentation of Comprehensive Income

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity and requires the presentation of the statement of income and other comprehensive income consecutively. ASU 2011-05 is effective for condensed and annual periods beginning after December 15, 2011, which is our fiscal year beginning July 1, 2012. The adoption of this amendment is not expected to have a material impact on our results of operations or disclosures.

3. FINANCIAL INSTRUMENTS

Fair value disclosure and interest rate risk

We did not have any financial instruments carried at fair value for which the fair value hierarchy disclosure is required. Long-Term Debt – Our long-term debt obligations bear interest at an annual interest rate of Canadian bank prime plus 1.25% . Total long-term debt outstanding as at June 30, 2011 amounted to $ nil (bank loan) (2010 - $143,519). The fair value of our long-term debt obligations are not materially different than their respective carrying values due to their relative short-term maturities and the borrowing rates available as of June 30, 2011 and June 30, 2010 for debt obligations with similar terms and conditions.

Credit risk

Trade accounts receivable potentially subject us to credit risk. Sales are made to accredited end users of all sizes located primarily in North America and Europe. We provide an allowance for doubtful accounts equal to the estimated losses expected to be incurred in the collection of accounts receivable.

As at June 30, 2011, we had three customers that comprised 46% of the total trade receivable balance and had three customers that comprised 61% of the total trade receivable balance at June 30, 2010.

Our cash balances are maintained in one United States chartered bank, which is an AA rated (deposit and senior debt) financial institution, in two Canadian chartered banks, which are AA rated financial institutions and in one Italian chartered bank, which is a BBB rated financial institution.

Currency Risk

Currency risk is the risk to our earnings that arises from fluctuations of foreign exchange rates and the degree of volatility of these rates. We may use forward contracts to reduce our exposure to foreign currency risk. There are no outstanding instruments at this time. Our actual currency risks relate to appreciation of the Euro and Canadian dollar opposite the US dollar.

4. ACCOUNTS RECEIVABLE
	2011	2010
	$	$
Trade accounts receivable	2,323,726	1,926,671
Value-added taxes receivable	433,552	365,837
Allowance for doubtful accounts	(1,708)	(41,032)
	2,755,570	2,251,476

Bad debt expense was $1,890 in 2011 and $19,405 in 2010. Recovery of doubtful accounts was recorded for fiscal 2011 of $2,322 and $125,474 for fiscal 2010.

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	Notes to Consolidated Financial Statements
Year ended June 30, 2011

5. INVENTORIES

	2011	2010
	$	$
Finished goods	119,617	131,278
Reserve for obsolescence	(22,992)	(34,868)
	96,625	96,410

6. COST AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

	2011	2010
	$	$
Costs incurred on uncompleted contracts	23,205,796	27,629,728
Estimated earnings	8,961,009	7,254,724
	32,166,805	34,884,452
Less: billings to date	(31,826,927)	(34,750,567)
	339,878	133,885

Included in the accompanying balance sheets under the following captions:

	2011	2010
	$	$
Deferred contract costs and unbilled revenue	1,492,747	486,512
Unearned revenue and contract advances	(1,152,869)	(352,627)
	339,878	133,885

7. PROPERTY AND EQUIPMENT

		Accumulated	Net Book
	Cost	Depreciation	Value
		& Amortization
2011	$	$	$
Office equipment	1,351,363	1,258,516	92,847
Other equipment	758,458	729,996	28,462
Leasehold improvements	77,393	75,440	1,953
	2,187,214	2,063,952	123,262

		Accumulated	Net Book
	Cost	Depreciation	Value
		& Amortization
2010	$	$	$
Office equipment	1,229,721	1,063,470	166,251
Other equipment	687,594	627,181	60,413
Leasehold improvements	70,593	67,102	3,491
	1,987,908	1,757,753	230,155

Total depreciation and amortization incurred during fiscal 2011 was $170,786 [2010 - $196,457].

8. WARRANTY

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

The warranties generally extend for twelve months from the date of start-up or eighteen months after shipment to the customer. Commensurate warranties are provided by engineered product suppliers, such as those of pumps, fans and valves, whose products are incorporated into our systems. Warranty accruals are established on the basis of anticipated future expenditures based on historical warranty claims experience. As specific warranty obligations are identified, they are charged to the accrual account. The following summarizes the accrual of product warranties that is recorded as accrued warranty provision in the accompanying consolidated balance sheets:

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	Notes to Consolidated Financial Statements
Year ended June 30, 2011

8. WARRANTY cont’d

	2011	2010
	$	$
Balance, beginning of year	94,214	86,242
Payments made	(30,544)	(14,910)
Provisions (recovered) made	(10,782)	14,910
Foreign exchange adjustments	7,112	7,972
Balance, end of year	60,000	94,214

9. LONG-TERM DEBT OBLIGATIONS

In fiscal 2009, we entered into a 36-month computer loan with monthly repayments, an annual interest rate of the Canadian bank prime (1.0% at June 30, 2011) plus 1.25% and secured under a General Security Agreement with our Canadian bank. The bank loan was repaid in full at the end of April 2011. The assets are recorded on our Consolidated Balance Sheet as Property and Equipment.

The following is a schedule of the future minimum loan payments:

	2011	2010
	$	$
Total minimum loan payments	—	146,613
Less amount representing interest	—	3,094
	—	143,519
Less current portion	—	78,283
Long-term portion	—	65,236

10. COMMITMENTS AND CONTINGENCIES [a] Operating leases

We have entered into operating leases, expiring through 2014, for office equipment and premises. Total minimum annual payments under these leases for the years after June 30, 2011 are as follows:

$
2012	110,283
2013	102,824
2014	21,283
234,390

Rental expense for office equipment and premises was $148,639 in 2011 [$151,189 in 2010].

[b] Contingencies General

In the normal course of operations, the Company is party to a number of lawsuits, claims and contingencies. Accruals are made in instances where it is probable that liabilities have been incurred and where such liabilities can be reasonably estimated. Although it is possible that liabilities may be incurred in instances for which no accruals have been made, the Company does not believe that the ultimate outcome of these matters will have a material impact on its consolidated financial position.

On October 6, 2005 a statement of claim was filed against our company in the Ontario Superior Court of Justice (Canada) by Abuma Manufacturing Limited (“Abuma”), one of our vendors, in which they claimed additional charges for work performed and refute our claim for back charges on a specific project. The claim is for CAD $95,647 in respect of unpaid accounts, CAD $50,000 for aggravated, punitive and/or exemplary damages, interest on the past due accounts and costs of the action. It is our position that the claims are without merit and we have filed a statement of defense and counter-claim. Legal counsel for Abuma has filed its Trial Record (February 2011) indicating its readiness to proceed to trial and a pre-trial conference is set for late October 2011 and a trial date has been established for mid-April 2012. It is still our contention that the claims are without merit, and therefore, there is a remote possibility of loss. As such, there is no accrual for an adverse outcome.

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	Notes to Consolidated Financial Statements
Year ended June 30, 2011

On November 10, 2009 a statement of claim was served against our company and one of our customers in the United States District Court, Western District of Pennsylvania by a competitor, in which it was claimed that a contract awarded to our company in June 2009 had infringed on one of their patents. This patent infringement case, related to our TurboSorb Spray-Dry Absorption (SDA) technology, was settled in fiscal 2011. As a consequence of this settlement, TurboSonic is granted a patent license to pursue SDA opportunities in the US and Canada and continues to freely pursue opportunities in all international markets. The settlement did not have a material effect on our Company.

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

The following is a list of the outstanding standby letters of credit at June 30, 2011, together with the reason for issuance and the expiry dates:

Expiry Dates	Reason		US$
July 20, 2011	Advance payment	151,833 USD	151,833
July 31, 2011	Holdback	180,000 EUR	259,038
September 6, 2011	Advance payment	35,000 EUR	50,369
September 17, 2011	Advance payment	173,000 EUR	248,964
October 31, 2011	Holdback	15,750 USD	15,750
November 30, 2011	Advance payment	240,000 EUR	345,384
February 25, 2012	Holdback	25,035 USD	25,035
September 28, 2012	Holdback	67,000 EUR	96,420
March 5, 2013	Performance	173,000 EUR	248,964
			1,441,757

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

11: CREDIT FACILITY

In March 2011, our ability to request standby letters of credit under our credit facility with a Canadian bank was reduced by that bank to USD $3.0 million (from USD $4.25 million). The standby letters of credit are secured by a general security interest in, and lien upon, our assets and guarantees provided by Export Development Canada on a fee-for-service basis.

The Canadian bank also withdrew as of April 30, 2011 (i) our demand operating line of CAD $1.5 million, (ii) our demand credit for foreign exchange contracts of USD $750,000 and (iii) our demand term bank loan for computer equipment. There were no drawdowns against the operating or foreign exchange credit lines and we repaid the demand term bank loan on April 29, 2011.

In May 2011, we reached an agreement with a second Canadian bank, with operating affiliates in the US and other countries, which provides for a credit facility for standby letters of credit for CAD $4.25 million that is secured by a general security interest in, and lien upon, our assets and guarantees provided by Export Development Canada on a fee-for-service basis. This credit facility became operational in August 2011, at which time our prior credit facilities, discussed above, were terminated by mutual consent.

At June 30, 2011, we had standby letters of credit for approximately USD $1.4 million (USD $2.0 million at June 30, 2010) in place with various customers in order to receive cash proceeds ahead of delivery or end-of-warranty milestones. Export Development Canada has provided guarantees to the Canadian Bank for prior issued letters of credit and guarantees for subsequent letters of credit to be issued through a second Canadian bank to a total credit line of CAD $4.25 million.

Common stock

We have total authorized share capital of 30,000,000 shares of common stock. In connection with our consolidation with Turbotak Technologies Inc., on August 27, 1997, the stockholders of Turbotak Technologies Inc. exchanged their shares for the Class B exchangeable shares of a wholly owned subsidiary of our company. These shares are exchangeable, at any time, at the election of the holders of such shares, into an equivalent number of shares of our common stock. The Class B exchangeable shares have voting rights through a trustee. During fiscal 2011, 37,173 Class B exchangeable shares [251,461 in 2010] were exchanged for our common stock, leaving 118,339 Class B exchangeable shares outstanding as of June 30, 2011 [155,512 at June 30, 2010].

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	Notes to Consolidated Financial Statements
Year ended June 30, 2011

12. STOCKHOLDERS’ EQUITY

On December 10, 2010 we completed a registered rights offering, which offered stockholders of record as of November 8, 2010 the right to acquire one share of our common stock for each two shares then held by such persons at a price of $0.34 per share. Stockholders exercised subscription rights to acquire 1,601,611 shares and oversubscription rights to acquire an additional 1,814,447 shares, resulting in our sale of an aggregate of 3,416,058 shares of common stock and our receipt of gross proceeds of $1,161,460 (net proceeds of $853,086, due to issuance costs). Such proceeds were added to our working capital for marketing opportunities stemming from both recent and anticipated enactments by the U.S. EPA (EPA) of more stringent emission standards and rules for certain hazardous air pollutants.

Stock-based compensation

A stock plan [the “2003 Plan”] was approved by our stockholders at our annual meeting held December 10, 2002. The plan provides for the grant of non-qualified options, stock awards and stock purchase rights. Collectively, these are referred to as the stock rights.

A stock plan [the “2008 Plan”] was approved by our stockholders at our annual meeting held December 11, 2007. The 2008 Plan has terms similar to the 2003 Plan [collectively the “Plans”] with one difference – commencing on December 11, 2007 and thereafter on the date of each successive annual meeting of stockholders during the term of the 2008 Plan, each person who is elected or re-elected as a director of our company will be granted a non-qualified stock option to purchase 20,000 shares of our common stock at a purchase price per share of the fair market value of a share of common stock on the date of grant of such options.

The Plans are administered by the Board of Directors or a committee established by the Board of Directors. The Board shall determine to whom such stock options may be granted, determine at which times the stock options shall be granted and determine the time or times when each option shall become exercisable and the duration of the exercise period. The exercise price per each stock option granted under the Plans shall be not less than the fair market value per share of common stock on the date of such grant.

The stock, subject to stock rights, shall be authorized unissued shares of our common stock or shares of common stock reacquired by us in any manner. As originally adopted, the aggregate number of shares that could be issued pursuant to the Plans was 625,000 under the 2003 Plan and 800,000 under the 2008 Plan, subject to certain adjustments.

Stock-based compensation expenses of $32,831 for the fiscal year ended June 30, 2011 ($79,369 for the fiscal year ended June 30, 2010) are included as selling, general and administrative expenses in our consolidated financial statements of (loss).

A summary of the significant assumptions used in calculating the fair value, using the Black-Scholes method, of our fiscal 2011 and 2010 stock option grants is as follows:

		FY 2011 and 2010 Grants
	Independent	Executive	Independent	Executive
	Directors	Officers	Directors	Officers
	December 9, 2010	December 9, 2010	December 10, 2009	December 10, 2009
Expected dividends	0.00%	0.00%	0.00%	0.00%
Expected volatility	94.62%	94.63%	98.63%	110.84%
Risk-free interest rate	1.35%	1.35%	1.46%	2.33%
Expected term (years)	4.00	6.00	4.00	6.00
Forfeiture rate	0.00%	0.00%	0.00%	0.00%
Stock price on date of grant	$0.31	$0.31	$0.79	$0.79
Number of stock options granted	100,000	75,000	100,000	65,000
Fair value per option on date of grant	$0.21	$0.24	$0.54	$0.66

For the grants in both fiscal years, the estimated volatility was based on the historical volatility of our common stock, vesting of the options granted to Directors was immediate and vesting of the options granted to executive officers was after three years for one officer and after five years for two officers.

A summary of the status of stock options under our 2003 and 2008 Plans as at June 30, 2010 and June 30, 2011, together with changes during fiscal 2011, is as follows:

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	Notes to Consolidated Financial Statements
Year ended June 30, 2011

12. STOCKHOLDERS’ EQUITY cont’d

				Average
		Weighted	Weighted	Remaining	Aggregate
		Average	Average Grant	Contractual	Intrinsic
	Shares	Exercise Price	Date Fair Value	Life (In Years)	Value
Stock options outstanding at June 30, 2010	840,000	$0.8006	$0.5148	3.7	$14,000
Stock options exerciseable at June 30, 2010	775,000	$0.8015	$0.5026	3.4	$14,000
Stock options forfeited	0	$0.0000	$0.0000
Stock options expired	(180,000)	$0.7500	$0.4200
Stock options granted	175,000	$0.3100	$0.2149
Stock options exercised	0	$0.0000	$0.0000
Stock options outstanding at June 30, 2011	835,000	$0.7139	$0.4792	4.5	$29,750
2011 Stock options vested in fiscal 2011	100,000	$0.3100	$0.2100
Stock options exerciseable at June 30, 2011	695,000	$0.7504	$0.4881	4.0	$23,000

As of June 30, 2011, there was $14,705 of total unrecognized compensation expense related to nonvested stock options granted under our 2003 Plan in fiscal 2011. This cost is expected to be recognized over a straight-line period of 54 months, commencing July 2011. The total fair value of stock options that vested during fiscal 2011 and 2010 was $20,625 and $162,455, respectively. As of June 30, 2011, there was no unrecognized compensation expense related to nonvested stock options granted under our 2008 Plan.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value or the aggregate difference between the closing price of our common stock on June 30, 2011 of $0.40 and the excess over the exercise price for in-the-money options that would have been received by optionees if all options had been exercised on June 30, 2011.

13. INCOME TAXES

We believe our income tax provision at June 30, 2011 reflects a full accounting of our tax filings. We are not currently under Internal Revenue Service, state, local or foreign jurisdiction tax examinations. We recognize interest, as estimated or incurred, as other interest expense and we recognize penalties as selling, general and administrative expense. We are subject to ongoing review by tax authorities in the jurisdictions in which we operate. We regularly assess the status of any examinations and the potential for adverse outcomes to determine the adequacy of the provision for income taxes. Our Scientific Research and Experimental Investment Tax Credit (“ITC”) claims as part of our company’s fiscal 2011 Canadian corporate tax filings are not yet complete nor filed. As a result, we have estimated the size of the claims at $124,400 ($120,605 in fiscal 2010), related to Scientific Research and Experimental ITCs and have accrued this amount in fiscal 2011. As part of our FY 2011 deferred tax analysis, we have established this fiscal year a valuation allowance totaling $722,834.

Details of the recovery of income taxes are as follows:

	2011	2010
	$	$
Current: - U.S.	1,307	1,967
- Canadian	—	(264,991)
- Italian	(14,387)	44,890
Total current taxes	(13,080)	(218,134)
Deferred: - U.S.	200,493	(657,456)
- Canadian	(240,753)	(34,892)
Total deferred taxes	(40,260)	(692,348)
Income tax recovery	(53,340)	(910,482)

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	Notes to Consolidated Financial Statements
Year ended June 30, 2011

13. INCOME TAXES continued

Components of the tax recovery are as follows:

	2011	2010
	$	$
Provision for income tax based on U.S. tax rates	(519,281)	(580,485)
Provision for income tax based on U.S. state tax rates	(21,763)	(83,048)
Provision for income taxes based on basic Canadian federal income tax rates	(28,527)	(20,977)
Provision for income taxes based on basic Canadian provincial income tax rates	(19,845)	(15,874)
Provision for income taxes based on basic Italian federal income tax rates	—	48,448
Non-deductible permanent differences	26,854	(32,305)
Investment tax credits recognized	(119,784)	(215,486)
Provincial transitional tax debit (utilized) recognized	(18,074)	7,376
Italian foreign tax credit	(57,552)	—
Other	18,201	(18,131)
Valuation allowance	722,834	—
	(53,340)	(910,482)

Italian taxes are applicable to the European branch office and are included in our Canadian subsidiary.

The following is a summary of the statutory income tax rates used:

	2011		2010
	%		%
U.S.	34.0		34.0
U.S state	6.3		6.3
Canadian federal	17.3		18.5
Canadian provincial	12.0		14.0
Italian federal	27.5		27.5

(Loss) before provision for income taxes:
	2011		2010
	$		$
U.S.	(1,537,749)		(1,707,309)
Canadian	(109,735)		(178,326)
(Loss) before provision for income taxes	(1,647,484)		(1,885,635)
Income taxes paid are as follows:
	2011		2010
	$		$
Italian federal	9,808		72,521
U.S. federal	—		2,000
U.S. state	750		13,970
Canadian federal	—		134,030
Canadian provincial	—		128,105
	10,558		350,626
Income tax refunds received are as follows:
	2011		2010
	$	$	$
Canadian federal	50,502		85,636
Canadian provincial	67,093		47,576
	117,595		133,212

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	Notes to Consolidated Financial Statements
Year ended June 30, 2011

13. INCOME TAXES continued

We have unutilized operating losses in the United States of approximately $4,024,000 available for carry forward to reduce income taxes otherwise payable in future years from 2023 to 2033.

In Canada, we have unutilized operating taxable losses of approximately $152,615 available for carry forward to reduce income taxes otherwise payable in future years up to 2031.

As it is more likely than not that we will realize the benefits of deductible temporary differences (including losses, reserves, investment tax credits and foreign tax credits), we are required under ASC Subtopic 740-10 to record deferred income tax assets. Deferred tax liabilities and assets are comprised of the following as at June 30:

	2011	2010
	$	$
Difference between tax and accounting basis of property and equipment	4,553	8,914
Reserves not currently deductible	13,843	27,558
Net operating loss carryforward	1,475,897	966,528
Investment tax credits, not currently deductible	212,497	106,261
Provincial transitional tax debit	(13,509)	(21,931)
Foreign tax credits – Italy	100,145	—
Total deferred tax assets	1,793,426	1,087,330
Valuation allowance for deferred tax assets	(722,834)	(65,987)
Net deferred tax asset	1,070,592	1,021,343

14. (LOSS) PER SHARE

The following table sets forth the computation of (loss) per share. The effect of dilutive securities is included only when dilutive.

	2011	2010
	$	$
Numerator
Net (loss)	(1,594,144)	(975,153)
Denominator
Denominator for earnings per share -
weighted average shares outstanding	17,037,418	15,137,528
Denominator for diluted earnings per share -
adjusted weighted average shares and assumed conversions	17,037,418	15,137,528
Basic (loss) per share	($0.09)	($0.06)
Diluted (loss) per share	($0.09)	($0.06)

The dilutive loss per common share calculated for the fiscal year ended June 30, 2011 excludes the effect of all options outstanding. These amounts were excluded since their inclusion would be anti-dilutive.

15. SUPPLEMENTARY INFORMATION ON CASH FLOWS
	2011	2010
	$	$
Changes in non-cash assets and liabilities related to operations:
(Increase) decrease in accounts receivable	(282,654)	2,844,963
Decrease (increase) in retentions receivable	495,500	(196,129)
Decrease in inventories	9,453	34,144
(Increase) decrease in deferred contract costs and unbilled revenue	(911,208)	562,539
Decrease (increase) in income taxes receivable	95,407	(405,925)
(Increase) decrease in other current assets	(3,386)	11,664
Decrease (increase) in other assets	316	(133)
Increase (decrease) increase in accounts payable	341,277	(2,557,080)
Increase (decrease) increase in accrued compensation charges	142,937	(492,688)
(Decrease) in accrued warranty charges	(41,524)	—
(Decrease) increase in accrued other charges	(268,673)	(159,361)
Increase (decrease) in unearned revenue and contract advances	767,891	(2,025,581)
	345,336	(2,383,587)

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	Notes to Consolidated Financial Statements
Year ended June 30, 2011

16. SEGMENTED INFORMATION

We offer a range of products and systems, incorporating diverse technologies, to address the industrial process, air pollution control and other environmental management needs of our customers. We report to stockholders on the two business segments into which the chief operating decision maker (CEO) classifies the business – OEM systems and Aftermarket. OEM systems generally involve long-term contracts which require performance [i.e., design, construction and performance testing] over a time span which may extend one or more accounting periods. The Aftermarket business segment involves upgrades to air pollution systems supplied by ourselves and others, together with service and spare parts for OEM systems and nozzles to be incorporated in systems to be provided by others.

There are no inter-segment sales, transfers or profit or loss.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

Contract revenue and sales are broken down geographically as follows:
	2011	2010
	$	$
United States	6,510,200	9,245,400
Canada	322,200	503,000
Asia	—	259,300
Greece	1,497,700	1,198,300
Italy	1,507,800	837,100
Other Europe	755,700	687,500
Brazil	2,603,700	—
South and Central America	472,700	948,800
Other	69,297	206,653
	13,739,297	13,886,053

The long-lived assets of the two business segments are located in Canada and the US. The following table summarizes certain financial data for the customers whom accounted for 10.0% or more of contract revenue or accounts receivable. No other customer accounted for 10.0% or more of revenue in any of the years presented.

	2011	2010
	$	$
Single largest customer
Revenue	11%	29%
Accounts receivable	21%	15%
Second largest customer
Revenue	11%	15%
Accounts receivable	13%	32%
Third largest customer
Revenue	8%	9%
Accounts receivable	12%	14%
Contract revenue and sales are broken down by product line as follows:
	2011	2010
	$	$
Catalytic Gas Treatment Systems	886,200	3,790,500
SoniCool™ Evaporative Gas Cooling and Conditioning Systems	1,951,000	1,691,200
SonicKleen™ Wet Electrostatic Precipitation Systems (WESP)	2,225,800	2,486,500
TurboSorb Semi-dry Scrubber Systems	1,621,200	2,997,500
Wet Scrubbers and Gas Absorbers	4,186,400	2,142,500
SCR DeNox Systems	2,246,200	—
Atomizing Nozzles, Service and Spare Parts	622,497	777,853
	13,739,297	13,886,053

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	Notes to Consolidated Financial Statements
Year ended June 30, 2011

16. SEGMENTED INFORMATION cont’d

Industry segments

	OEM
	Systems	Aftermarket	Other	Total
2011	$	$	$	$
Contract revenue and sales
OEM systems	10,154,521	—	—	10,154,521
Aftermarket	—	3,584,776	—	3,584,776
Total contract revenue and sales	10,154,521	3,584,776	—	13,739,297
(Loss) income from operations	(2,204,151)	559,254	—	(1,644,897)
Interest income	2,579	910	—	3,489
Interest expense	(4,491)	(1,585)	—	(6,076)
(Loss) income before (recovery of) income taxes	(2,206,063)	558,579	—	(1,647,484)
Recovery of income taxes	(39,423)	(13,917)	—	(53,340)
Net (loss) income	(2,166,640)	572,496	—	(1,594,144)

Depreciation and amortization	136,628	34,158	—	170,786
Capital expenditures	35,627	8,907	—	44,534
Segment assets	5,000,234	1,308,461	1,674,204[1]	7,982,899
Property and equipment	98,610	24,652	—	123,262
Goodwill	—	398,897	—	398,897

1 – Cash and cash equivalents are not allocated between business segments.

	OEM
	Systems	Aftermarket	Other	Total
2010	$	$	$	$
Contract revenue and sales
OEM systems	10,798,683	—	—	10,798,683
Aftermarket	—	3,087,370	—	3,087,370
Total contract revenue and sales	10,798,683	3,087,370	—	13,886,053
(Loss) income from operations	(2,189,802)	305,418	—	(1,884,384)
Interest income	5,880	1,681	—	7,561
Interest expense	(6,853)	(1,959)	—	(8,812)
(Loss) income before (recovery of) income taxes	(2,190,775)	305,140	—	(1,885,635)
Recovery of income taxes	(708,049)	(202,433)	—	(910,482)
Net (loss) income	(1,482,726)	507,573	—	(975,153)

Depreciation and amortization	157,166	39,291	—	196,457
Capital expenditures	32,229	13,812	—	46,041
Segment assets	4,164,909	1,234,829	2,036,529[1]	7,436,267
Property and equipment	184,124	46,031	—	230,155
Goodwill	—	398,897	—	398,897

1 – Cash and cash equivalents are not allocated between business segments.

17. ACCRUED CHARGES - OTHER

Accrued charges - other are as follows:

	2011	2010
	$	$
Accrued charges – payable to customer	—	130,000
Accrued charges - other	295,199	395,902
	295,199	525,902

18. SUBSEQUENT EVENT

On September 19, 2011, we entered into an Investment Agreement with Dutchess Opportunity Fund, II, LP for the sale, from time to time, at our discretion, of up to $3.0 million of our common stock during a three-year period at a price equal to 95% of the recent average market price at the time of sale. The extent to which we will need to access any portion or all of the proceeds available under the Investment Agreement will depend in substantial part upon the availability and adequacy of our cash flows from operations so as to enable us to address timing differences that may arise in our need to pay vendors and suppliers in advance of our receipt of contractual progress payments from our customers. A registration statement that registers such common stock must be declared effective by the SEC prior to our sale to Dutchess of any common stock under such agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TURBOSONIC TECHNOLOGIES, INC.

By: /s/ Edward F. Spink
Edward F. Spink
Chief Executive Officer
Date: September 23, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Capacity	Date

/s/ Edward F. Spink	Chief Executive Officer (Principal Executive Officer)	September 23, 2011
Edward F. Spink	And Director

/s/ Egbert Q. van Everdingen	President, Secretary, Treasurer and Director	September 23, 2011
Egbert Q. van Everdingen

/s/ Carl A. Young	Chief Financial Officer	September 23, 2011
Carl A. Young	(Principal Financial Officer)

/s David J. Hobson	VP Finance and Administration	September 23, 2011
David J. Hobson	(Principal Accounting Officer)

/s/ Ken Kivenko	Chairman of the Board of Directors	September 23, 2011
Ken Kivenko

/s/ Richard H. Hurd	Director	September 23, 2011
Richard H. Hurd

/s/ Glen O. Wright	Director	September 23, 2011
Glen O. Wright

/s/ Raymond L. Alarie	Director	September 23, 2011
Raymond L. Alarie

/s/ F. Eugene Deszca	Director	September 23, 2011
F. Eugene Deszca