Form 10-Q
period 2011-09-30
TURBOSONIC TECHNOLOGIES INC
filed 2011-11-14
CIK 900393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

________________

FORM 10-Q

________________

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

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

[X] Yes       [  ] No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

[ ] Large accelerated filer	[ ] Accelerated filer	[ ] Non-accelerated filer	[X] Smaller reporting company

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[  ] Yes        [X] No

As of November 11, 2011, there were 18,554,112 shares of common stock outstanding.

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES

FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2011

All dollar amounts set forth in this report are in United States dollars, except where otherwise indicated.

Forward-Looking Statements

Forward-looking statements in this report, including without limitation, statements relating to our plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that such forward-looking statements involve risks and uncertainties, such as our dependence on environmental regulation to drive sales, the concentration of our revenues among a small group of customers, and economic downturns and other factors that may negatively affect our customers’ demands for our products. These risks and uncertainties could cause actual results to differ materially from historical results or those we anticipate. In evaluating these statements, you should specifically consider the risks discussed in this report, our Annual Report on Form 10-K for the fiscal year ended June 30, 2011 and other reports or documents that we have filed from time to time with the SEC. Our statements are based upon information known to us as of the date this report is filed with the SEC, and we assume no obligation to update or alter our forward-looking statements within this report, whether as a result of new information, future events or otherwise, except when required by applicable federal securities laws.

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	(unaudited)	Form 10-Q

PART I: FINANCIAL INFORMATION

ITEM 1

CONSOLIDATED CONDENSED STATEMENTS OF (LOSS)
AND COMPREHENSIVE (LOSS)

	For the Three	For the Three
	Months Ended	Months Ended
	September 30,	September 30,
	2011	2010
	$	$
CONTRACT REVENUE AND SALES
OEM systems revenue	5,192,561	1,700,922
Aftermarket revenue	717,558	862,194
	5,910,119	2,563,116

CONTRACT COSTS AND COST OF SALES
OEM systems contract costs and costs of sales	4,612,866	1,499,915
Aftermarket contract costs and costs of sales	421,793	526,598
	5,034,659	2,026,513
Gross profit	875,460	536,603

EXPENSES
Selling, general and administrative	1,213,332	1,156,793
Research and development	25,687	11,072
Depreciation and amortization	17,185	39,974
	1,256,204	1,207,839

(Loss) from operations	(380,744)	(671,236)
Interest income (expense)	507	(458)
(Loss) before income taxes	(380,237)	(671,694)
Provision for (recovery of) income taxes [Note 4]	56,357	(232,854)
Net (loss)	(436,594)	(438,840)

Other comprehensive (loss) income
Foreign currency translation adjustment	(239,879)	82,906
Comprehensive (loss)	(676,473)	(355,934)

Weighted average number of shares	18,554,112	15,138,054
Diluted weighted average number of shares [Note 6]	18,554,112	15,138,054

Basic (loss) per share [Note 6]	(0.02)	(0.03)
Diluted (loss) per share [Note 6]	(0.02)	(0.03)

See accompanying notes

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	(unaudited)	Form 10-Q

CONSOLIDATED CONDENSED BALANCE SHEETS

	September 30, 2011	June 30, 2011
	$	$
ASSETS
Current assets:
Cash and cash equivalents	974,733	1,674,204
Accounts receivable, net of allowance for doubtful accounts of $1,699 and $27,469	4,801,316	2,755,570
Retentions receivable	64,559	244,974
Deferred contract costs and unbilled revenue [Note 3]	2,111,316	1,492,747
Inventories	106,359	96,625
Income taxes receivable	13,132	24,538
Other current assets	55,356	87,575
Total current assets	8,126,771	6,376,233

Property and equipment, less accumulated depreciation and amortization	97,503	123,262
Goodwill	398,897	398,897
Deferred income taxes	1,000,855	1,070,592
Other assets	13,663	13,915
	1,510,918	1,606,666
Total assets	9,637,689	7,982,899

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	3,742,543	1,249,391
Accrued compensation	552,689	444,374
Accrued charges	287,180	295,199
Accrued warranty provision [Note 2]	58,733	60,000
Unearned revenue and contract advances [Note 3]	888,450	1,152,869
Total current liabilities	5,529,595	3,201,833

Stockholders’ equity
Authorized share capital
30,000,000 common shares, par value $0.10 per share
1,500 preferred shares, no par value
Issued share capital
18,435,773 common shares [18,435,773 at June 30, 2011]	2,900,434	2,900,434
118,339 common shares reserved for the conversion of the subsidiary’s Class B exchangeable shares [118,339 at June 30, 2011]
Additional paid – in capital [Note 5]	4,211,459	4,207,958
	7,111,893	7,108,392
Accumulated other comprehensive income	756,128	996,007
Accumulated deficit	(3,759,927)	(3,323,333)

Total stockholders’ equity	4,108,094	4,781,066

Total liabilities and stockholders’ equity	9,637,689	7,982,899

See accompanying notes

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	(unaudited)	Form 10-Q

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three	For the Three
	Months Ended	Months Ended
	September 30, 2011	September 30, 2010
	$	$

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	(436,594)	(438,840)
Add charges to operations not requiring a current cash payment:
Stock-based compensation	3,502	2,480
Depreciation and amortization	17,185	39,974
Deferred income tax	46,373	(232,854)
Changes in non-cash assets and liabilities related to operations:
(Increase) decrease in accounts receivable	(2,251,014)	765,545
Decrease in retentions receivable	170,969	159,466
(Increase) decrease in inventories	(18,395)	19,018
(Increase) in deferred contract costs and unbilled revenue	(751,648)	(242,849)
Decrease in income taxes receivable	10,017	--
Decrease in other current assets	29,376	22,988
Increase in accounts payable	2,601,629	208,247
Increase in accrued compensation	143,299	31,303
Increase in accrued warranty charges	1,510
Increase (decrease) in accrued charges	5,833	(117,520)
(Decrease) in unearned revenue and contract advances	(236,466)	(90,296)

Cash (applied to) provided by operating activities	(664,424)	126,662

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	--	(7,686)
Cash (applied to) investing activities	--	(7,686)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of obligations under long-term debt and capital lease obligations	--	(20,009)
Cash (applied to) financing activities	--	(20,009)

Effect of exchange rate changes on cash and cash equivalents	(35,047)	17,659

Cash (applied) provided during the period	(699,471)	116,626
Cash and cash equivalents – beginning of period	1,674,204	2,036,529
Cash and cash equivalents – end of period	974,733	2,153,155

Supplemental cash flow information:
Interest paid	(22)	(1,550)
Interest received	529	1,092
Income taxes paid	3,000	--

See accompanying notes

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	(unaudited)	Form 10-Q

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

The unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the information and footnotes required in audited consolidated financial statements. The unaudited consolidated condensed financial statements reflect all adjustments which are, in the opinion of management, necessary to report a fair statement of the results for the interim periods presented. Operating results for the three month period ended September 30, 2011 are not necessarily indicative of the results that may be expected for the full year ending June 30, 2012. These unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2011.

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-08 (“ASU 2011-08”), Testing Goodwill for Impairment. ASU 2011-08 provides an entity the option to first assess qualitative factors in determining whether the existence of certain events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the performance of the two-step impairment test is unnecessary. If, however, an entity determines that is it more likely than not that the fair value is less than the carrying amount, the first step of the impairment test (calculation of the reporting unit’s fair value) is required. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The Company performs its annual goodwill impairment test as of April 1 and will early adopt the provisions of ASU 2011-08 as of that date. The adoption of this amendment is not expected to have a material impact on our results of operations or disclosures.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity and requires the presentation of the statement of income and other comprehensive income consecutively. ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011 and early adoption is permitted. We adopted this standard on July 1, 2011 and it has not had a material impact on our results of operations or disclosures.

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and IFRSs” (“ASU 2011-04”). ASU 2011-04 amends the wording used to describe many of the requirements in US GAAP for measuring fair value and for disclosing information about fair value measures. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011, which is our interim period beginning January 1, 2012. The adoption of this amendment is not expected to have a material impact on our results of operations or disclosures. In January 2010, the FASB issued ASU 2010-06 Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 amends ASC Topic 820 to add new requirements for disclosures about transfers into and out of Level 1 and 2 and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements. The ASU also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. ASU 2010-06 is effective for the first reporting period beginning after December 15, 2009, which was our reporting period ended March 31, 2010, except for the requirement to provide the Level 3 activity of purchases, sales issuances, and settlements on a gross basis, which is effective for fiscal years beginning after December 15, 2010, which is our fiscal year beginning July 1, 2011. The adoption of ASU 2010-06 and the revised Level 3 disclosures has not had a material impact on our company.

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

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	(unaudited)	Form 10-Q

NOTE 2: WARRANTY CONT’D

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

For the Three
Months Ended
September 30, 2011
$

Opening balance	60,000
Payments made during the period	(8,884)
Warranty provision made during the period	9,507
Foreign exchange adjustments	(1,890)
Closing balance	58,733

NOTE 3: COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

	September 30, 2011	June 30, 2011
	$	$

Costs incurred on uncompleted contracts	27,500,127	23,205,796
Estimated earnings	9,293,112	8,961,009
	36,793,239	32,166,805
Less: Billings to date	(35,570,373)	(31,826,927)
	1,222,866	339,878

Included in accompanying consolidated condensed balance sheets under the following captions:

Deferred contract costs and unbilled revenues	2,111,316	1,492,747
Unearned revenue and contract advances	(888,450)	(1,152,869)
	1,222,866	339,878

NOTE 4: INCOME TAXES

Details of the provision for (recovery of) income taxes are as follows:

	For the Three	For the Three
	Months Ended	Months Ended
	September 30, 2011	September 30, 2010
Current:	$	$
- U.S.	--	--
- International subsidiaries	9,984	--
Total current taxes	9,984	--
Deferred:
- U.S	(205,863)	(212,936)
- U.S valuation allowance	205,863	--
- International subsidiaries	46,373	(19,918)
Total deferred taxes	46,373	(232,854)
Income tax provision (recovery)	56,357	(232,854)

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	(unaudited)	Form 10-Q

NOTE 5: SHARE CAPITAL

Stock-based compensation expenses of $3,502 for the three months ended September 30, 2011 [$2,480 for the three months ended September 30, 2010] are included as selling, general and administrative expenses in our financial statements.

The following table summarizes activity of stock options granted under our 2003 and 2008 Stock Plans for the three months ended September 30, 2011:

				Average
		Weighted	Weighted	Remaining	Aggregate
		Average	Average Grant	Contractual	Intrinsic
	Shares	Exercise Price	Date Fair Value	Life (In Years)	Value
Stock options outstanding at June 30, 2011	835,000	$0.7139	$0.4792	4.5	$29,750
Stock options expired	0	$0.0000	$0.0000
Stock options granted	0	$0.0000	$0.0000
Stock options exercised	0	$0.0000	$0.0000
Stock options outstanding at September 30, 2011	835,000	$0.7139	$0.4792	4.2	$20,300
Stock options exerciseable at September 30, 2011	695,000	$0.7504	$0.4881	3.7	$15,800

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value or the aggregate difference between the closing price of our common stock on September 30, 2011 of $0.37 and the exercise price for in-the-money options that would have been received by option holders if all options had been exercised on September 30, 2011.

NOTE 6: EARNINGS PER SHARE

The following table sets forth the computation of (loss) per share. The effect of dilutive securities is included only when dilutive.

	For the Three	For the Three
	Months Ended	Months Ended
	September 30, 2011	September 30, 2010
	$	$
Numerator
Net (loss)	(436,594)	(438,840)
Denominator
Denominator for earnings per share - weighted average shares outstanding	18,554,112	15,138,054
Denominator for diluted earnings per share - adjusted weighted average shares and assumed conversions	18,554,112	15,138,054
Basic (loss) per share	($0.02)	($0.03)
Diluted (loss) per share	($0.02)	($0.03)

For the three month periods ended September 30, 2011 and 2010, we incurred net losses; therefore, the diluted loss per common share excludes the effects of all options outstanding, since their inclusion would be anti-dilutive.

NOTE 7: SEGMENT INFORMATION

	September 30, 2011	June 30, 2011
	$	$

Assets:
- OEM systems	6,963,486	5,000,234
- Aftermarket	1,699,470	1,308,461
- Other[1]	974,733	1,674,204
Total	9,637,689	7,982,899

1 – Cash and cash equivalents are not allocated between business segments.

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	(unaudited)	Form 10-Q

NOTE 7: SEGMENT INFORMATION CONT’D

	For the Three	For the Three
	Months Ended	Months Ended
	September 30, 2011	September 30, 2010
	$	$

Income (loss) before income taxes:
- OEM systems	(471,664)	(804,796)
- Aftermarket	91,427	133,102
Total	(380,237)	(671,694)

NOTE 8: CONTINGENT LIABILITIES

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

On October 6, 2005, a statement of claim was filed against our company in the Ontario Superior Court of Justice (Canada) by Abuma Manufacturing Limited, one of our vendors, in which it claimed additional charges for work performed and refuted our claim for back charges on a specific project. Its claims were for CAD $95,647 in respect of unpaid accounts, CAD $50,000 for aggravated, punitive and/or exemplary damages, interest on the past due accounts and costs of the action. The claim was settled during a pre-trial conference in late October. The settlement was not material to our Company.

NOTE 9: CREDIT FACILITY

In May 2011, we entered into an agreement with HSBC Bank Canada, which agreement provides for a credit facility for standby letters of credit for CAD $4.25 million that is secured by a general security interest in, and lien upon, our assets and guarantees provided by Export Development Canada on a fee-for-service basis. This credit facility became operational in August 2011, at which time our prior credit facilities were terminated by mutual consent.

At September 30, 2011, we had standby letters of credit for approximately USD $1.0 million (USD $1.4 million at June 30, 2011) in place with various customers in order to receive cash proceeds ahead of delivery or end-of-warranty milestones. Export Development Canada has provided guarantees to HSBC Bank Canada and a prior Canadian bank with whom we had an agreement for prior issued letters of credit; a guarantee for future letters of credit to be issued through HSBC Bank Canada is under current review.

NOTE 10: FAIR VALUE MEASUREMENT

Fair value disclosure

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

Our cash balances are maintained in two United States chartered banks, which are AA rated (deposit and senior debt) financial institutions, in two Canadian chartered banks, which are AA rated financial institutions and in one Italian chartered bank, which is an BBB rated financial institution.

Currency Risk

Currency risk is the risk to our earnings that arises from fluctuations of foreign exchange rates and the degree of volatility of these rates. We may use forward contracts to reduce our exposure to foreign currency risk. There are no outstanding instruments at this time. Our actual currency risks relate to appreciation of the Euro and Canadian dollar relative to the US dollar.

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	(unaudited)	Form 10-Q

NOTE 11: SUBSEQUENT EVENT

On October 28, 2011, we entered into an Investment Agreement with Dutchess Opportunity Fund, II, LP for the sale, from time to time, at our discretion, of up to $3.0 million of our common stock during a three-year period at a price equal to 95% of the recent average market price at the time of sale, provided that in no event shall such price be lower than $0.33 per share. The extent to which we will need to access any portion or all of the proceeds available under the Investment Agreement will depend in substantial part upon the availability and adequacy of our cash flows from operations so as to enable us to address timing differences that may arise from time to time in our need to pay vendors and suppliers in advance of our receipt of contractual progress payments from our customers. As a registration statement registering such common stock was declared effective by the SEC, we are now able, at our discretion, to sell common stock to Dutchess pursuant to the terms and conditions of the Investment Agreement.

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

We conduct business in Canadian, US and European currencies to accommodate customers and mitigate our exchange risk through matching the sales currency with the supplier currency where practical. Environmental awareness, government regulations and our sales efforts drive the demand for our technologies. Geographic diversification and industry diversification contribute to market scope and strategies for growth. We are committed to developing innovative product offerings and forming technology partnerships, in response to new and existing regulations to better address demands for a greener industry and a reduction in consumption of non-renewable resources.

Our mission is two-fold: to increase shareholder value and to achieve customer satisfaction through delivery of high quality clean-air solutions to our customers. We believe that the trend toward a cleaner environment will continue through a confluence of government regulations and public pressure, driving the demand for our products and enabling growth.

We believe that economic recovery will increase demand for our products in our established markets. A significant part of our business has relied historically on environmental regulation to drive demand for our products and systems. To complement this, and to potentially reduce our exposure to cyclical changes in regulatory enactments and enforcement, we have focused on several new developments that offer our customers pollution control products with an economic payback and a very competitive advantage to traditional equipment solutions. Our Catalytic Gas Treatment (CGT) ™ technology is expected to contribute to revenue growth commencing in the current fiscal year and significantly in fiscal 2013 and the foreseeable future.

Q1 Operating Results

Revenue increased by 131% to $5.9 million in the three months ended September 30, 2011 over the same period ending September 30, 2010. A loss before income taxes of $380,237 was recorded for the quarter compared to a loss before taxes of $671,694 in the same period ending September 30, 2010. Two large turnkey orders that included low-margin sub-contracted installation work reflect a large share of the revenue for the quarter ended September 30, 2011. Our 2012 fiscal year began with a backlog of $12.0 million ($3.0 million in 2011), with $2.0 million in order bookings in the first quarter of fiscal 2012 compared to $1.7 million in the first quarter of fiscal 2011. Our backlog of orders at September 30, 2011 was $8.2 million ($2.1 million at September 30, 2010).

Provision for income taxes for the first quarter of fiscal 2012 was $56,357 for international subsidiaries (nil for the US company) compared to recovery of income taxes of $232,854 for the comparable period in fiscal 2011(combined international subsidiaries and the US company). The nil tax provision for US company operations in fiscal 2012 was the result of a recovery of income taxes of $205,683 offset by a deferred tax valuation allowance of $205,683 for the quarter.

Markets

We are pursuing a robust quotation pipeline and are working hard to build our backlog despite an uncertain global economy.

While we anticipate another weak quarter, the actions taken last year, including our re-focus toward growth markets and development of technologies with a return-on-investment will be positive in the face of repeated delays in the enactment of certain regulatory mandates, as well as market hesitation due to economic uncertainty. We remain ready to seize these regulatory opportunities but we have made the necessary reallocation of resources so as not to depend on them.

Environmental Regulation

Government initiatives taken to mitigate effects of air pollution are the primary driver for the traditional air pollution control technology market. Several new rules have been issued or are soon to be issued by the U.S. Environmental Protection Agency (EPA) that could have significant impact on emissions from the power and manufacturing sectors, among others. For example, EPA’s Cross State Air Pollution Rule (CSAPR) was finalized in August 2011 and is to go into effect January 1, 2012, mandating new limits on sulfur dioxide and nitrogen oxides from 27 eastern, Midwestern and southern states. Further, EPA is currently scheduled to release its Mercury and Air Toxics Standards (MATS, also known as Utility MACT) by December 2011, which will impose further control requirements on mercury, metallic toxins, acid gases and particulate matter from power plants. If and when fully implemented, these rules are expected to impact the need for further air control technologies from the power sector. However, these rules have been challenged and are in litigation, and there are Congressional efforts to slow or repeal them. In addition to these rules, EPA is working on other rules that could impact emissions from power plants and manufacturing, including proposed rules on controls of greenhouse gas emissions from utilities and refineries and on toxic emissions form industrial, commercial and institutional boilers (currently due April 2012) . EPA was about to issue a new rule instituting stricter controls on ground level ozone regulations in the Summer of 2011, but these were delayed by a White House directive until 2013.

While we believe that these and other recently issued and anticipated regulations will affect industries in our markets, we expect that further actions by the EPA, legal challenges or legislative developments could potentially modify the stringency of their provisions or delay their effective dates. It is because of these potential delays that we continue to pursue the development of current and new technologies, which do not depend on new regulation and can augment our suite of environmental technologies.

New Technology

Our latest US installation of CGT™ successfully started operation in the first quarter of fiscal 2012. CGT™ is a patented technology that controls emissions of volatile organic compounds (VOCs) such as formaldehyde and methanol from process gas streams. CGT™ offers a return on investment for customers due to operating savings when compared to thermal oxidizers, which have been the traditional control technology for VOC control. In such cases, annual operating cost savings in a range from $200,000 to over $1 million per installation can be expected. TurboSonic has exclusive worldwide marketing rights to CGT™.

We have progressed on the commercialization of our patent-pending SonicCharge™ Conductive Composite Material for Wet electrostatic Precipitators (“WESP”) construction to displace high cost alloy construction with a goal of making this a standard in the industry for WESP products, providing a significant cost benefit over conventional alloys. Its electrical properties are proven to be at least equal to stainless steels while offering superior spark erosion resistance and corrosion resistance, which make it an ideal application for coal-fired utility and metallurgical acid plant use, among others.

Three Months ended September 30, 2011 Compared with Three Months ended September 30, 2010

3 MONTH COMPARATIVE INCOME STATEMENTS AT SEPTEMBER 30, 2011 AND 2010

	Fiscal 2012	% to		Fiscal 2011	% to		Increase (Decrease)
		Total			Total
	$	Revenue		$	Revenue		$	%
Contract revenue & sales
OEM Systems	5,192,561	88%		1,700,922	66%		3,491,639	205%
Aftermarket parts & retrofits	717,558	12%		862,194	34%		(144,636)	(17%	)
	5,910,119	100%		2,563,116	100%		3,347,003	131%
Contract costs & cost of sales
OEM Systems	4,612,866	78%		1,499,915	58%		3,112,951	208%
Aftermarket parts & retrofits	421,793	7%		526,598	21%		(104,805)	(20%	)
	5,034,659	85%		2,026,513	79%		3,008,146	148%
Gross profit
OEM Systems	579,695	10%		201,007	8%		378,688	188%
Aftermarket parts & retrofits	295,765	5%		335,596	13%		(39,831)	(12%	)
	875,460	15%		536,603	21%		338,857	63%
Gross profit %
OEM Systems	11%			12%
Aftermarket parts & retrofits	41%			39%
Expenses
Selling, general & administrative	1,213,332	20%		1,156,793	45%		56,539	5%
Research & development costs	25,687	1%		11,072	0%		14,615	132%
Depreciation	17,185	0%		39,974	2%		(22,789)	(57%	)
	1,256,204	21%		1,207,839	47%		48,365	4%
(Loss) from operations	(380,744)	(6%	)	(671,236)	(26%	)	290,492	(43%	)
Other (expense)
Interest, net	507	0%		(458)	0%		965	210%

(Loss) before taxes	(380,237)	(6%	)	(671,694)	(26%	)	291,457	(43%	)
Provision for (recovery of) income taxes	56,357	(1%	)	(232,854)	(9%	)	289,211	124%
Net (loss)	(436,594)	(7%	)	(438,840)	(17%	)	2,246	1%
Foreign currency translation adjustment	(239,879)	(4%	)	82,906	3%		(322,785)	(389%	)
Comprehensive (loss)	(676,473)	(11%	)	(355,934)	(14%	)	(320,539)	(90%	)

The opening backlog of OEM orders for the quarter was $11.7 million ($2.4 million for September 30, 2010) and orders received in the quarter were $1.1 million ($0.8 million in the same period in the prior year). Revenue recognition for these orders is determined on the percentage of completion method, with completion typically ranging over a production period of 6 to 12 months depending on the scope and terms of the individual contracts.

OEM systems revenue for the quarter ended September 30, 2011 increased 205% over the comparable period ended September 30, 2010 as the result of progress on two large turnkey projects. The balance of OEM backlog at September 30, 2011 is $7.7 million ($1.6 million at September 30, 2010) which will contribute to revenues over the next several quarters.

The cost of sales for OEM systems increased 208% for the three month period ended September 30, 2011 over the comparable period in the prior year, which reflects the increased revenue volume in the first quarter of fiscal 2012.

As a result, gross profit on OEM systems in the first quarter of fiscal 2012 was 11% and in the same comparable period in fiscal 2011 was 12%. OEM systems contributed a gross profit of $579,695 (10% of total revenue) in the first quarter of fiscal 2012 compared to a gross profit of $201,007 (8% of total revenue) for the same period in fiscal 2011.

The opening backlog of Aftermarket orders for the first quarter of fiscal 2012 was $300,000 ($600,000 for fiscal 2011) and orders received in the quarter were $900,000 ($900,000 in the same period in the prior year). Revenue recognition for these orders is determined on a billing basis, which approximates actual performance and usually occurs in the first or second month following the order.

Aftermarket revenues decreased 17% for the three-month period ended September 30, 2011 over the same period in the prior fiscal year primarily the result of a $200,000 atomized scrubber component order in fiscal 2011 not repeated in fiscal 2012. The balance of Aftermarket backlog at September 30, 2011 is $500,000 ($600,000 at September 30, 2010) which will contribute to revenues in the next three months.

The cost of sales for Aftermarket products decreased 20% for the three-month period ended September 30, 2011 over the same period in fiscal 2011. Gross profit on aftermarket products decreased 12% for the comparable periods, which reflects a lower revenue volume and higher gross profit (41%) earned in the quarter ended September 30, 2011 over gross profits (39%) earned in the quarter ended September 30, 2010.

Selling, general and administrative expenses increased $56,539 (5%) for the three-month period ended September 30, 2011 over the same period in the prior year. This increase was the result of the addition of a new employee ($12,000) and the result of foreign exchange rate changes in fiscal 2011 as compared to fiscal 2012 ($44,000). As a percentage of total revenue, selling, general and administrative expenses were 20% for the three-month period ended September 30, 2011 compared to 45% of total revenue in the comparable period in fiscal 2011. Research and development costs increased $14,615 (132%) for the three-month period ended September 30, 2011 compared to the same period in fiscal 2011, due to increased project activity. Depreciation of $17,185 was recorded in the current quarter compared to $39,974 for the same period in the prior year.

Loss before taxes of $380,327 for the three-month period ended September 30, 2011 was significantly lower than the loss of $671,694 in the comparable period in the prior fiscal year. The reduced loss reflects higher revenue and gross profit in OEM systems for the first quarter of fiscal 2012 compared to those recorded in the first quarter of fiscal 2011.

Provision for income taxes for the first quarter of fiscal 2012 was $56,357 for international subsidiaries (nil for the US company) compared to recovery of income taxes of $232,854 for the comparable period in fiscal 2011(combined international subsidiaries and the US company). The nil tax provision for US company operations in fiscal 2012 was the result of a recovery of income taxes of $205,683 offset by a deferred tax valuation allowance of $205,683 for the quarter.

The foreign currency translation adjustment reflects the exchange values for our Canadian dollar and Euro accounts converted to US dollars. The statement of comprehensive income reflects a decrease in the carrying value of these accounts of $239,879 during the first quarter of fiscal 2012.

Liquidity and Capital Resources

Cash Summary	September 30, 2011	September 30, 2010
	$	$
Cash provided by (applied to):
Operations	(664,424)	126,662
Purchase of equipment	--	(7,686)
Repayment of capital leases and long-term debt	--	(20,009)
Effect of exchange rate changes on cash and cash equivalents	(35,047)	17,659
Net proceeds from issue of shares	--	--
Net cash provided (applied) during the period	(699,471)	116,626
Cash and cash equivalents - beginning of period	1,674,204	2,036,529
Cash and cash equivalents - end of period	974,733	2,153,155

Working Capital Summary	September 30, 2011	September 30, 2010
Current assets	8,126,771	5,306,835
Current liabilities	5,529,595	2,246,252
Net working capital	2,597,176	3,060,583
Current ratio	1.47	2.36

Summary of Contracts in Progress	September 30, 2011	September 30, 2010
Contract value completed and to be invoiced	2,111,316	754,346
Contract advances invoiced	(888,450)	(272,580)
Net contracts in progress	1,222,866	481,766

Contract Backlog
Contract value yet to be recognized as revenue	8,200,000	2,100,000

During the three-month period ended September 30, 2011, cash of $664,424 was applied to operations while during the same three months in fiscal 2011, cash of $126,662 was provided from operations. The net change in cash flows applied to operations was due primarily to the increased positions in accounts receivable, deferred contract costs and unbilled revenue together with unearned revenue and contract advances in the current fiscal period.

Our working capital position decreased to $2.6 million at September 30, 2011 from $3.1 million at September 30, 2010, with the current ratio decreasing from 2.36:1 as at September 30, 2010 to 1.47:1 at September 30, 2011.

Our contract payment terms provide for funding the progression of work to the point of delivery. A final holdback amount is often dependent on commissioning, specified performance criteria or a fixed time of operations. At any point in time, the contracts in process with costs that exceed invoicing may be greater than the contracts that have been invoiced in advance of performance. At September 30, 2011 and September 30, 2010, the net position of contracts in progress is an investment of $1,222,866 and $481,766 respectively.

In May 2011, we reached an agreement with HSBC Bank Canada, which provides for a credit facility for standby letters of credit for CAD $4.25 million that is secured by a general security interest in, and lien upon, our assets and guarantees provided by Export Development Canada on a fee-for-service basis. This credit facility became operational in August 2011, at which time our prior credit facilities, discussed above, were terminated by mutual consent.

At September 30, 2011, we had standby letters of credit for approximately USD $1.0 million (USD $1.4 million at June 30, 2011) in place with various customers in order to receive cash proceeds ahead of delivery or end-of-warranty milestones. Export Development Canada has provided guarantees to both HSBC Bank Canada and a prior Canadian bank with whom we had a prior agreement for prior issued letters of credit; a guarantee for future letters of credit to be issued through HSBC Bank Canada is under current review.

On October 28, 2011, we entered into an Investment Agreement with Dutchess Opportunity Fund, II, LP for the sale, from time to time, at our discretion, of up to $3.0 million of our common stock during a three-year period at a price equal to 95% of the recent average market price at the time of sale, provided that in no event shall such price be lower than $0.33 per share. The extent to which we will need to access any portion or all of the proceeds available under the Investment Agreement will depend in substantial part upon the availability and adequacy of our cash flows from operations so as to enable us to address timing differences that may arise from time to time in our need to pay vendors and suppliers in advance of our receipt of contractual progress payments from our customers. We refer you to our Current Report on Form 8-K, dated October 31, 2011, for further information regarding the Investment Agreement. As a registration statement registering such common stock was declared effective by the SEC, we are now able, at our discretion, to sell common stock to Dutchess pursuant to the terms and conditions of the Investment Agreement.

As was the case with our previous bank operating line of credit that was never utilized, the Dutchess Investment Agreement for an equity line of credit has been established to provide back-up capabilities should the timing of our contractual progress payments prove temporarily insufficient to pay our vendors and suppliers.

Our backlog as at September 30, 2011 was approximately $8.2 million, compared to the September 30, 2010 backlog of $2.1 million, with approximately 45% expected to convert to revenue by June 30, 2012. We can offer no assurances that backlog will be replicated, increased or converted at current value into revenues in the future.

Based on our cash position and working capital at September 30, 2011, our credit agreements with HSBC Bank Canada and Export Development Canada, our access to an equity line of credit with Dutchess, our backlog of orders and anticipated sales orders through fiscal 2012 and 2013, we believe that we will have sufficient capital resources to support operations through September 30, 2012.

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

ITEM 4: CONTROLS AND PROCEDURES

Our management has carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2011. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2011.

There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

Not applicable.

ITEM 1A: RISK FACTORS

There have been no material changes in the risk factors from those disclosed in Item 1A of our annual report on Form 10-K for the year ended June 30, 2011.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. RESERVED

ITEM 5: OTHER INFORMATION

On November 11, 2011, we issued a press release announcing our financial results for the three months ended September 30, 2011. A copy of the press release is being furnished as Exhibit 99.1 to this report and incorporated herein by reference.

ITEM 6: EXHIBITS

Exhibit 10.1	Investment Agreement, dated as of October 28, 2011, by and between our company and Dutchess Opportunity Fund, II, LP, a Delaware Limited Partnership (1)
Exhibit 10.2	Registration Rights Agreement, dated as of October 28, 2011, by and between our company and Dutchess Opportunity Fund, II, LP, a Delaware Limited Partnership (2)
Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certifications
Exhibit 32.1	Section 1350 Certifications
Exhibit 99.1	Earnings Press Release dated November 11, 2011
Exhibit 101	The following financial information from TurboSonic Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Condensed Statements of (Loss) and Comprehensive (Loss) for the three months ended September 30, 2011 and 2010, (ii) Consolidated Condensed Balance Sheets at September 30, 2011 and June 30, 2011, (iii) Consolidated Condensed Statements of Cash Flows for the three months ended September 30, 2011 and 2010, (iv) Notes to Consolidated Condensed Financial Statements

_________
(1) Filed on November 10, 2011 as an exhibit to Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-177647), and incorporated herein by reference;

(2) Filed on October 31, 2011 as an exhibit to our Current Report on Form 8-K dated October 28, 2011 and incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2011

TURBOSONIC TECHNOLOGIES, INC.

By: /s/ Carl A. Young
Carl A. Young
Chief Financial Officer