Form 10-Q
period 2011-12-31
TURBOSONIC TECHNOLOGIES INC
filed 2012-02-14
CIK 900393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended December 31, 2011

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

[X] Yes      [_] No

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

[_] Yes      [X] No

As of February 10, 2012, there were 18,554,112 shares of common stock outstanding.

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED DECEMBER 31, 2011

TABLE OF CONTENTS

All dollar amounts set forth in this report are in United States dollars, except where otherwise indicated.

Forward-Looking Statements

Forward-looking statements in this report, including without limitation, statements relating to our plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that such forward-looking statements involve risks and uncertainties, such as: our dependence on environmental regulation to drive sales; the concentration of our revenues among a small group of customers who may vary from year to year; and economic downturns and other factors that may negatively affect our customers’ demands for our products. These risks and uncertainties could cause actual results to differ materially from historical results or those we anticipate. In evaluating these statements, you should specifically consider the risks discussed in this report, our Annual Report on Form 10-K for the fiscal year ended June 30, 2011 and other reports or documents that we have filed from time to time with the SEC. Our statements are based upon information known to us as of the date this report is filed with the SEC, and we assume no obligation to update or alter our forward-looking statements within this report, whether as a result of new information, future events or otherwise, except when required by applicable federal securities laws.

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	Form 10-Q

PART I: FINANCIAL INFORMATION ITEM 1

CONSOLIDATED CONDENSED STATEMENTS OF (LOSS)
AND COMPREHENSIVE (LOSS) (UNAUDITED)

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	December 31,	December 31,	December 31,	December 31,
	2011	2010	2011	2010
	$	$	$	$
CONTRACT REVENUE AND SALES
OEM systems revenue	1,557,280	833,197	6,749,756	2,534,567
Aftermarket revenue	783,245	868,456	1,500,888	1,730,202
	2,340,525	1,701,653	8,250,644	4,264,769

CONTRACT COSTS AND COST OF SALES
OEM systems contract costs and costs of sales	1,258,395	840,197	5,871,262	2,340,112
Aftermarket contract costs and costs of sales	469,732	630,790	891,524	1,157,388
	1,728,127	1,470,987	6,762,786	3,497,500
Gross profit	612,398	230,666	1,487,858	767,269

EXPENSES
Selling, general and administrative	1,278,279	1,291,661	2,491,611	2,448,454
Research and development	28,345	15,290	54,032	26,362
Depreciation and amortization	16,451	42,342	33,636	82,316
	1,323,075	1,349,293	2,579,279	2,557,132

(Loss) from operations	(710,677)	(1,118,627)	(1,091,421)	(1,789,863)
Interest (expense)	(4,336)	(253)	(3,829)	(711)
(Loss) before income taxes	(715,013)	(1,118,880)	(1,095,250)	(1,790,574)
Provision for (recovery of) income taxes [Note 4]	736,355	(179,569)	792,712	(412,423)
Net (loss)	(1,451,368)	(939,311)	(1,887,962)	(1,378,151)

Other comprehensive income (loss):
Foreign currency translation adjustment	108,079	120,530	(131,800)	203,436
Comprehensive (loss)	(1,343,289)	(818,781)	(2,019,762)	(1,174,715)

Weighted average number of shares	18,554,112	15,926,427	18,554,112	15,563,084
Diluted weighted average number of shares [Note 6]	18,554,112	15,926,427	18,554,112	15,563,084

Basic (loss) per share [Note 6]	(0.08)	(0.06)	(0.10)	(0.09)
Diluted (loss) per share [Note 6]	(0.08)	(0.06)	(0.10)	(0.09)

See accompanying notes

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

	December 31, 2011	June 30, 2011
	$	$
ASSETS
Current assets:
Cash and cash equivalents	1,320,726	1,674,204
Accounts receivable, net of allowance for doubtful accounts of $1,619 and $1,708	3,325,305	2,755,570
Retentions receivable	850,720	244,974
Deferred contract costs and unbilled revenue [Note 3]	345,789	1,492,747
Inventories	134,240	96,625
Income taxes receivable	12,145	24,538
Other current assets	33,844	87,575
Total current assets	6,022,769	6,376,233

Property and equipment, less accumulated depreciation and amortization	83,515	123,262
Goodwill	398,897	398,897
Deferred income taxes [Note 4]	275,288	1,070,592
Other assets	13,752	13,915
	771,452	1,606,666
Total assets	6,794,221	7,982,899

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	1,084,095	1,249,391
Accrued compensation	587,552	444,374
Accrued charges	257,467	295,199
Accrued warranty provision [Note 2]	57,445	60,000
Unearned revenue and contract advances [Note 3]	2,016,965	1,152,869
Total current liabilities	4,003,524	3,201,833
Commitments and contingencies [Note 8]
Stockholders’ equity
Authorized share capital
30,000,000 common shares, par value $0.10 per share
1,500 preferred shares, no par value
Issued share capital
18,435,773 common shares [18,435,773 at June 30, 2011]	2,900,434	2,900,434
118,339 common shares reserved for the conversion of the subsidiary’s
Class B exchangeable shares [118,339 at June 30, 2011]
Additional paid – in capital [Note 5]	4,237,246	4,207,958
	7,137,680	7,108,392
Accumulated other comprehensive income	864,312	996,007
Accumulated deficit	(5,211,295)	(3,323,333)

Total stockholders’ equity	2,790,697	4,781,066

Total liabilities and stockholders’ equity	6,794,221	7,982,899

See accompanying notes

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six	For the Six
	Months Ended	Months Ended
	December 31, 2011	December 31, 2010
	$	$

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	(1,887,962)	(1,378,151)
Add charges to operations not requiring a current cash payment:
Stock-based compensation	29,289	25,827
Depreciation and amortization	33,636	82,316
Deferred income tax	779,728	(412,923)
Changes in non-cash assets and liabilities related to operations:
(Increase) decrease in accounts receivable	(772,329)	582,654
(Increase) decrease in retentions receivable	(632,313)	636,014
(Increase) in inventories	(43,204)	(31,081)
Decrease (increase) in deferred contract costs and unbilled revenue	1,078,063	(363,968)
Decrease in income taxes receivable	9,933	--
Decrease in other current assets	51,414	43,694
(Decrease) in accounts payable	(75,509)	(372,801)
Increase in accrued compensation	182,401	99,344
(Decrease) in accrued warranty charges	(865)	--
(Decrease) in accrued charges	(28,343)	(43,662)
Increase in unearned revenue and contract advances	899,676	222,129

Cash (applied to) operating activities	(376,385)	(910,608)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	--	(22,089)
Cash (applied to) investing activities	--	(22,089)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of obligations under long-term debt and capital lease obligations	--	(40,553)
Net proceeds from issuance of common shares under 2010 rights offering [Note 5]	--	853,086
Cash provided by financing activities	--	812,533

Effect of exchange rate changes on cash and cash equivalents	22,907	121,845

Cash (applied) provided during the period	(353,478)	1,681
Cash and cash equivalents – beginning of period	1,674,204	2,036,529
Cash and cash equivalents – end of period	1,320,726	2,038,210

Supplemental cash flow information:
Interest paid	(4,360)	(2,977)
Interest received	531	2,266
Income taxes paid	3,000	500

See accompanying notes

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1: GENERAL

TurboSonic Technologies, Inc., directly and through subsidiaries, designs and markets integrated air pollution control and liquid atomization technology, including industrial gas cooling/conditioning systems, to ameliorate or abate industrial environmental problems. We currently have two reportable business segments – OEM systems and Aftermarket.

The unaudited interim consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the information and footnotes required in audited consolidated financial statements. The unaudited interim consolidated condensed financial statements reflect all adjustments which are, in the opinion of management, necessary to report a fair statement of the results for the interim periods presented. Operating results for the three and six month periods ended December 31, 2011 are not necessarily indicative of the results that may be expected for the full year ending June 30, 2012. These unaudited interim consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2011.

Future Accounting Changes:

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-08 (“ASU 2011-08”), Testing Goodwill for Impairment. ASU 2011-08 provides an entity the option to first assess qualitative factors in determining whether the existence of certain events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the performance of the two-step impairment test is unnecessary. If, however, an entity determines that is it more likely than not that the fair value is less than the carrying amount, the first step of the impairment test (calculation of the reporting unit’s fair value) is required. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal periods beginning after December 15, 2011. Early adoption is permitted, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. We perform our annual goodwill impairment test as of April 1 and will early adopt the provisions of ASU 2011-08 as of that date. The adoption of this amendment is not expected to have a material impact on our results of operations.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity and requires the presentation of the statement of income and other comprehensive income consecutively. ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011 and early adoption is permitted. We adopted this standard on July 1, 2011 and it has not had a material impact on our results of operations or disclosures. In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income” (“ASU 2011-12”). ASU 2011-12 defers changes in ASU 2011-05 that relate to the presentation of reclassification adjustments. The effective dates of ASU 2011-12 are consistent with the effective dates of ASU 2011-05, which is effective for fiscal years and interim periods beginning after December 15, 2011 and early adoption is permitted.

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

For the Six
Months Ended
December 31, 2011
$

Opening balance	60,000
Payments made during the period	(11,713)
Warranty provision made during the period	10,830
Foreign exchange adjustments	(1,672)
Closing balance	57,445

NOTE 3: COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

	December 31, 2011	June 30, 2011
	$	$

Costs incurred on uncompleted contracts	21,452,387	23,205,796
Estimated earnings	6,808,604	8,961,009
	28,260,991	32,166,805
Less: Billings to date	(29,932,167)	(31,826,927)
	(1,671,176)	339,878

Included in accompanying consolidated condensed balance sheets under the following captions:

Deferred contract costs and unbilled revenue	345,789	1,492,747
Unearned revenue and contract advances	(2,016,965)	(1,152,869)
	(1,671,176)	339,878

NOTE 4: INCOME TAXES

Details of the provision for (recovery of) income taxes are as follows:

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
Current:	$	$	$	$
- U.S.	3,000	500	3,000	500
- International subsidiaries	--	--	9,984	--
Total current taxes	3,000	500	12,984	500
Deferred:
- U.S	(202,238)	(202,851)	(408,101)	(415,787)
- U.S valuation allowance	952,238	--	1,158,101	--
- International subsidiaries	(16,645)	22,782	29,728	2,864
Total deferred taxes	733,355	(180,069)	779,728	(412,923)
Income tax provision
(recovery)	736,355	(179,569)	792,712	(412,423)

NOTE 4: INCOME TAXES CONT’D

The cumulative tax loss carryforward for the US is $1,880,935 at December 31, 2011. After two consecutive years of substantial losses and continuing uncertainty surrounding the U.S. and global economies, we reassessed the valuation of deferred tax assets during the fourth quarter of fiscal 2011 and recorded a valuation reserve totaling $722,834. Due to our recent history of losses in the US, lower than expected order activity year to date, and continuing uncertainty surrounding the US & global economies, a valuation allowance was recognized during the quarter ended December 31, 2011 for the remaining $1,158,101.

Details of the deferred tax asset are as follows:

	For the Six Months Ended December 31, 2011
		US Valuation
	US	Allowance	International	Total
	$	$	$	$

Opening balance, July 1, 2011	1,472,834	(722,834)	320,592	1,070,592
Deferred tax asset increase (decrease)	408,101	--	(29,728)	378,373
Increase in US valuation allowance	--	(1,158,101)	--	(1,158,101)
Foreign exchange adjustments	--	--	(15,576)	(15,576)
Closing balance, December 31, 2011	1,880,935	(1,880,935)	275,288	275,288

NOTE 5: SHARE CAPITAL

On December 10, 2010 we completed a registered rights offering, which offered stockholders of record as of November 8, 2010 the right to acquire one share of our common stock for each two shares then held by such persons at a price of $0.34 per share. Stockholders exercised subscription rights to acquire 1,601,611 shares and oversubscription rights to acquire an additional 1,814,447 shares, resulting in our sale of an aggregate of 3,416,058 shares of common stock and our receipt of gross proceeds of $1,161,460 (final net proceeds of $853,086, due to issuance costs). Such proceeds were added to our working capital for marketing opportunities stemming from both recent and anticipated enactments by the U.S. EPA (EPA) of more stringent emission standards and rules for certain hazardous air pollutants.

Pursuant to the terms of the 2008 Stock Plan, options to purchase 20,000 shares of common stock were granted to each of the five independent directors of our company (100,000 in total) who were elected to serve at the December 8, 2011 annual meeting of stockholders. Such options have an exercise price equal to the market value of our common stock at the close of business on December 8, 2011 ($0.27 per share [Black-Scholes fair value $0.22]), vest immediately and expire eight years from the date of grant.

Pursuant to the terms of the 2003 Stock Plan, options to purchase 25,000 shares of common stock were granted to each of our Chief Executive Officer, President and Chief Financial Officer (75,000 in total) at the December 8, 2011 board meeting. Such options have an exercise price equal to the market value of our common stock at the close of business on December 8, 2011 ($0.27 per share [Black-Scholes fair value $0.23]), vest in five years from the date of grant with respect to our Chief Executive Officer and to our President and three years from the date of grant with respect to our Chief Financial Officer and expire eight years from the date of grant.

Stock-based compensation expenses of $25,787 for the three months ended December 31, 2011 and $29,289 for the six months ended December 31, 2011 [$23,347 for the three months ended December 31, 2010 and $25,287 for the six months ended December 31, 2010] are included as selling, general and administrative expenses in our financial statements.

A summary of the significant assumptions used in calculating the fair value of our stock option grants is as follows:

	Fiscal 2012 Grants		Fiscal 2011 Grants
	Independent	Executive	Independent	Executive
	Directors	Officers	Directors	Officers
	Dec 8, 2011	Dec 8, 2011	Dec 9, 2010	Dec 9, 2010
Expected dividends	0.00%	0.00%	0.00%	0.00%
Expected volatility	132.40%	115.79%	94.63%	111.04%
Risk-free interest rate	0.39%	0.91%	1.35%	1.35%
Expected term (years)	4.00	6.00	4.00	6.00
Forfeiture rate	0.00%	0.00%	0.00%	0.00%
Stock price on date of grant	$0.27	$0.27	$0.31	$0.31
Number of stock options granted	100,000	75,000	100,000	75,000
Fair value per option on date of grant	$0.22	$0.23	$0.21	$0.26

NOTE 5: SHARE CAPITAL CONT’D

The following table summarizes activity of stock options granted under our 2003 and 2008 Stock Plans for the six months ended December 31, 2011:

				Average
		Weighted	Weighted	Remaining	Aggregate
		Average	Average Grant	Contractual	Intrinsic
	Shares	Exercise Price	Date Fair Value	Life (In Years)	Value
Stock options outstanding at June 30, 2011	835,000	$0.7139	$0.4792	4.5	$29,750
Stock options expired	0	$0.0000	$0.0000
Stock options granted	175,000	$0.2700	$0.2243
Stock options exercised	0	$0.0000	$0.0000
Stock options outstanding at December 31, 2011	1,010,000	$0.6370	$0.4350	4.6	$5,250
Stock options exerciseable at December 31, 2011	795,000	$0.6899	$0.4543	4.0	$3,000

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value or the aggregate difference between the closing price of our common stock on December 31, 2011 of $0.30 and the exercise price for in-the-money options that would have been received by option holders if all options had been exercised on December 31, 2011.

NOTE 6: EARNINGS PER SHARE

The following table sets forth the computation of (loss) per share. The effect of dilutive securities is included only when dilutive.

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
Numerator
Net (loss)	($1,451,368)	($939,311)	($1,887,962)	($1,378,151)
Denominator
Denominator for earnings per share - weighted average shares outstanding	18,554,112	15,926,427	18,554,112	15,563,084
Denominator for diluted earnings per share - adjusted weighted average shares and assumed conversions	18,554,112	15,926,427	18,554,112	15,563,084
Basic (loss) per share	($0.08)	($0.06)	($0.10)	($0.09)
Diluted (loss) per share	($0.08)	($0.06)	($0.10)	($0.09)

For the three and six month periods ended December 31, 2011 and 2010, we incurred net losses; therefore, the diluted loss per common share excludes the effects of all options outstanding, since their inclusion would be anti-dilutive.

NOTE 7: SEGMENT INFORMATION

	December 31, 2011	June 30, 2011
	$	$

Assets:
- OEM systems	4,193,739	5,000,234
- Aftermarket	1,279,756	1,308,461
- Other[1]	1,320,726	1,674,204
Total	6,794,221	7,982,899

1 – Cash and cash equivalents are not allocated between business segments.

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
	$	$	$	$

(Loss) earnings before income taxes:
- OEM systems	(807,930)	(1,139,596)	(1,279,708)	(1,943,912)
- Aftermarket	92,917	20,716	184,458	153,338
Total	(715,013)	(1,118,880)	(1,095,250)	(1,790,574)

NOTE 8: CONTINGENT LIABILITIES

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

On October 6, 2005, a statement of claim was filed against our company in the Ontario Superior Court of Justice (Canada) by Abuma Manufacturing Limited, one of our vendors, in which it claimed additional charges for work performed and refuted our claim for back charges on a specific project. Its claims were for CAD $95,647 in respect of unpaid accounts, CAD $50,000 for aggravated, punitive and/or exemplary damages, interest on the past due accounts and costs of the action. The claim was settled during pre-trial conference in late October 2011. The settlement was not material to our company.

NOTE 9: CREDIT FACILITY

In May 2011, we entered into an agreement with HSBC Bank Canada, which agreement provides for a credit facility for standby letters of credit for CAD $4.25 million that is secured by a general security interest in, and lien upon, our assets and guarantees provided by Export Development Canada (“EDC”) on a fee-for-service basis. Currently the guarantees provided by EDC are being approved on a case-by-case basis. This credit facility became operational in August 2011, at which time our prior credit facilities were terminated by mutual consent.

At December 31, 2011, we had standby letters of credit for approximately $0.9 million ($1.4 million at June 30, 2011) in place with various customers in order to receive cash proceeds ahead of delivery or end-of-warranty milestones. EDC has provided guarantees for these letters of credit to HSBC Bank Canada and another Canadian bank with whom we had an agreement for previously issued letters of credit.

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

Our leading edge technology and strong project management performance contribute significantly to our strategy of building long-term loyalty and growth through customer satisfaction. This allows us to meet the demanding requirements of multinational firms that we believe can provide a series of sales opportunities over many years.

We perform all process engineering and provide the detailed design and specifications for all applicable electrical, mechanical and chemical components of our systems. We subcontract the manufacturing of equipment and when customer contracts include installation we subcontract the service. Our project managers and quality assurance personnel supervise and manage all aspects of our contracts in order for us to meet the performance criteria agreed with our customers.

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

We believe that economic recovery will increase demand for our products in our established markets. A significant part of our business has relied historically on environmental regulation to drive demand for our products and systems. To complement this, and to potentially reduce our exposure to cyclical changes in regulatory enactments and enforcement, we have focused on several new developments that offer our customers pollution control products with an economic payback and a competitive advantage to traditional equipment solutions. The Catalytic Gas Treatment (CGT) ™ technology is expected to contribute to revenue growth commencing in the current fiscal year and significantly in fiscal 2013 and the foreseeable future.

Q2 Operating Results

Revenue increased by 38% to $2.3 million in the three months ended December 31, 2011 over the same period ended December 31, 2010. A loss before income taxes of $715,013 was recorded for the three months ended December 31, 2011 compared to a loss before income taxes of $1,118,880 in the same period ended December 31, 2010. Our second quarter of fiscal year 2012 began with a backlog of $8.2 million ($2.1 million in 2011), with $5.6 million in order bookings in the second quarter of fiscal 2012 ($8.0 million in the second quarter of fiscal 2011). Our backlog of orders at December 31, 2011 was $11.4 million ($8.4 million at December 31, 2010).

Future realization of deferred tax assets ultimately depends on the existence of sufficient taxable income of the appropriate character (for example, ordinary income or capital gain) within the carryback or carryforward periods available under the tax law. After two consecutive years of substantial losses and continuing uncertainty surrounding the U.S. and global economies, we reassessed the valuation of deferred tax assets during the fourth quarter of fiscal 2011 and recorded a valuation reserve totaling $722,834, and capped the deferred tax amount for the US at $750,000. Due to our recent history of losses in the US, lower than expected order activity year to date, and continuing uncertainty surrounding the US & global economies, a valuation allowance was recognized during the quarter ended December 31, 2011 for the remaining $1,158,101. The cumulative tax loss carryforward for the US is $1,880,935 at December 31, 2011, of which none is recognized as a deferred tax asset.

International deferred tax amounts are more likely than not recoverable and no valuation adjustment has been recorded. The operating result for the six months of fiscal 2012 is a tax provision of $792,712 compared to a recovery of taxes for the comparable period in fiscal 2011 of $412,423.

Markets

Orders increased from $2.0 million in the first quarter of fiscal 2012 to $5.5 million in the second quarter of fiscal 2012 building our backlog from $8.2 million to $11.4 million at December 31, 2011, despite continuing economic challenges. We anticipate a weak third quarter for revenue recognition but expect further growth in orders and backlog. Our focus on cost control, resource allocation and target markets is contributing to our financial recovery.

Environmental Regulation

Government initiatives taken to mitigate effects of air pollution are the primary driver for the traditional air pollution control technology market. Several new rules have been issued or are soon to be issued by the U.S. Environmental Protection Agency (EPA) that could have significant impact on emissions from the power and manufacturing sectors, among others. For example, EPA's Cross State Air Pollution Rule (CSAPR) was finalized in August 2011 and was to go into effect January 1, 2012, mandating new limits on sulfur dioxide and nitrogen oxides from power plants in 28 eastern, midwestern and southern states. CSAPR was challenged in court, and on December 31, 2011 the D.C. Circuit Court of Appeals stayed the rule’s implementation pending review of the merits of the judicial challenge. The Court ordered extremely expedited briefing and will hear the merits of the challenge on April 13, 2012. Thus, at this time it is unclear what impact CSAPR may have on the market for control technology until the Court rules on the challenge. In the meantime, EPA is reissuing allowances for continued implementation of the Clean Air Interstate Rule (CAIR).

Further, on December 21, 2011, the EPA released its Mercury and Air Toxics Standards (MATS, also known as Utility MACT), which will impose further control requirements on mercury, metallic toxins, acid gases and particulate matter from coal and oil-fired power plants. MATS would allow facilities three years to come into compliance, with procedures that could allow one or two year extensions for some facilities. EPA has stated it will publish MATS in Federal Register in February 2012, and the rule would then become effective 60 days thereafter. If and when fully implemented, these rules are expected to impact the need for further air control technologies from the power sector. However, it is likely these rules, too, will be challenged in court, and there have been Congressional efforts to slow or repeal them and other related EPA proposals.

In addition to these aforementioned rules, EPA is working on other rules that could impact emissions from power plants and manufacturing, including proposed rules on controls of greenhouse gas emissions from utilities and refineries, on coal combustion residue, and on toxic emissions from industrial, commercial and institutional boilers (Boiler MACT, proposed on December 2, 2011 and currently due April 2012). EPA was about to issue a new rule instituting stricter controls on ground level ozone regulations in the Summer of 2011, but these were delayed by a White House directive until 2013. EPA also announced it would propose new fine particulate matter standards in 2013.

While we believe that these and other recently issued and anticipated regulations will affect industries in our markets, we expect that further actions by the EPA, legal challenges or legislative developments could potentially modify the stringency of their provisions or delay their effective dates. It is because of these potential delays that we are continuing to pursue the development of current and new technologies, which do not depend on new regulation and can augment our suite of environmental technologies.

New Technology

During the second quarter of fiscal 2012, we commenced our first contract incorporating our patent-pending SonicCharge™ Conductive Composite Material (CCM) for Wet electrostatic Precipitators (“WESP”). SonicCharge™ CCM can displace high cost alloy construction, providing a significant benefit over conventional alloys. Its electrical properties are proven to be at least equal to stainless steels while offering superior spark erosion resistance and corrosion resistance, which can make it ideal for use in coal-fired utility and metallurgical acid plant WESP applications.

Three Months ended December 31, 2011 Compared with Three Months ended December 31, 2010

3 MONTH COMPARATIVE INCOME STATEMENTS AT DECEMBER 31, 2011 AND 2010

	Fiscal 2012	% to		Fiscal 2011	% to		Increase (Decrease)
		Total			Total
	$	Revenue		$	Revenue		$	%
Contract revenue & sales
OEM Systems	1,557,280	67%		833,197	49%		724,083	87%
Aftermarket parts & retrofits	783,245	33%		868,456	51%		(85,211)	(10%	)
	2,340,525	100%		1,701,653	100%		638,872	38%
Contract costs & cost of sales
OEM Systems	1,258,395	54%		840,197	50%		418,198	50%
Aftermarket parts & retrofits	469,732	20%		630,790	37%		(161,058)	(26%	)
	1,728,127	74%		1,470,987	87%		257,140	17%
Gross profit
OEM Systems	298,885	13%		(7,000)	0%		305,885	4,370%
Aftermarket parts & retrofits	313,513	13%		237,666	13%		75,847	32%
	612,398	26%		230,666	13%		381,732	165%
Gross profit %
OEM Systems	19%			(1% )
Aftermarket parts & retrofits	40%			27%
Expenses
Selling, general & administrative	1,278,279	55%		1,291,661	76%		(13,382)	(1%	)
Research & development costs	28,345	1%		15,290	1%		13,055	85%
Depreciation	16,451	1%		42,342	2%		(25,891)	(61%	)
	1,323,075	57%		1,349,293	79%		(26,218)	(2%	)
(Loss) from operations	(710,677)	(31%	)	(1,118,627)	(66%	)	407,950	(36%	)
Other (expense)
Interest, net	(4,336)	0%		(253)	0%		(4,083)	1,614%

(Loss) before taxes	(715,013)	(31%	)	(1,118,880)	(66%	)	403,867	(36%	)
Provision for(recovery of) income taxes	736,355	(31%	)	(179,569)	(11%	)	915,924	(510%	)
Net (loss)	(1,451,368)	(62%	)	(939,311)	(55%	)	(512,057)	55%
Foreign currency translation adjustment	108,079	(5%	)	120,530	7%		(12,451)	(10%	)
Comprehensive (loss)	(1,343,289)	(57%	)	(818,781)	(48%	)	(524,508)	64%

The opening backlog of OEM orders for the second quarter of fiscal year 2012 was $7.7 million ($1.5 million for the second quarter of fiscal year 2011) and orders received in the second quarter were $4.8 million ($7.3 million in the same period in the prior year). Revenue recognition for these orders is determined on the percentage of completion method, with completion typically ranging over a production period of 6 to 12 months depending on the scope and terms of the individual contracts.

OEM systems revenue for the three month period ended December 31, 2011 increased 87% over the comparable period ended December 31, 2010 as the result of progress on a number of system projects. The balance of OEM backlog at December 31, 2011 was $11.0 million ($8.0 million at December 31, 2010), which will contribute to revenues over the next several quarters.

The cost of sales for OEM systems increased 50% for the three month period ended December 31, 2011 over the comparable period in the prior year, which reflects the increased revenue volume in the second quarter of fiscal 2012.

As a result, gross profit on OEM systems in the second quarter of fiscal 2012 was 19% and in the same comparable period in fiscal 2011 was -1%. OEM systems contributed a gross profit of $298,885 (13% of total revenue) in the second quarter of fiscal 2012 compared to a gross loss of $7,000 (0% of total revenue) for the same period in fiscal 2011. This low margin for the second quarter of fiscal 2011 was due to an isolated cost overrun on a contract.

The opening backlog of Aftermarket orders for the second quarter of fiscal 2012 was $0.5 million ($0.6 million for fiscal 2011) and orders received in the quarter were $0.8 million ($0.7 million in the same period in the prior year). Revenue recognition for these orders is determined on a billing basis, which approximates actual performance and usually occurs in the first or second month following the order.

Aftermarket revenues decreased 10% for the three-month period ended December 31, 2011 over the same period in the prior fiscal year primarily because a large semi-dry scrubber component order in fiscal 2011 was not repeated in fiscal 2012. The balance of Aftermarket backlog at December 31, 2011 is $0.4 million ($0.4 million at December 31, 2010) which will contribute to revenues in the next three months.

The cost of sales for Aftermarket products decreased 26% for the three-month period ended December 31, 2011 over the same period in fiscal 2011. Gross profit on Aftermarket products increased 32% between the comparable periods in fiscal 2011 and

2012, which reflects a lower revenue volume and higher gross profit (40%) earned in the quarter ended December 31, 2011 over gross profits (27%) earned in the quarter ended December 31, 2010. The increased gross profit is the result of increased prices and decreased costs on certain spare parts items.

Selling, general and administrative expenses decreased $13,382 (1%) for the three-month period ended December 31, 2011 over the same period in the prior year. This decrease was the result of the cost of a strategic analysis not repeated in the current year ($75,000) partially offset by the addition of a new employee ($12,000), legal expenses relating to the S-1 filing for the Dutchess Investment Agreement ($27,000) and additional patent fees ($20,000) in fiscal 2012. As a percentage of total revenue, selling, general and administrative expenses were 55% for the three-month period ended December 31, 2011 compared to 76% of total revenue in the comparable period in fiscal 2011. Research and development costs increased $13,055 (85%) for the three-month period ended December 31, 2011 compared to the same period in fiscal 2011, due to increased project activity. Depreciation of $16,451 was recorded in the three months ended December 31, 2011 compared to $42,342 for the same period in the prior year.

Loss before taxes of $715,013 for the three-month period ended December 31, 2011 was significantly lower than the loss of $1,118,880 in the comparable period in the prior fiscal year. The reduced loss reflects higher revenue and gross profit in OEM systems for the second quarter of fiscal 2012 compared to those recorded in the second quarter of fiscal 2011.

Operating results for the second quarter of fiscal 2012 include a recovery of income taxes of $16,645 for international subsidiaries and a provision for income taxes of $753,000 for the US company compared to recovery of income taxes of $179,569 for the comparable period in fiscal 2011(combined international subsidiaries and the US company). This includes a $750,000 tax provision for US company operations in fiscal 2012 consisting of a recovery of income taxes of $205,683 offset by a deferred tax valuation allowance of $955,683 for the quarter. Our decision to record this deferred tax valuation allowance was based on two years of continued losses and a third year of projected losses to fully offset the US deferred tax asset.

The foreign currency translation adjustment reflects the exchange values for our Canadian dollar and Euro accounts converted to US dollars. The statement of comprehensive income reflects an increase in the carrying value of these accounts of $108,079 during the second quarter of fiscal 2012.

Six Months ended December 31, 2011 Compared with Six Months ended December 31, 2010

6 MONTH COMPARATIVE INCOME STATEMENTS AT DECEMBER 31, 2011 AND 2010

	Fiscal 2012	% to		Fiscal 2011	% to		Increase (Decrease)
		Total			Total
	$	Revenue		$	Revenue		$	%
Contract revenue & sales
OEM Systems	6,749,756	82%		2,534,567	60%		4,215,189	166%
Aftermarket parts & retrofits	1,500,888	18%		1,730,202	40%		(229,314)	(13%	)
	8,250,644	100%		4,264,769	100%		3,985,875	93%
Contract costs & cost of sales
OEM Systems	5,871,262	71%		2,340,112	55%		3,531,150	151%
Aftermarket parts & retrofits	891,524	11%		1,157,388	27%		(265,864)	(23%	)
	6,762,786	82%		3,497,500	82%		3,265,286	148%
Gross profit
OEM Systems	878,494	11%		194,455	5%		684,039	352%
Aftermarket parts & retrofits	609,364	7%		572,814	13%		36,550	6%
	1,487,858	18%		767,269	18%		720,589	94%
Gross profit %
OEM Systems	13%			8%
Aftermarket parts & retrofits	41%			33%
Expenses
Selling, general & administrative	2,491,611	30%		2,448,454	57%		43,157	2%
Research & development costs	54,032	1%		26,362	1%		27,670	105%
Depreciation	33,636	0%		82,316	2%		(48,680)	(61%	)
	2,579,279	31%		2,557,132	60%		22,147	1%
(Loss) from operations	(1,091,421)	(13%	)	(1,789,863)	(42%	)	698,442	(42%	)
Other (expense)
Interest, net	(3,829)	0%		(711)	0%		(3,118)	(439%	)

(Loss) before taxes	(1,095,250)	(13%	)	(1,790,574)	(42%	)	695,324	(39%	)
Provision for(recovery of) income taxes	792,712	(10%	)	(412,423)	(10%	)	1,205,135	(292%	)
Net (loss)	(1,887,962)	(23%	)	(1,378,151)	(32%	)	(509,811)	37%
Foreign currency translation adjustment	(131,800)	(1%	)	203,436	5%		(335,236)	(165%	)
Comprehensive (loss)	(2,019,762)	(24%	)	(1,174,715)	(27%	)	(845,047)	72%

The opening backlog of OEM orders for fiscal year 2012 was $11.7 million ($2.4 million for fiscal year 2011) and orders received in the first six months of fiscal 2012 were $5.9 million ($8.0 million in the same period in the prior year). Revenue recognition for these orders is determined on the percentage of completion method, with completion typically ranging over a production period of 6 to 12 months depending on the scope and terms of the individual contracts.

OEM systems revenue for the six month period ended December 31, 2011 increased 166% over the comparable period ended December 31, 2010 as the result of progress on two large turnkey projects. The balance of OEM backlog at December 31, 2011 was $11.0 million ($8.0 million at December 31, 2010) which will contribute to revenues over the next several quarters.

The cost of sales for OEM systems increased 151% for the six month period ended December 31, 2011 over the comparable period in the prior year, which reflects the increased revenue volume in the first six months of fiscal 2012.

As a result, gross profit on OEM systems in the first six months of fiscal 2012 was 13% and in the comparable period in fiscal 2011 was 8%. OEM systems contributed a gross profit of $878,494 (11% of total revenue) in the first six months of fiscal 2012 compared to a gross profit of $194,455 (5% of total revenue) for the same period in fiscal 2011.

The opening backlog of Aftermarket orders for the first six months of fiscal 2012 was $0.3 million ($0.6 million for fiscal 2011) and orders received in the first six months were $1.7 million ($1.6 million in the same period in the prior year). Revenue recognition for these orders is determined on a billing basis, which approximates actual performance and usually occurs in the first or second month following the order.

Aftermarket revenues decreased 13% for the six month period ended December 31, 2011 over the same period in the prior fiscal year primarily because two large component orders in fiscal 2011 were not repeated in fiscal 2012. The balance of Aftermarket backlog at December 31, 2011 is $0.4 million ($0.4 million at December 31, 2010) which will contribute to revenues in the next several months.

The cost of sales for Aftermarket products decreased 23% for the six month period ended December 31, 2011 over the same period in fiscal 2011. Gross profit on Aftermarket products increased 6% between the comparable periods in fiscal 2011 and 2012, which reflects a lower revenue volume and higher gross profit (41%) earned in the six month period ended December 31, 2011 over gross profits (33%) earned in the six months ended December 31, 2010. The increased gross profit is the result of increased prices and decreased costs on certain spare parts items.

Selling, general and administrative expenses increased $43,157 (2%) for the six month period ended December 31, 2011 over the same period in the prior year. This increase was the result of the addition of a new employee ($25,000) and additional patent fees ($20,000) in fiscal 2012. As a percentage of total revenue, selling, general and administrative expenses were 30% for the six month period ended December 31, 2011 compared to 57% of total revenue in the comparable period in fiscal 2011. Research and development costs increased $27,670 (105%) for the six month period ended December 31, 2011 compared to the same period in fiscal 2011, due to increased project activity. Depreciation of $33,636 was recorded for the six month period ended December 31, 2011 compared to $82,316 for the same period in the prior year. This decrease is the result of the full depreciation of certain office-related equipment in fiscal 2011; thereby reducing depreciation expense in the current fiscal year.

Loss before taxes of $1,095,250 for the six month period ended December 31, 2011 was significantly lower than the loss of $1,790,574 in the comparable period in the prior fiscal year. The reduced loss reflects higher revenue and gross profit in OEM systems for the first six months of fiscal 2012 compared to those recorded in the first six months of fiscal 2011.

Operating results for the first six months of fiscal 2012 include a provision for income taxes for $39,712 for international subsidiaries and $753,000 for the US company compared to recovery of income taxes of $412,423 for the comparable period in fiscal 2011(combined international subsidiaries and the US company). This includes a $750,000 tax provision for US company operations in fiscal 2012 consisting of a recovery of income taxes of $408,101 offset by a deferred tax valuation allowance of $1,158,101 for the current six month period. Our decision to record this deferred tax valuation allowance was based on two years of continued losses and a third year of projected losses to fully offset the US deferred tax asset.

The foreign currency translation adjustment reflects the exchange values for our Canadian dollar and Euro accounts converted to US dollars. The statement of comprehensive income reflects a decrease in the carrying value of these accounts of $131,800 during the first six months of fiscal 2012.

Liquidity and Capital Resources

	For the Six Months Ended	For the Six Months Ended
Cash Summary	December 31, 2011	December 31, 2010
	$	$
Cash provided by (applied to):
Operations	(376,385)	(910,608)
Purchase of equipment	--	(22,089)
Repayment of capital leases and long-term debt	--	(40,553)
Effect of exchange rate changes on cash and cash equivalents	22,907	119,504
Net proceeds from issue of shares	--	855,427
Net cash (applied) provided during the period	(353,478)	1,681
Cash and cash equivalents - beginning of period	1,674,204	2,036,529
Cash and cash equivalents - end of period	1,320,726	2,038,210

Working Capital Summary	At December 31, 2011	At December 31, 2010

Current assets	6,022,769	5,089,548
Current liabilities	4,003,524	2,145,767
Net working capital	2,019,245	2,943,781
Current ratio	1.50	2.37

Summary of Contracts in Progress	At December 31, 2011	At December 31, 2010
Contract value completed and to be invoiced	345,789	885,063
Contract advances invoiced	(2,016,965)	(590,686)
Net contracts in progress	(1,671,176)	294,377

Contract Backlog	At December 31, 2011	At December 31, 2010

Contract value yet to be recognized as revenue	11,400,000	8,400,000

During the six month period ended December 31, 2011, cash of $376,385 was applied to operations while, during the same six months in fiscal 2011, cash of $910,608 was applied to operations. The net change in cash flows applied to operations was due primarily to the increased positions in accounts receivable and retentions, partially offset by increased deferred contract costs and unbilled revenue together with decreased unearned revenue and contract advances in the current fiscal period.

Our working capital position decreased to $2.0 million at December 31, 2011 from $2.9 million at December 31, 2010, with the current ratio decreasing from 2.37:1 as at December 31, 2010 to 1.50:1 at December 31, 2011.

Our contract payment terms provide for periodic progress payments by our customers based on our attainment of agreed milestones to the point of delivery. A final holdback amount is often dependent on commissioning, specified performance criteria or a fixed time of operations. At any point in time, the contracts in process with costs that exceed invoicing may be greater than the contracts that have been invoiced in advance of performance. At December 31, 2011, the net position of contracts in progress is a liability of $1,671,176. At December 31, 2010 the net position of contracts in progress is an investment of $294,377.

In May 2011, we entered into an agreement with HSBC Bank Canada, which agreement provides for a credit facility for standby letters of credit for CAD $4.25 million that is secured by a general security interest in, and lien upon, our assets and guarantees provided by Export Development Canada (“EDC”) on a fee-for-service basis. Currently the guarantees provided by EDC are being approved on a case-by-case basis. This credit facility became operational in August 2011, at which time our prior credit facilities were terminated by mutual consent.

At December 31, 2011, we had standby letters of credit for approximately $0.9 million ($1.4 million at June 30, 2011) in place with various customers in order to receive cash proceeds ahead of delivery or end-of-warranty milestones. EDC has provided guarantees for these letters of credit to HSBC Bank Canada and another Canadian bank with whom we had a prior agreement for previously issued letters of credit.

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

As was the case with our previous bank operating line of credit that was never utilized, the Dutchess Investment Agreement for an equity line of credit has been established to provide back-up capabilities should the timing of our contractual progress payments prove temporarily insufficient to enable us to pay our vendors and suppliers on agreed terms.

Our backlog as at December 31, 2011 was approximately $11.4 million, compared to the December 31, 2010 backlog of $8.4 million, with approximately 58% expected to convert to revenue by June 30, 2012. We can offer no assurances that backlog will be replicated, increased or converted at current value into revenues in the future.

Based on our cash position and working capital at December 31, 2011, our credit agreements with HSBC Bank Canada and Export Development Canada, our access to an equity line of credit with Dutchess, our backlog of orders and anticipated sales orders through fiscal 2012 and 2013, we believe that we will have sufficient capital resources to support operations through December 31, 2012.

We have incurred significant operating losses over the past two fiscal years and during the first six months of fiscal 2012 which has resulted in an increase in the accumulated deficit. Our future success is dependent upon our ability to secure additional profitable contract orders, and if necessary, further financing. We are currently exploring alternative sources of financing that may be available to us.

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

ITEM 4: CONTROLS AND PROCEDURES

Our management has carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2011. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2011.

There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

Not applicable.

ITEM 1A: RISK FACTORS

There have been no material changes in the risk factors from those disclosed in Item 1A of our annual report on Form 10-K for the year ended June 30, 2011.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5: OTHER INFORMATION

Not applicable

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
Exhibit 101

The following financial information from TurboSonic Technologies, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Condensed Statements of (Loss) and Comprehensive (Loss) for the three months ended December 31, 2011 and 2010, (ii) Consolidated Condensed Balance Sheets at December 31, 2011 and June 30, 2011, (iii) Consolidated Condensed Statements of Cash Flows for the three months and six months ended December 31, 2011 and 2010, (iv) Notes to Consolidated Condensed Financial Statements

(1)	Filed on November 10, 2011 as an exhibit to Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-177647) and incorporated herein by reference;

(2)	Filed on October 31, 2011 as an exhibit to our Current Report on Form 8-K dated October 28, 2011 and incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 14, 2012

TURBOSONIC TECHNOLOGIES, INC.

By: /s/ Carl A. Young
Carl A. Young
Chief Financial Officer