Form 10-Q
period 2012-03-31
TURBOSONIC TECHNOLOGIES INC
filed 2012-05-15
CIK 900393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

________________

FORM 10-Q

________________

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

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

[_] Yes      [X] No

As of May 11, 2012, there were 18,554,112 shares of common stock outstanding.

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2012
TABLE OF CONTENTS

All dollar amounts set forth in this report are in United States dollars, except where otherwise indicated.

Forward-Looking Statements

Forward-looking statements in this report, including without limitation, statements relating to our plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that such forward-looking statements involve risks and uncertainties, such as: our dependence on environmental regulation to drive sales; the concentration of our revenues among a small group of customers who may vary from year to year; our ability to secure additional financing; and economic downturns and other factors that may negatively affect our customers’ demands for our products. These risks and uncertainties could cause actual results to differ materially from historical results or those we anticipate. In evaluating these statements, you should specifically consider the risks discussed in this report, our Annual Report on Form 10-K for the fiscal year ended June 30, 2011 and other reports or documents that we have filed from time to time with the SEC. Our statements are based upon information known to us as of the date this report is filed with the SEC, and we assume no obligation to update or alter our forward-looking statements within this report, whether as a result of new information, future events or otherwise, except when required by applicable federal securities laws.

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	Form 10-Q

PART I: FINANCIAL INFORMATION ITEM 1

CONSOLIDATED CONDENSED STATEMENTS OF (LOSS)
AND COMPREHENSIVE (LOSS) (UNAUDITED)

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011
	$	$	$	$
CONTRACT REVENUE AND SALES
OEM systems revenue	2,018,728	3,199,741	8,771,738	5,721,206
Aftermarket revenue	1,109,110	832,206	2,606,744	2,575,510
	3,127,838	4,031,947	11,378,482	8,296,716

CONTRACT COSTS AND COST OF SALES
OEM systems contract costs and costs of sales	1,551,568	2,398,853	7,422,831	4,738,965
Aftermarket contract costs and costs of sales	701,815	485,064	1,593,338	1,642,452
	2,253,383	2,883,917	9,016,169	6,381,417
Gross profit	874,455	1,148,030	2,362,313	1,915,299

EXPENSES
Selling, general and administrative	1,205,413	1,164,587	3,697,024	3,613,041
Research and development	6,596	36,119	60,628	62,481
Depreciation and amortization	16,782	43,995	50,418	126,311
	1,228,791	1,244,701	3,808,070	3,801,833

(Loss) from operations	(354,336)	(96,671)	(1,445,757)	(1,886,534)
Interest (expense)	(545)	(1,656)	(4,374)	(2,367)
(Loss) before income taxes	(354,881)	(98,327)	(1,450,131)	(1,888,901)
(Recovery of) provision for income taxes [Note 4]	(28,179)	(63,228)	764,533	(475,651)
Net (loss)	(326,702)	(35,099)	(2,214,664)	(1,413,250)

Other comprehensive income (loss):
Foreign currency translation adjustment	50,059	36,868	(81,636)	240,304
Comprehensive (loss) income	(276,643)	1,769	(2,296,300)	(1,172,946)

Weighted average number of shares	18,554,112	18,554,112	18,554,112	16,533,873
Diluted weighted average number of shares [Note 6]	18,554,112	18,554,112	18,554,112	16,533,873

Basic (loss) per share [Note 6]	(0.02)	(0.00)	(0.12)	(0.09)
Diluted (loss) per share [Note 6]	(0.02)	(0.00)	(0.12)	(0.09)

See accompanying notes

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	Form 10-Q

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

		March 31, 2012	June 30, 2011
		$	$
ASSETS
Current assets:
Cash and cash equivalents		1,331,230	1,674,204
Accounts receivable, net of allowance for doubtful accounts of nil and $1,708		2,617,699	2,755,570
Retentions receivable		941,379	244,974
Deferred contract costs and unbilled revenue [Note 3]		209,651	1,492,747
Inventories		133,176	96,625
Income taxes receivable		12,542	24,538
Other current assets		4,800	87,575
Total current assets		5,250,477	6,376,233

Property and equipment, less accumulated depreciation and amortization		68,320	123,262
Goodwill		398,897	398,897
Deferred income taxes [Note 4]		309,255	1,070,592
Other assets		13,811	13,915
		790,283	1,606,666
Total assets		6,040,760	7,982,899

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable		1,044,095	1,249,391
Accrued compensation		605,334	444,374
Accrued charges		365,628	295,199
Accrued warranty provision [Note 2]		57,992	60,000
Unearned revenue and contract advances [Note 3]		1,449,124	1,152,869
Total current liabilities		3,522,173	3,201,833
Commitments and contingencies [Note 8]
Stockholders’ equity
Authorized share capital
30,000,000	common shares, par value $0.10 per share
1,500	preferred shares, no par value
Issued share capital
18,435,773	common shares [18,435,773 at June 30, 2011]	2,900,434	2,900,434
118,339	common shares reserved for the conversion of the subsidiary’s Class B exchangeable shares [118,339 at June 30, 2011]
Additional paid – in capital [Note 5]		4,241,779	4,207,958
		7,142,213	7,108,392
Accumulated other comprehensive income		914,371	996,007
Accumulated deficit		(5,537,997)	(3,323,333)

Total stockholders’ equity		2,518,587	4,781,066

Total liabilities and stockholders’ equity		6,040,760	7,982,899

See accompanying notes

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	Form 10-Q

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine	For the Nine
	Months Ended	Months Ended
	March 31, 2012	March 31, 2011
	$	$

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	(2,214,664)	(1,413,250)
Add charges to operations not requiring a current cash payment:
Stock-based compensation	33,822	29,329
Depreciation and amortization	50,418	126,311
Deferred income tax [Note 4]	751,012	(476,271)
Changes in non-cash assets and liabilities related to operations:
Decrease in accounts receivable	29,931	528,813
(Increase) decrease in retentions receivable	(712,731)	342,341
(Increase) in inventories	(39,618)	(30,839)
Decrease (increase) in deferred contract costs and unbilled revenue	1,211,213	(881,766)
Decrease in income taxes receivable	9,953	116,414
Decrease (increase) in other current assets	80,843	(16,183)
(Decrease) increase in accounts payable	(155,261)	513,905
Increase in accrued compensation	188,550	135,038
(Decrease) in accrued warranty provision	(940)	--
Increase (decrease) in accrued charges	76,212	(39,813)
Increase in unearned revenue and contract advances	317,450	484,769

Cash (applied to) operating activities	(373,810)	(581,202)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	--	(34,135)
Cash (applied to) investing activities	--	(34,135)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of obligations under long-term debt and capital lease obligations	--	(61,766)
Net proceeds from issuance of common shares under 2010 rights offering [Note 5]	--	853,086
Cash provided by financing activities	--	791,320

Effect of exchange rate changes on cash and cash equivalents	30,836	141,787

Cash (applied) provided during the period	(342,974)	317,770
Cash and cash equivalents – beginning of period	1,674,204	2,036,529
Cash and cash equivalents – end of period	1,331,230	2,354,299

Supplemental cash flow information:
Interest paid	(4,907)	(5,395)
Interest received	533	3,028
Income taxes paid	3,140	620

See accompanying notes

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	Form 10-Q

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

The unaudited interim consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the information and footnotes required in the audited consolidated financial statements. The unaudited interim consolidated condensed financial statements reflect all adjustments which are, in the opinion of management, necessary to report a fair statement of the results for the interim periods presented. Operating results for the three and nine month periods ended March 31, 2012 are not necessarily indicative of the results that may be expected for the full year ending June 30, 2012. These unaudited interim consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2011.

These unaudited interim consolidated condensed financial statements have been prepared on a going concern basis, which presumes that assets will be realized and liabilities discharged in the normal course of business over the foreseeable future. We have incurred significant losses during the current fiscal period and previous two fiscal years, which have reduced our cash and stockholders’ equity. These conditions raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on achieving a profitable level of operations, and our ability to secure additional sources of financing. We are actively pursuing additional financing, although there can be no certainty with respect to the timing and receipt of such financing.

These unaudited interim consolidated condensed financial statements do not include any of the adjustments to the amounts or classification of assets and liabilities that may be required should we be unable to continue as a going concern.

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

Changes in Accounting Policies:

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity and requires the presentation of the statement of income and other comprehensive income consecutively. ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011 and early adoption is permitted. In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income” (“ASU 2011-12”). ASU 2011-12 defers changes in ASU 2011-05 that relate to the presentation of reclassification adjustments. The effective dates of ASU 2011-12 are consistent with the effective dates of ASU 2011-05, which is effective for fiscal years and interim periods beginning after December 15, 2011 and early adoption is permitted. We adopted standards ASU 2011-05 and ASU 2011-12 on July 1, 2011 and they have not had a material impact on our results of operations or disclosures.

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and IFRSs” (“ASU 2011-04”). ASU 2011-04 amends the wording used to describe many of the requirements in US GAAP for measuring fair value and for disclosing information about fair value measures. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011, which is our interim period beginning January 1, 2012. We adopted this standard on January 1, 2012 and it has not had a material impact on our results of operations or disclosures.

In January 2010, the FASB issued ASU 2010-06 Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 amends ASC Topic 820 to add new requirements for disclosures about transfers into and out of Level 1 and 2 and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements. The ASU also

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	Form 10-Q

NOTE 1: GENERAL CONT’D

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

For the Nine
Months Ended
March 31, 2012
$

Opening balance	60,000
Payments made during the period	(51,922)
Warranty provision made during the period	50,961
Foreign exchange adjustments	(1,047)
Closing balance	57,992

NOTE 3: COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

	March 31, 2012	June 30, 2011
	$	$

Costs incurred on uncompleted contracts	20,651,424	23,205,796
Estimated earnings	6,939,125	8,961,009
	27,590,549	32,166,805
Less: Billings to date	(28,830,022)	(31,826,927)
	(1,239,473)	339,878

Included in accompanying consolidated condensed balance sheets under the following captions:

Deferred contract costs and unbilled revenue	209,651	1,492,747
Unearned revenue and contract advances	(1,449,124)	(1,152,869)
	(1,239,473)	339,878

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	Form 10-Q

NOTE 4: INCOME TAXES

Details of the provision for (recovery of) income taxes are as follows:

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011
	$	$	$	$
Current:
- U.S.	140	120	3,140	620
- International subsidiaries	397	--	10,381	--
Total current taxes	537	120	13,521	620
Deferred:
- U.S	(92,045)	142,280	(500,146)	(273,507)
- U.S valuation allowance	92,045	--	1,250,146	--
- International subsidiaries	(28,716)	(205,628)	1,012	(202,764)
Total deferred taxes	(28,716)	(63,348)	751,012	(476,271)
Income tax (recovery) provision	(28,179)	(63,228)	764,533	(475,651)

The cumulative tax loss carryforward for the U.S. is $1,972,980 at March 31, 2012. After two consecutive years of substantial losses and continuing uncertainty surrounding the U.S. and global economies, we reassessed the valuation of deferred tax assets during the fourth quarter of fiscal 2011 and recorded a valuation reserve totaling $722,834. Due to our recent history of losses in the U.S., lower than expected order activity year to date, and continuing uncertainty surrounding the U.S. & global economies, an additional valuation allowance was recognized during the quarter ended December 31, 2011 for $1,158,101 bringing the net deferred tax asset to zero. An additional valuation allowance of $92,045 was recorded during the quarter ended March 31, 2012 to offset the losses recognized for the quarter ended March 31, 2012.

Details of the deferred tax asset are as follows:

	For the Nine Months Ended March 31, 2012
		U.S. Valuation
	U.S.	Allowance	International	Total
	$	$	$	$

Opening balance, July 1, 2011	1,472,834	(722,834)	320,592	1,070,592
Deferred tax asset increase	500,146	--	1,012	501,158
Increase in U.S. valuation allowance	--	(1,250,146)	--	(1,250,146)
Foreign exchange adjustments	--	--	(12,349)	(12,349)
Closing balance, March 31, 2012	1,972,980	(1,972,980)	309,255	309,255

This adjustment, by means of an increase to our valuation allowance, does not reduce the total U.S. tax loss carryforward of $1,972,980 available to offset future taxes.

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

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	Form 10-Q

NOTE 5: SHARE CAPITAL CONT’D

Stock-based compensation expenses of $4,533 for the three months ended March 31, 2012 and $33,822 for the nine months ended March 31, 2012 [$3,502 for the three months ended March 31, 2011 and $29,329 for the nine months ended March 31, 2011] are included as selling, general and administrative expenses in our financial statements.

A summary of the significant assumptions used in calculating the fair value of our stock option grants is as follows:

	Fiscal 2012 Grants		Fiscal 2011 Grants
	Independent	Executive	Independent	Executive
	Directors	Officers	Directors	Officers
	Dec 8, 2011	Dec 8, 2011	Dec 9, 2010	Dec 9, 2010
Expected dividends	0.00%	0.00%	0.00%	0.00%
Expected volatility	132.40%	115.79%	94.63%	111.04%
Risk-free interest rate	0.39%	0.91%	1.35%	1.35%
Expected term (years)	4.00	6.00	4.00	6.00
Forfeiture rate	0.00%	0.00%	0.00%	0.00%
Stock price on date of grant	$0.27	$0.27	$0.31	$0.31
Number of stock options granted	100,000	75,000	100,000	75,000
Fair value per option on date of grant	$0.22	$0.23	$0.21	$0.26

The following table summarizes activity of stock options granted under our 2003 and 2008 Stock Plans for the nine months ended March 31, 2012:

		Weighted	Weighted	Remaining	Aggregate
	Stock	Average	Average Grant	Contractual	Intrinsic
	Options	Exercise Price	Date Fair Value	Life (In Years)	Value
Stock options outstanding at June 30, 2011	835,000	$0.7139	$0.4792	4.5	$29,750
Stock options expired	(255,000)	$1.1196	$0.7114
Stock options granted	175,000	$0.2700	$0.2243
Stock options exercised	0	$0.0000	$0.0000
Stock options outstanding at March 31, 2012	755,000	$0.4740	$0.3417	5.9	$8,400
Stock options exerciseable at March 31, 2012	540,000	$0.4870	$0.3330	5.6	$5,400

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value or the aggregate difference between the closing price of our common stock on March 31, 2012 of $0.31 and the exercise price for in-the-money options that would have been received by option holders if all options had been exercised on March 31, 2012.

NOTE 6: EARNINGS PER SHARE

The following table sets forth the computation of (loss) per share. The effect of dilutive securities is included only when dilutive.

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011
Numerator
Net (loss)	$(326,702)	$(35,099)	$(2,214,664)	$(1,413,250)
Denominator
Denominator for earnings per share - weighted average shares outstanding	18,554,112	18,554,112	18,554,112	16,533,873
Denominator for diluted earnings per share - adjusted weighted average shares and assumed conversions	18,554,112	18,554,112	18,554,112	16,533,873
Basic (loss) per share	$(0.02)	$(0.00)	$(0.12)	$(0.09)
Diluted (loss) per share	$(0.02)	$(0.00)	$(0.12)	$(0.09)

For the three and nine month periods ended March 31, 2012 and 2011, we incurred net losses; therefore, the diluted loss per common share excludes the effects of all options outstanding, since their inclusion would be anti-dilutive.

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	Form 10-Q

NOTE 7: SEGMENT INFORMATION

	March 31, 2012	June 30, 2011
	$	$
- OEM systems	3,574,323	5,000,234
- Aftermarket	1,135,207	1,308,461
- Other[1]	1,331,230	1,674,204
Total	6,040,760	7,982,899

1 – Cash and cash equivalents are not allocated between business segments.

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011
	$	$	$	$

(Loss) earnings before income taxes:
- OEM systems	(560,801)	(249,166)	(1,837,075)	(2,206,248)
- Aftermarket	205,920	150,839	386,944	317,347
Total	(354,881)	(98,327)	(1,450,131)	(1,888,901)

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

At March 31, 2012, we had standby letters of credit for approximately $0.8 million ($1.4 million at June 30, 2011) in place with various customers in order to receive cash proceeds ahead of delivery or end-of-warranty milestones. EDC has provided guarantees for these letters of credit to HSBC Bank Canada and another Canadian bank with whom we had an agreement for previously issued letters of credit.

On October 28, 2011, we entered into an Investment Agreement with Dutchess Opportunity Fund, II, LP for the sale, from time to time, at our discretion, of up to $3.0 million of our common stock during a three-year period at a price equal to 95% of the recent average market price at the time of sale, provided that in no event shall such price be lower than $0.33 per share. At March 31, 2012, our shares were trading at $0.31 per share and accordingly, this financing was not accessible. The extent to which we will need to access any portion or all of the proceeds available under the Investment Agreement will depend in substantial part upon the availability and adequacy of our cash flows from operations so as to enable us to address timing differences that may arise from time to time in our need to pay vendors and suppliers in advance of our receipt of contractual progress payments from our customers. As a registration statement registering such common stock was declared effective by the SEC, we are now able, at our discretion, to sell common stock to Dutchess pursuant to the terms and conditions of the Investment Agreement. As of March 31, 2012, no common stock had been sold to Dutchess under this arrangement.

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	Form 10-Q

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

Q3 Operating Results

Revenue decreased by 22% to $3.1 million in the three months ended March 31, 2012 over the same period ended March 31, 2011. A loss before income taxes of $354,881 was recorded for the three months ended March 31, 2012 compared to a loss before income taxes of $98,327 in the same period ended March 31, 2011. Our third quarter of fiscal year 2012 began with a backlog of $11.4 million ($8.2 million in 2011), with $2.2 million in order bookings in the third quarter of fiscal 2012 ($4.7 million in the third quarter of fiscal 2011). Our backlog of orders at March 31, 2012 was $10.4 million ($8.9 million at March 31, 2011).

Future realization of deferred tax assets ultimately depends on the existence of sufficient taxable income of the appropriate character (for example, ordinary income or capital gain) within the carryback or carryforward periods available under the tax law. After two consecutive years of substantial losses and continuing uncertainty surrounding the U.S. and global economies, we reassessed the valuation of deferred tax assets during the fourth quarter of fiscal 2011 and recorded a valuation reserve totaling $722,834, and capped the deferred tax amount for the US at $750,000. Due to our recent history of losses in the US, lower than expected order activity year to date, and continuing uncertainty surrounding the US & global economies, a valuation allowance was recognized during the quarter ended December 31, 2011 for the remaining $1,158,101 of deferred tax assets. An additional US tax recovery and offsetting valuation allowance of $92,045 was established for the quarter ended March 31, 2012. The cumulative tax loss carryforward for the US is $1,972,980 at March 31, 2012, of which none is recognized as a deferred tax asset.

International deferred tax amounts ($309,255 at March 31, 2012) are more likely than not recoverable and no valuation adjustment has been recorded.

The consolidated operating result for the nine months ended March 31, 2012 is a tax provision of $764,533 compared to a recovery of taxes for the comparable period in fiscal 2011 of $475,651 (see note 4 to the Unaudited Interim Consolidated Condensed Financial Statements).

Markets

Orders of $2.2 million in the third quarter of fiscal 2012 and a total of $9.7 million for the first three quarters of fiscal 2012 have contributed to our backlog of $10.4 million at March 31, 2012, despite continuing economic challenges. With our focus on cost control, new product introductions and target markets, we expect a stronger fourth quarter in both orders and revenue recognition, contributing to improved operating results.

Environmental Regulation

Government initiatives taken to mitigate effects of air pollution are the primary driver for the traditional air pollution control technology market. Several new rules that are expected to be issued by the U.S. Environmental Protection Agency (EPA) could have significant impact on emissions from the power and manufacturing sectors, among others.

Mercury and Air Toxics Standards (MATS, also known as Utility MACT), is expected to impose further control requirements on mercury, metallic toxins, acid gases and particulate matter from coal and oil-fired power plants. MATS would allow facilities three years to come into compliance. If and when fully implemented, these MATS rules are expected to impact the need for further air control technologies from the power sector.

In addition, EPA is working on other rules that could impact emissions from power plants and manufacturing for toxic emissions from industrial, commercial and institutional boilers. Boiler MACT rules are currently due to become law May 2012. EPA also announced it would propose new fine particulate matter standards in 2013.

While we believe that these and other recently issued and anticipated regulations will affect industries in our markets, it is possible that further actions by the EPA, legal challenges or legislative developments could potentially modify the stringency of their provisions or delay their effective dates. It is because of these potential delays that we are continuing to pursue the development of current and new technologies, which do not depend on new regulation and can augment our suite of environmental technologies.

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

With the third Catalytic Gas Treatment (“CGT™”) installation in the U.S. having been successfully completed, a new alternative to thermal oxidation is now available to our client base. CGT™ technology controls emissions of regulated volatile organic compounds such as formaldehyde and methanol from process gas streams and has been demonstrated to reduce regulated emissions of aldehydes and alcohols by over 95%. Plans are currently in progress to expand the CGT product beyond the wood products industry.

Three Months ended March 31, 2012 Compared with Three Months ended March 31, 2011

3 MONTH COMPARATIVE INCOME STATEMENTS AT MARCH 31, 2012 AND 2011

	Fiscal 2012	% to		Fiscal 2011	% to		Increase (Decrease)
		Total			Total
	$	Revenue		$	Revenue		$	%
Contract revenue & sales
OEM Systems	2,018,728	65%		3,199,741	79%		(1,181,013)	(37%	)
Aftermarket parts & retrofits	1,109,110	35%		832,206	21%		276,904	33%
	3,127,838	100%		4,031,947	100%		(904,109)	(22%	)
Contract costs & cost of sales
OEM Systems	1,551,568	50%		2,398,853	59%		(847,285)	(35%	)
Aftermarket parts & retrofits	701,815	22%		485,064	12%		216,751	45%
	2,253,383	72%		2,883,917	71%		(630,534)	(22%	)
Gross profit
OEM Systems	467,160	15%		800,888	20%		(333,728)	(42%	)
Aftermarket parts & retrofits	407,295	13%		347,142	9%		60,153	17%
	874,455	28%		1,148,030	29%		(273,575)	(24%	)
Gross profit %
OEM Systems	23%			25%
Aftermarket parts & retrofits	37%			42%
Expenses
Selling, general & administrative	1,205,413	39%		1,164,587	29%		40,826	4%
Research & development costs	6,596	0%		36,119	1%		(29,523)	(82%	)
Depreciation	16,782	0%		43,995	1%		(27,213)	(62%	)
	1,228,791	39%		1,244,701	31%		(15,910)	(1%	)
(Loss) from operations	(354,336)	(11%	)	(96,671)	(2%	)	(257,665)	267%
Other (expense)
Interest, net	(545)	0%		(1,656)	0%		1,111	(67%	)

(Loss) before income taxes	(354,881)	(11%	)	(98,327)	(2%	)	(256,554)	261%
(Recovery of) income taxes	(28,179)	(1%	)	(63,228)	(1%	)	35,049	(55%	)
Net (loss)	(326,702)	(10%	)	(35,099)	(1%	)	(291,603)	831%
Foreign currency translation adjustment	50,059	1%		36,868	1%		13,191	36%
Comprehensive (loss) income	(276,643)	(9%	)	1,769	(0%	)	(278,412)	(15,738%	)

The opening backlog of OEM orders for the third quarter of fiscal year 2012 was $11.0 million ($7.8 million for the third quarter of fiscal year 2011) and OEM orders received in the third quarter were $0.8 million ($3.9 million in the same period in the prior year). Revenue recognition for these orders is determined on the percentage of completion method, with completion typically ranging over a production period of 6 to 12 months depending on the scope and terms of the individual contracts.

OEM systems revenue for the three month period ended March 31, 2012 decreased 37% over the comparable period ended March 31, 2011 as the result of wet scrubber and DeNOx system projects not repeated from the same period in fiscal 2011. The balance of OEM backlog at March 31, 2012 was $9.6 million ($8.5 million at March 31, 2011), which will contribute to revenues over the next several quarters.

The cost of sales for OEM systems decreased 35% for the three month period ended March 31, 2012 over the comparable period in the prior year, which reflects the decreased revenue volume in the third quarter of fiscal 2012.

As a result, gross profit on OEM systems in the third quarter of fiscal 2012 was 23% and in the same comparable period in fiscal 2011 was 25%. OEM systems contributed a gross profit of $467,160 (15% of total revenue) in the third quarter of fiscal 2012 compared to a gross profit of $800,888 (20% of total revenue) for the same period in fiscal 2011.

The opening backlog of Aftermarket orders for the third quarter of fiscal 2012 was $0.4 million ($0.4 million for fiscal 2011) and Aftermarket orders received in the quarter were $1.4 million ($0.8 million in the same period in the prior year). Revenue recognition for these orders is determined on a billing basis, which approximates actual performance and usually occurs in the first or second month following the order.

Aftermarket revenues increased 33% for the three-month period ended March 31, 2012 over the same period in the prior fiscal year primarily because of increased evaporative cooling and semi-dry scrubber parts orders in the current quarter over the same period in fiscal 2011. The balance of Aftermarket backlog at March 31, 2012 is $0.8 million ($0.4 million at March 31, 2011) which will contribute to revenues in the next three months.

The cost of sales for Aftermarket products increased 45% for the three-month period ended March 31, 2012 over the same period in fiscal 2011. Gross profit on Aftermarket products increased 17% between the comparable periods in fiscal 2012 and 2011, which reflects a higher revenue volume and lower gross profit (37%) earned in the quarter ended March 31, 2012 over gross profit (42%) earned in the quarter ended March 31, 2011. The decreased gross profit is the result of increased costs on certain spare parts items in the current fiscal year.

Selling, general and administrative expenses increased $40,826 (4%) for the three-month period ended March 31, 2012 over the same period in the prior year. This increase was the result of the addition of a new employee ($16,000), increased travel expenses ($12,000) and additional patent fees ($13,000) in fiscal 2012. As a percentage of total revenue, selling, general and administrative expenses were 39% for the three-month period ended March 31, 2012 compared to 29% of total revenue in the comparable period in fiscal 2011. Research and development costs decreased $29,523 (82%) for the three-month period ended March 31, 2012 compared to the same period in fiscal 2011, due to completion of activity on certain projects. Depreciation of $16,782 was recorded in the three months ended March 31, 2012 compared to $43,995 for the same period in the prior year . This decrease is the result of the full depreciation of certain office-related equipment in fiscal 2011; thereby reducing depreciation expense in the current fiscal quarter.

Loss before income taxes of $354,881 for the three-month period ended March 31, 2012 was higher than the loss of $98,327 in the comparable period in the prior fiscal year. The increased loss reflects lower revenue and gross profit in OEM systems for the third quarter of fiscal 2012 compared to those recorded in the third quarter of fiscal 2011.

Operating results for the third quarter of fiscal 2012 include a net recovery of income taxes of $28,319 for international subsidiaries and a net provision for income taxes of $140 for the U.S. company compared to a net recovery of income taxes of $63,228 for the comparable period in fiscal 2011(combined international subsidiaries and the US company). This includes a tax provision for U.S. company operations in fiscal 2012 consisting of a recovery of income taxes of $92,045 offset by a deferred tax valuation allowance of $92,045 for the quarter. Our decision to record this deferred tax valuation allowance was based on two years of continued losses and a third year of projected losses to fully offset the U.S. deferred tax asset. This follows our decision in December 2011 to fully offset U.S. tax losses with a valuation allowance, until such point that we return to profitability in the U.S. company.

The foreign currency translation adjustment reflects the exchange values for our Canadian dollar and Euro accounts converted to US dollars. The statement of comprehensive income reflects an increase in the carrying value of these accounts of $50,059 during the third quarter of fiscal 2012.

Nine Months ended March 31, 2012 Compared with Nine Months ended March 31, 2011

9 MONTH COMPARATIVE INCOME STATEMENTS AT MARCH 31, 2012 AND 2011

	Fiscal 2012	% to		Fiscal 2011	% to		Increase (Decrease)
		Total			Total
	$	Revenue		$	Revenue		$	%
Contract revenue & sales
OEM Systems	8,771,738	77%		5,721,206	69%		3,050,532	53%
Aftermarket parts & retrofits	2,606,744	23%		2,575,510	31%		31,234	1%
	11,378,482	100%		8,296,716	100%		3,081,766	37%
Contract costs & cost of sales
OEM Systems	7,422,831	65%		4,738,965	57%		2,683,866	57%
Aftermarket parts & retrofits	1,593,338	14%		1,642,452	20%		(49,114)	(3%	)
	9,016,169	79%		6,381,417	77%		2,634,752	41%
Gross profit
OEM Systems	1,348,907	12%		982,241	12%		366,666	37%
Aftermarket parts & retrofits	1,013,406	9%		933,058	11%		80,348	9%
	2,362,313	21%		1,915,299	23%		447,014	23%
Gross profit %
OEM Systems	15%			17%
Aftermarket parts & retrofits	39%			36%
Expenses
Selling, general & administrative	3,697,024	32%		3,613,041	43%		83,983	2%
Research & development costs	60,628	1%		62,481	1%		(1,853)	(3%	)
Depreciation	50,418	0%		126,311	2%		(75,893)	(60%	)
	3,808,070	33%		3,801,833	46%		6,237	--%
(Loss) from operations	(1,445,757)	(13%	)	(1,886,534)	(23%	)	440,777	(23%	)
Other (expense)
Interest, net	(4,374)	0%		(2,367)	0%		(2,007)	84%

(Loss) before income taxes	(1,450,131)	(13%	)	(1,888,901)	(23%	)	438,770	(23%	)
Provision for (recovery of) income taxes	764,533	6%		(475,651)	(6%	)	1,240,184	(261%	)
Net (loss)	(2,214,664)	(19%	)	(1,413,250)	(17%	)	(801,414)	57%
Foreign currency translation adjustment	(81,636)	(1%	)	240,304	3%		(321,940)	(134%	)
Comprehensive (loss)	(2,296,300)	(20%	)	(1,172,946)	(14%	)	(1,123,354)	96%

The opening backlog of OEM orders for fiscal year 2012 was $11.7 million ($2.4 million for fiscal year 2011) and OEM orders received in the first nine months of fiscal 2012 were $6.7 million ($11.9 million in the same period in the prior year). Revenue recognition for these orders is determined on the percentage of completion method, with completion typically ranging over a production period of 6 to 12 months depending on the scope and terms of the individual contracts.

OEM systems revenue for the nine month period ended March 31, 2012 increased 53% over the comparable period ended March 31, 2011 primarily as the result of progress on two large turnkey projects and a number of smaller supply-only projects. The balance of OEM backlog at March 31, 2012 was $9.6 million ($8.5 million at March 31, 2011) which will contribute to revenues over the next several quarters.

The cost of sales for OEM systems increased 57% for the nine month period ended March 31, 2012 over the comparable period in the prior year, which reflects the increased revenue volume in the first nine months of fiscal 2012.

As a result, gross profit on OEM systems in the first nine months of fiscal 2012 was 15% and in the comparable period in fiscal 2011 was 17%. OEM systems contributed a gross profit of $1,348,907 (12% of total revenue) in the first nine months of fiscal 2012 compared to a gross profit of $982,241 (12% of total revenue) for the same period in fiscal 2011.

The opening backlog of Aftermarket orders for the first nine months of fiscal 2012 was $0.3 million ($0.6 million for fiscal 2011) and Aftermarket orders received in the first nine months were $3.1 million ($2.4 million in the same period in the prior year). Revenue recognition for these orders is determined on a billing basis, which approximates actual performance and usually occurs in the first or second month following the order.

Aftermarket revenues increased 1% for the nine month period ended March 31, 2012 over the same period in the prior fiscal year primarily because of increased evaporative gas cooling and semi-dry scrubber parts orders in fiscal 2012. The balance of Aftermarket backlog at March 31, 2012 is $0.8 million ($0.4 million at March 31, 2011) which will contribute to revenues in the next three months.

The cost of sales for Aftermarket products decreased 3% for the nine month period ended March 31, 2012 over the same period in fiscal 2011. Gross profit on Aftermarket products increased 9% between the comparable periods in fiscal 2012 and 2011, which reflects a higher revenue volume and higher gross profit (39%) earned in the nine month period ended March 31, 2012 over gross profit (36%) earned in the nine months ended March 31, 2011. The increased gross profit is the result of increased prices and decreased costs on certain spare parts items.

Selling, general and administrative expenses increased $83,983 (2%) for the nine month period ended March 31, 2012 over the same period in the prior year. This increase was the result of the addition of a new employee ($44,000), professional expenses relating to the S-1 filing for the Dutchess Investment Agreement ($22,000) and additional patent fees ($28,000), partially offset by reduced directors fees ($10,000), in fiscal 2012,. As a percentage of total revenue, selling, general and administrative expenses were 32% for the nine month period ended March 31, 2012 compared to 43% of total revenue in the comparable period in fiscal 2011. Research and development costs decreased $1,853 (3%) for the nine month period ended March 31, 2012 compared to the same period in fiscal 2011, due to completion of activity on certain projects. Depreciation of $50,418 was recorded for the nine month period ended March 31, 2012 compared to $126,311 for the same period in the prior year. This decrease is the result of the full depreciation of certain office-related equipment in fiscal 2011; thereby reducing depreciation expense in the current fiscal year.

Loss before income taxes of $1,450,131 for the nine month period ended March 31, 2012 was significantly lower than the loss of $1,888,901 in the comparable period in the prior fiscal year. The reduced loss reflects higher revenue and gross profit in OEM systems for the first nine months of fiscal 2012 compared to those recorded in the first nine months of fiscal 2011. Operating results for the first nine months of fiscal 2012 include a provision for income taxes for $11,393 for international subsidiaries and a net provision of $753,140 for the US company compared to a net recovery of income taxes of $475,651 for the comparable period in fiscal 2011(combined international subsidiaries and the US company). This results from a $750,000 tax provision for US company operations in fiscal 2012 consisting of a recovery of income taxes of $500,146 offset by a deferred tax valuation allowance of $1,250,146 for the current nine month period. Our decision to record this deferred tax valuation allowance to fully offset the US deferred tax asset was based on two years of continued losses and a third year of projected losses.

The foreign currency translation adjustment reflects the exchange values for our Canadian dollar and Euro accounts converted to US dollars. The statement of comprehensive income reflects a decrease in the carrying value of these accounts of $81,636 during the first nine months of fiscal 2012.

Liquidity and Capital Resources

	For the Nine Months Ended	For the Nine Months Ended
Cash Summary	March 31, 2012	March 31, 2011

Cash provided by (applied to):	$	$
Operations	(373,810)	(581,202)
Purchase of equipment	--	(34,135)
Repayment of capital leases and long-term debt	--	(61,766)
Effect of exchange rate changes on cash and cash equivalents	30,836	141,787
Net proceeds from issue of shares	--	853,086
Net cash (applied) provided during the period	(342,974)	317,770
Cash and cash equivalents - beginning of period	1,674,204	2,036,529
Cash and cash equivalents - end of period	1,331,230	2,354,299

Working Capital Summary	At March 31, 2012	At March 31, 2011
Current assets	5,250,477	6,334,165
Current liabilities	3,522,173	3,462,252
Net working capital	1,728,304	2,871,913
Current ratio	1.49	1.83

Summary of Contracts in Progress	At March 31, 2012	At March 31, 2011
Contract value completed and to be invoiced	209,651	1,423,824
Contract advances invoiced	(1,449,124)	(888,392)
Net contracts in progress	(1,239,473)	535,432

Contract Backlog	At March 31, 2012	At March 31, 2011
Contract value yet to be recognized as revenue	10,400,000	8,900,000

During the nine month period ended March 31, 2012, cash of $373,810 was applied to operations while, during the same nine months in fiscal 2011, cash of $581,202 was applied to operations. The net change in cash flows applied to operations was due primarily to the decreased deferred contract costs and unbilled revenue partially offset by increased retentions receivable in the current fiscal period.

Our working capital position decreased to $1.7 million at March 31, 2012 from $2.9 million at March 31, 2011, with the current ratio decreasing from 1.83:1 as at March 31, 2011 to 1.49:1 at March 31, 2012.

Our contract payment terms provide for periodic progress payments by our customers based on our attainment of agreed milestones to the point of delivery. A final holdback amount is often dependent on commissioning, specified performance criteria or a fixed time of operations. At any point in time, the contracts in process with costs that exceed invoicing may be greater than the contracts that have been invoiced in advance of performance. At March 31, 2012, the net position of contracts in progress was a liability of $1,239,473. At March 31, 2011 the net position of contracts in progress was an investment of $535,432.

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

At March 31, 2012, we had standby letters of credit for approximately $0.8 million ($1.4 million at June 30, 2011) in place with various customers in order to receive cash proceeds ahead of delivery or end-of-warranty milestones. EDC has provided guarantees for these letters of credit to HSBC Bank Canada and another Canadian bank with whom we had a prior agreement for previously issued letters of credit.

On October 28, 2011, we entered into an Investment Agreement with Dutchess Opportunity Fund, II, LP for the sale, from time to time, at our discretion, of up to $3.0 million of our common stock during a three-year period at a price equal to 95% of the recent average market price at the time of sale, provided that in no event shall such price be lower than $0.33 per share. The extent to which we will need to access any portion or all of the proceeds available under the Investment Agreement will depend in substantial part upon the availability and adequacy of our cash flows from operations so as to enable us to address timing differences that may arise from time to time in our need to pay vendors and suppliers in advance of our receipt of contractual progress payments from our customers. We refer you to our Current Report on Form 8-K, dated October 31, 2011, for further information regarding the Investment Agreement. As a registration statement registering such common stock was declared effective by the SEC, we are now able, at our discretion, to sell common stock to Dutchess pursuant to the terms and conditions of the Investment Agreement. At March 31, 2012, our shares were trading at $0.31 per share and thus, this financing was not accessible.

As was the case with our previous bank operating line of credit that was never utilized, the Dutchess Investment Agreement for an equity line of credit has been established to provide back-up capabilities should the timing of our contractual progress payments prove temporarily insufficient to enable us to pay our vendors and suppliers on agreed terms. As of March 31, 2012, no common stock had been sold to Dutchess under this agreement.

Our backlog as at March 31, 2012 was approximately $10.4 million, compared to the March 31, 2011 backlog of $8.9 million, with approximately 39% expected to convert to revenue by June 30, 2012. We can offer no assurances that backlog will be replicated, increased or converted at current value into revenues in the future.

Based on our cash position and working capital at March 31, 2012, our credit agreements with HSBC Bank Canada and Export Development Canada, our access to an equity line of credit with Dutchess (which was not accessible at March 31, 2012 as the market price of $0.31 was below the floor price of $0.33), and our backlog of orders and anticipated sales orders through fiscal 2012 and 2013, we have substantial doubt that we will have sufficient capital resources to support operations through the next twelve months. We are actively pursuing additional financing, although there can be no certainty with respect to the timing and receipt of such financing.

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

ITEM 4: CONTROLS AND PROCEDURES

Our management has carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2012. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2012.

There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Exhibit 101

The following financial information from TurboSonic Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Condensed Statements of (Loss) and Comprehensive (Loss) for the three months ended March 31, 2012 and 2011, (ii) Consolidated Condensed Balance Sheets at March 31, 2012 and June 30, 2011, (iii) Consolidated Condensed Statements of Cash Flows for the three months and nine months ended March 31, 2012 and 2011, (iv) Notes to Consolidated Condensed Financial Statements

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 15, 2012

TURBOSONIC TECHNOLOGIES, INC.

By: /s/ Carl A. Young
Carl A. Young
Chief Financial Officer