Form 10-K
period 2012-06-30
TURBOSONIC TECHNOLOGIES INC
filed 2012-10-15
CIK 900393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2012

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

Yes [ X ]  No [   ]

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

Yes [   ]  No  [ X ]

Aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant as of December 30, 2011: $4,215,267

The number of outstanding shares of the Registrant's common stock as of October 12, 2012: 18,554,112

DOCUMENTS INCORPORATED BY REFERENCE

None

All dollar amounts set forth in this report are in United States dollars except where otherwise indicated.

Forward-Looking Statements

Forward-looking statements in this report, including without limitation, statements relating to our plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that such forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from historical results or those we anticipate. See “Item 1A: Risk Factors” as well as other factors discussed in this report for a discussion of those risks and uncertainties. Our statements are based upon information known to us as of the date this report is filed with the SEC,, and we assume no obligation to update or alter our forward-looking statements within this report, whether as a result of new information, future events or otherwise, except when required by applicable federal securities laws.

PART I

ITEM 1: BUSINESS

a)	Business Development

TurboSonic Technologies, Inc. (OTCQB:TSTA), directly and through subsidiaries, designs and markets integrated air pollution control technologies to industrial customers worldwide. In 1997, Sonic Environmental Systems, Inc., a US public company, consolidated with Turbotak Technologies, Inc., a privately-held Canadian company to form TurboSonic Technologies, Inc. The founding companies were incorporated in the State of Delaware in April 1961 and in the Province of Ontario, Canada in 1976.

Our executive offices are located at 550 Parkside Drive, Suite A-14, Waterloo, Ontario, Canada N2L 5V4; our telephone number is (519) 885-5513. Our website is located at www.turbosonic.com. The information on our website is not part of this annual report.

Recent Developments

On October 10, 2012, we entered into an Agreement and Plan of Merger (which we refer to as the “merger agreement”) with MEGTEC Systems, Inc. and MTS WSP, Inc. (which we refer to as “Merger Sub”), an entity wholly-owned by MEGTEC. Pursuant to the merger agreement, Merger Sub would be merged with and into TurboSonic and we would continue as the surviving corporation. If the merger agreement is adopted by our stockholders and the merger is consummated, all of our outstanding shares of common stock (other than shares owned by stockholders perfecting dissenters’ rights under Delaware law) will be cancelled and converted automatically into the right to receive a cash payment equal to $0.21 per share.

Consummation of the merger is subject to certain conditions, including, among others, approval of the merger agreement by the holders of a majority of the outstanding shares of our common stock and the total number of dissenting shares shall not exceed 10% of the outstanding shares of our common stock. Our founder, executive officers and directors, who collectively own of record shares of common stock representing approximately 20.6% of the aggregate voting power entitled to vote on the merger agreement, have agreed with MEGTEC to vote their respective shares in favor of the adoption of the merger agreement.

Subject to the terms of the merger agreement, under certain circumstances, a break-up fee of $200,000 may be payable to MEGTEC in connection with the termination of the merger agreement. In addition, we have agreed to reimburse MEGTEC and Merger Sub for their expenses (but not in excess of $400,000) if the merger agreement is terminated by us because we pursue an alternative acquisition and under certain other circumstances.

In connection with the merger agreement, we also entered into a secured promissory note and related security agreements with MEGTEC. Under the terms of the secured promissory note, MEGTEC agreed to make available to us a credit facility of $1,000,000, which we may draw down in whole, but not in part, at any time prior to the maturity date of the note and which we may use for working capital or general corporate purposes. The note bears interest at 10% per annum commencing on the date of the drawdown and matures on the first anniversary of the drawdown. Under certain circumstances, the maturity date of the note may be accelerated. In that event, the outstanding principal amount of the note and accrued and unpaid interest would be applied, under certain circumstances, to payment of the initial license fee under an intellectual property license agreement entered into with MEGTEC at the same time as the secured promissory note.

Reference is made to “Other Information” in Item 9B of this report for further information regarding the merger agreement and the related documents.

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

The following table reflects the approximate percentages of our revenue derived from our principal customer categories during the fiscal years indicated:

	Year Ended June 30,
Customer Revenue by Industry	2012	2011
Cement and Mineral Processing	15%	17%
Ethanol and Biofuel Production	4%	4%
Glass	--%	2%
Metallurgical Processing	15%	16%
Petrochemical	13%	19%
Power Generation	6%	10%
Pulp and Paper	2%	1%
Waste Incineration, including MSW	5%	4%
Wood Products	38%	21%
Other	2%	6%
	100%	100%

U.S. and Canadian customers collectively accounted for approximately 85% and 49% of our sales during the fiscal years ended June 30, 2012 and 2011, respectively, with the complete distribution of revenue by geographic area shown below. Revenue derived from export sales is transacted in U.S. Dollars and Euro.

	Year Ended June 30,
Customer Revenue by Geographic Area	2012	2011
United States	81%	47%
Canada	4%	2%
Brazil	2%	19%
Other South and Central America	1%	4%
Greece	1%	11%
Italy	5%	11%
Other Europe	5%	5%
Asia	1%	--%
Other	--%	1%
	100%	100%

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

We perform all process engineering, including but not limited to, the determination of the size, geometry and structural characteristics of the particular system needed for gaseous, mist or particulate removal, and perform the detailed design of, and develop specifications for, all applicable structural, electrical, mechanical and chemical components of such system. We have sales, project management and field service personnel in remote offices to support local markets. We, historically, have not manufactured or fabricated our own products or systems. Rather, we subcontract the manufacturing of our components and use third party fabricators to complete our custom designed systems, which are then installed in the field by local contractors. Our project managers and quality assurance personnel supervise and manage all technical, physical and commercial aspects of our contracts to ensure we meet our contractual obligations and customers’ performance criteria.

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

	Year Ended June 30,
Customer Revenue by Primary Products and Systems	2012	2011
Catalytic Gas Treatment Systems	21%	6%
SoniCool™ Evaporative Gas Cooling and Conditioning Systems*	14%	14%
SonicKleen™ Wet Electrostatic Precipitation Systems (WESP)*	33%	16%
TurboNOx Systems*	2%	16%
TurboSorb Semi-dry Scrubber Systems*	17%	12%
Wet Scrubbers and Gas Absorbers*	8%	31%
Atomizing Nozzles, Service and Spare Parts	5%	5%
	100%	100%

(*) Includes Air Pollution Control system upgrades and spare parts.

Our principal products and systems are described below:

Catalytic Gas Treatment (CGT)™ Systems

Catalytic Gas Treatment (CGT)™ technology controls emissions of regulated Volatile Organic Compounds (VOCs) such as formaldehyde and methanol from process gas streams. CGT™ has been demonstrated to reduce regulated emissions of aldehydes and alcohols by over 95%. Treating a wide range of alcohols and aldehydes, CGT™ utilizes an environmentally friendly catalytic process to destroy VOCs without the production of harmful, combustion-related greenhouse gases and nitrogen oxides (NOx). Traditional thermal destruction technologies for VOC control consume expensive natural gas and generate CO2. CGT™ technology avoids CO2 creation, which is a much more desirable, cost-effective solution than thermal oxidation and avoids the need for carbon capture and sequestration. TurboSonic holds exclusive worldwide marketing rights for the patented CGT™ technology. This agreement expires in 2016, but automatically continues provided that we meet certain criteria, as provided for in the agreement. On a case-by-case basis, TurboSonic’s proprietary clean air technology may be integrated with the CGT™ technology for use by building products and other industries requiring VOC control.

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

SonicCharge™ CCM

We have developed a new carbon composite material, SonicCharge™ CCM, which has superior corrosion-resistance, has proven to be resistant to arc and spark erosion, and can withstand flue gas operating temperatures in the order of 350ºF on a sustained basis. TurboSonic has patents pending relating to this new material.

A tube bundle manufactured of SonicCharge™ CCM was installed in our WESP pilot unit, which has been operated on location at one of our industrial clients. Subsequent to this pilot testing an order was received for a full-scale WESP incorporating a tube bundle fabricated in SonicCharge™ CCM. This full-scale WESP has been in operation since the summer 2012.

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

Contractual Liabilities

Our standard contractual terms with respect to the sale of our products and systems disclaim any liability for consequential or indirect losses or damages stemming from any failure of our products or systems or any of their components. We customarily seek contractual indemnification from our subcontractors for any loss, damage or claim arising from the subcontractor’s failure of performance, negligence or malfeasance. It is possible, however, that a customer’s inability to comply with applicable pollution control laws or regulations stemming from the failure or non-performance of our products or systems may result in an attempt to subject us to liability for any fines imposed upon such customer by governmental regulatory authorities or for damages asserted to have been incurred by any third party adversely affected by such failure or non-performance.

Marketing and Sales

Our marketing efforts are technical in nature and currently involve our senior management and technical professionals, who may be supported by independent sales representatives. A significant portion of our sales are made through the recommendation of engineering firms who are often engaged in complete plant installations or upgrades. Our independent sales representatives assist us in identifying opportunities and serve as liaison between us and our customers during the sales process. We select sales representatives based upon industry reputation, prior sales performance, product knowledge and territorial coverage, among other criteria. Our contractual arrangements with 16 current independent sales representatives are territory and product specific, and the continuity of such arrangements is subject to performance criteria. None of these representatives has authority to execute contracts on our behalf.

Technical inquiries received from potential customers are referred to our sales and engineering personnel who jointly prepare either a budget for the customers’ future planning or a sales quotation. The period between initial customer contact and issuance of a purchase order varies widely, but is generally between 6 and 24 months.

We seek to obtain repeat business from our customers, although we do not depend upon any single customer to maintain our level of activity from year to year; however, one or more different customers may be expected to account for greater than 10% of our revenue in any consecutive twelve month period.

	Year Ended June 30,
Significant Customer Revenue	2012	2011

Top 3 customers for the year	44%	30%

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

	Year Ended June 30,
Backlog	2012	2011

Backlog, balance at	$7,000,000[1]	$8,300,000[1]
[1] adjusted backlog after taking into account a $3.7 million order cancellation in late fiscal 2012.

Product Research & Development

We have an ongoing program for the research, development and commercialization, as well as licensing of new industrial processing and air pollution control products, systems and technologies, and the enhancement of existing products and systems. We believe that these investments will contribute significantly to our future growth.

	Year Ended June 30,
Product Research & Development	2012	2010

Expenditures for research and development	$63,970	$182,007

Proprietary Protection

We rely on a combination of patents, trade and service marks, trade secrets and know-how to protect our proprietary technology and rights. We own 16 unique patents and patents pending in domestic and multiple international jurisdictions relating to a variety of air pollution control applications. One patent will expire in fiscal 2013; however, we do not expect that its expiration will have a negative impact on our future revenue. One patent each is scheduled to expire in fiscal 2017 and 2018.

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

Government Regulation

Stringent environmental laws and regulations have been enacted or are pending in the United States and other nations in response to public concern about the environment. The need to comply with these laws creates demand for our products. In the United States, federal, state and local regulations, which implement the Clean Air Act and related state laws, and the level of enforcement of these laws and regulations largely determine the level of expenditures that customers will make to limit emissions from their facilities to comply with these rules.

The market for our air pollution control products and systems is directly dependent upon the existence and effective enforcement of laws and regulations that limit the release of pollutants into the atmosphere and impose substantial penalties for non-compliance. Governments can change, modify or amend environmental regulations at any time through an administrative process, which could have positive or negative effects upon our future revenues and prospects of profitability depending on the nature of the regulatory action.

The U.S. Environmental Protection Agency (“EPA”) is currently seeking to tighten certain emission standards, thereby forcing a number of industries to adopt technologies, such as WESPs, in order to comply with those standards. These technologies may be more effective in meeting the new standards than more traditional technologies, such as scrubbers. Court challenges and EPA’s own delays in the implementation of certain of the National Emission Standards for Hazardous Air Pollutants (“NESHAP”) in the U.S. market have delayed order placement by companies intending to be compliant. The standards set by the EPA under NESHAP for particular source categories (such as (i) plywood and composite wood and (ii) boilers and process heaters) are known as Maximum Achievable Control Technology (“MACT”) standards. New national standards for SO2 emission went into effect on August 23, 2010 but the EPA extended the date for designations of nonattainment until June 2013. NESHAP emission rules for Portland cement production facilities originally went into effect on November 8, 2010 though portions were reconsidered and re-proposed in July 2012. Revised MACT rules for industrial boilers (Industrial Boiler MACT), originally issued Spring 2011, were withdrawn for reconsideration and re-proposed in December 2011. They are expected in final form by early 2013. MACT for electrical generating units (Mercury and Air Toxic Standards or "MATS") went into effect in April 2012, although the EPA withdrew for reconsideration a portion of the rule for new units, with a final rule expected in Spring 2013. MATS requires compliance by 2015, though the rule allows for some extensions. The EPA also proposed tightening national emissions standards for fine particulates in mid-2012 and stated it would finalize a rule before the end of 2012. The EPA's Cross-State Air Pollution Rule, which addressed fine particulate matter and ozone, has been vacated by court order.

Many of the standards discussed above, most notably MATS, are subject to ongoing litigation and congressional scrutiny, and bills are being considered to delay implementation of certain of the standards. Therefore, the timing of issuance and implementation of final rules in these areas is somewhat uncertain.

The European Union (“EU”) is enforcing emission regulations based on the latest standards developed according to individual industries, requiring industrial emitters to operate according to best known practices, which may include installing and operating emission control equipment. Similarly, other countries are implementing, tightening and enforcing industrial emission regulations requiring industrial entities to install and operate emission control equipment. However, the current economic conditions in the EU and other countries has had the effect of delayed implementation of many of such regulations.

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

Employees

Our employees are generally long serving, technically qualified and performance driven. As of June 30, 2012, we employed 46 full time persons, including 14 engineers, 13 salespersons, and 13 technical support persons. None were employed part-time. None of our employees are represented by a labor union. We believe that our relationship with our employees is satisfactory. Subsequent to June 30, 2012, our employee headcount has decreased by three sales persons and two technical support persons.

Financial Information about Foreign and Domestic Operations and Export Sales

A table of Customer Revenues by Geographic Area is set forth above under “Our Business – Introduction”.

We have a sales and project management office in Milan, Italy to manage our business in Europe and other international locations.

Foreign transactions are conducted in Canadian dollars, U.S. dollars or Euro to accommodate customers and all reporting is prepared in US dollars. As a result, fluctuations in currency exchange rates may affect operating results. To mitigate currency exposure we attempt to contract outsourcing, where practical, in the same currency as the sales contract. There were no outstanding foreign exchange forward contract commitments at June 30, 2012.

ITEM 1A: RISK FACTORS

Forward-looking statements in this report, including without limitation, statements relating to our plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that such forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from historical results or those we anticipate. Such risks and uncertainties include, among other factors discussed in this report, the following:

Our operating results for fiscal 2012 were significantly and negatively impacted by our clients’ curtailment in capital expenditures and delays in the enactment of new environmental standards for emissions of hazardous pollutants.

For the fiscal year ended June 30, 2012, our revenues were approximately $16,290,000, our loss before tax was approximately $1,741,000 and our net loss was approximately $2,762,000. Our net loss for fiscal 2012 reflects the effect of a non-cash accounting adjustment of $1,051,000, which is attributable to a reduction in the valuation of our deferred tax assets due to the fact that it is no longer more likely than not that the deferred income tax assets will be realized. Also reflected in our net loss for fiscal 2012 is a valuation allowance for value-added taxes receivable ($178,000) and the write-down of goodwill ($399,000).

The following tables compare these amounts with our revenues, loss from operations and our net loss for fiscal 2011, fiscal 2010 and fiscal 2009. All numbers are approximate and rounded to the nearest thousand.

		Fiscal 2012 Compared to Fiscal 2011
	Fiscal 2012	Fiscal 2011	$ Change	% Change
Revenue	$16,290,000	$13,739,000	$2,551,000	18.6%
(Loss) before taxes	$(1,741,000)	$(1,647,000)	$(94,000)	(5.6%	)
Net (loss)	$(2,762,000)	$(1,594,000)	$(1,168,000)	(73.3%	)

		Fiscal 2012 Compared to Fiscal 2010
	Fiscal 2012	Fiscal 2010	$ Change	% Change
Revenue	$16,290,000	$13,886,000	$2,404,000	17.3%
(Loss) before taxes	$(1,741,000)	$(1,886,000)	$145,000	7.7%
Net (loss)	$(2,762,000)	$(975,000)	$(1,787,000)	(183.3%	)

		Fiscal 2012 Compared to Fiscal 2009
	Fiscal 2012	Fiscal 2009	$ Change	% Change
Revenue	$16,290,000	$25,405,000	$(9,115,000)	(35.9%	)
(Loss) income before taxes	$(1,741,000)	$2,185,000	$(3,926,000)	(179.7%	)
Net (loss) income	$(2,762,000)	$1,556,000	$(4,318,000)	(277.5%	)

Our backlog at June 30, 2012 was approximately $7,000,000 as compared to a backlog of approximately $8,300,000 at June 30, 2011 (adjusted backlog after taking into account a $3.7 million order cancellation in late fiscal 2012).

The reduction in revenues from fiscal 2009 reflects our clients’ curtailment of capital expenditures and deferral in order placements as they sought to cope with the effects of the economic downturn upon their businesses. Exacerbating our fiscal 2012 and fiscal 2011 operating results were U.S. legislative delays in the enactment of new environmental standards for emissions of hazardous pollutants, which caused many of our historical and prospective clients across market sectors to delay their plans for orders in anticipation of extended mandatory compliance dates.

We are unable to give any assurance as to the timing, strength and duration of any sustained economic recovery, as to whether the U.S. legislative delays in the enactment of new environmental standards will be favorably reconciled, nor as to when we may return to profitability.

Our financial statements contain a going concern qualification.

Our audited consolidated financial statements have been prepared on a going concern basis, which presumes that our assets will be realized and our liabilities will be discharged in the normal course of business over the foreseeable future. We have incurred significant losses during the three fiscal years ended June 30, 2012, which losses have reduced our cash and stockholders' equity. These conditions raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on achieving a profitable level of operations, and our ability to either successfully complete the merger discussed elsewhere in this report or secure other sources of financing. There can be no assurance that we will be able to complete the merger or raise sufficient additional capital to continue our operations.

If the merger agreement is terminated or is not approved at the special meeting of stockholders or if we are unable to find any other source of financing, we would only have sufficient capital resources to support our operations for a short period of time.

As of June 30, 2012, we had cash and cash equivalents of approximately $1.1 million and working capital of approximately $1.9 million. In connection with the merger agreement executed on October 10, 2012, MEGTEC has made available to us a $1.0 million credit facility, which, if drawn down by us, will bear interest at 10% per annum and be due and payable on the first anniversary of the drawdown, subject to acceleration under certain circumstances described in the note. If the note is not paid, the entire outstanding principal balance and accrued and unpaid interest, under certain circumstances, will be applied to the payment of a license fee under an intellectual property license agreement entered into by MEGTEC and us at the same time as the merger agreement.

Based on a current usage rate of approximately $550,000 per month, our current cash position and working capital, our credit agreements with HSBC Bank Canada and Export Development Canada, our anticipated revenue from operations and the availability of the MEGTEC credit facility, we believe that:

  we will have sufficient capital resources to support our operations through the consummation of the merger (expected to close late in the fourth quarter of calendar 2012 or early in the first quarter of calendar 2013); or

  if the merger is terminated or not approved at the special meeting of stockholders, we will have sufficient capital resources, after payment of expenses related to the merger, to support our operations for approximately six months following such termination or non-approval.

As indicated above, if the merger is not consummated, we will not have sufficient capital resources to support our operations for the next twelve months. Unless we are able to find another source of financing to support our operations, it is possible that we would be required to cease operations, in which event investors could lose all of their investment in our company.

Our merger with MEGTEC is subject to certain conditions to closing that could result in the merger not being completed or being delayed, either of which could negatively impact our stock price and future business and results of operations.

Consummation of the merger is subject to certain conditions, including, among others, approval of the merger agreement by the holders of a majority of the outstanding shares of our common stock, the absence of a material adverse effect (as defined in the merger agreement) on our company between the date of the merger agreement and the date of closing, and the total number of dissenting shares shall not exceed 10% of the outstanding shares of our common stock. In addition, if there is any pending or threatened legal action against us that seeks to challenge the merger or that may prevent, delay, make illegal or otherwise interfere with the merger in a manner likely to have a material adverse effect on us or on MEGTEC’s rights or interests under the merger agreement, MEGTEC may elect not to consummate the merger. There is no assurance that we will satisfy the conditions necessary for completion of the merger. If any of the conditions to the merger are not satisfied or, where waiver is permissible, not waived, the merger will not be consummated.

Failure to complete the merger would prevent our company from realizing the anticipated benefits of the merger. We have already incurred and expect to continue to incur significant costs associated with transaction fees, professional services and other costs related to the merger.

In the event that the merger is not completed, we will remain liable for these costs and expenses. Furthermore, if the merger is not consummated, under some circumstances, we may be required to promptly pay a $200,000 break-up fee to MEGTEC and reimburse MEGTEC for its transaction expenses up to $400,000, which would impact our liquidity and results of operations.

In addition, the current market price of our common stock may reflect a market assumption that the merger will occur, and a failure to complete the merger could result in a negative perception by the market of us generally and a resulting decline in the market price of our common stock. Any delay in the consummation of the merger or any uncertainty about the consummation of the merger could also negatively impact our future business and results of operations by intensifying competition as our competitors may seek opportunities related to our pending merger and by affecting our relationships with our customers, subcontractors, suppliers and employees.

We are dependent on environmental regulation to drive our orders.

The market for our air pollution control products and systems is directly dependent upon the existence and effective enforcement of laws and regulations which limit the release of pollutants into the atmosphere and impose substantial penalties for non-compliance. Stringent enforcement of these laws and regulations may increase the attractiveness of, and demand for our products and services, whereas lax enforcement and/or less strict regulation or repeal in whole or in part may have the opposite effect. Recent enacted regulations include:

  New SO2 national emission standards, which would address emissions from, among other sources, coal-fired power plants, pulp and paper mills, metallurgical smelters and cement kilns, went into effect on August 23, 2010, but the EPA extended the date for designations of nonattainment until June 2013;

  Portland cement NESHAP standards for the reduction of hazardous air pollutants from the Portland cement manufacturing industry which initially went into effect on November 8, 2010 but certain provisions were reconsidered and re-proposed in July 2012; and

  MACT standards for electric generating units under the MATS rule, which is to go into effect for new and existing units in 2015 (though the EPA is reconsidering new unit regulations and allowing some flexibility in initial compliance).

All these rules have been challenged in court. With regards to the Portland cement regulations, the reviewing court remanded certain emission standards in the NESHAP to the EPA in December 2011, and the EPA's recent proposal responds, among other things, to that remand. Industrial Boiler MACT regulations for industrial boiler emissions control are expected to be implemented after January 1, 2013. It is possible that further actions by the EPA, legal challenges or legislative developments could further delay or modify any of these or other regulations.

Our revenue is concentrated among a few customers who vary from year to year.

Sales to our top three customers accounted for 44% (20%, 14%, 10%) of our revenue in the fiscal year ended June 30, 2012 and 30% (11%, 11%, 8%) in the fiscal year ended June 30, 2011. The bulk of our revenue is large dollar capital contracts over multiple months where the customer base may change widely on a year-to-year basis. Our inability to replace these customers on an annual basis could materially and adversely affect future revenue and profitability.

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

Approximately 15% and 51%, respectively, of our revenues during our fiscal years ended June 30, 2012 and 2011 were derived from sales made outside of North America. Foreign sales are subject to certain inherent risks, including unexpected changes in political, regulatory and other legal requirements, tariffs and other trade barriers, regional economic conditions and business practices, greater difficulty in collection of accounts receivable, foreign exchange fluctuations and potentially adverse tax consequences. There can be no assurance that these factors will not have an adverse impact on our future foreign sales and, consequently, on our operating results.

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

These factors include, among other things, actual or anticipated variations in our costs of doing business, operating results and cash flow, backlog, the nature and content of our earnings releases and our competitors’ earnings releases, customers, competitors or markets, changes in business conditions in our markets and the general state of the securities markets and the market for similar stocks, changes in capital markets that affect the perceived availability of capital to companies in our industries, governmental legislation or regulation of the environment, as well as general economic and market conditions, such as downturns in our economy and recessions.

ITEM 1B: UNRESOLVED STAFF COMMENTS

None.

ITEM 2: PROPERTIES

As of September 21, 2012, TurboSonic occupied the following facilities:

Location	Use	Sq. Ft.	Annual Rent	Lease Expires
Waterloo, Ontario, Canada	Executive, administration, sales,	12,400	$114,100	July 2013
	engineering, project management
Raleigh, North Carolina, USA	Project management	1,000	$11,500	November 2013
Milan, Italy	Sales & project management	975	$18,773	July 2016

ITEM 3: LEGAL PROCEEDINGS

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

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5: MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is quoted on the OTC Quote Board (OTCQB) under the symbol “TSTA”.

The following table sets forth the range of the bid quotations for our Common Stock for the periods shown:

	Common Stock (1)
	High	Low
Fiscal Year Ended June 30, 2012
First Quarter	$0.42	$0.25
Second Quarter	$0.45	$0.20
Third Quarter	$0.34	$0.23
Fourth Quarter	$0.29	$0.18

Fiscal Year Ended June 30, 2011
First Quarter	$0.44	$0.28
Second Quarter	$0.44	$0.23
Third Quarter	$0.52	$0.30
Fourth Quarter	$0.48	$0.34

(1)	The above quotations represent prices between dealers and do not include retail mark up, markdown or commissions. They do not necessarily represent actual transactions.

As of June 30, 2012, there were 292 holders of record and approximately 1,225 beneficial holders of the Common Stock. This number of beneficial holders represents the number of actual holders of our Common Stock, including an estimate of the beneficial owners of shares held in “nominee” or “street” name.

We do not anticipate paying any cash dividends in the foreseeable future, as it is the current policy of our Board of Directors to retain any earnings to finance our future operations and expand our business.

ITEM 6: SELECTED FINANCIAL DATA

The following table sets forth selected historical financial data for fiscal years ended June 30, 2008 through 2012 and balance sheet data as of June 30, 2008 through 2012. This selected financial data is derived from our audited Consolidated Financial Statements, for the years 2008 to 2012. All of the selected data is in dollars except for the number of shares, percentages and ratios.

Selected Financial Data	Fiscal 2012	Fiscal 2011	Fiscal 2010	Fiscal 2009	Fiscal 2008
	$	$	$	$	$
Revenue	16,289,795	13,739,297	13,886,053	25,405,475	14,268,284
Net (Loss) Income Before Taxes	(1,740,932)	(1,647,484)	(1,885,635)	2,185,143	(977,968)
Net (Loss) Income	(2,762,330)	(1,594,144)	(975,153)	1,555,905	(662,994)
% Return on sales	(17.0% )	(11.6% )	(7.0% )	6.1%	(4.6% )

Total assets	6,662,562	7,982,899	7,436,267	13,480,335	8,597,847

Long-term debt	--	--	143,519	212,254	20,908

Working capital	1,888,187	3,174,400	3,646,322	4,922,251	2,861,501
Current Ratio	1.40:1	1.99:1	2.72:1	1.66:1	1.72:1

Stockholders’ Equity	1,949,397	4,781,066	5,245,396	5,860,806	4,350,080
% Return on stockholders’ equity	(141.7% )	(33.3% )	(18.6% )	26.5%	(15.2% )

Basic weighted average number of shares	18,554,112	17,037,418	15,137,528	15,130,054	15,130,054
Basic (loss) earnings per share	(0.15)	(0.09)	(0.06)	0.10	(0.04)

Diluted weighted average number of shares	18,554,112	17,037,418	15,137,528	15,168,536	15,130,054
Diluted (loss) earnings per share	(0.15)	(0.09)	(0.06)	0.10	(0.04)

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited Consolidated Financial Statements and related notes, as of, and for the years ended June 30, 2012 and 2011. Reference is made to “Risk Factors” in Item 1A of this report for a discussion of important factors that could cause actual results to differ from expectations and any of our forward-looking statements contained herein.

Overview

We design and market integrated air pollution control technologies to industrial customers worldwide. We believe our products and systems, which are designed to meet the strictest emission regulations for gaseous and particulate emissions, afford economic and technical advantages over competitive air pollution equipment. We currently have two reportable business segments – OEM systems and Aftermarket.

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

We perform all process engineering and provide the detailed design and specifications for all applicable structural, electrical, mechanical and chemical components of our systems. We subcontract the manufacturing of equipment and when customer contracts include installation, we subcontract the service. Our project managers and quality assurance personnel supervise and manage all aspects of our contracts in order for us to meet the performance criteria as agreed with our customers.

We conduct business in Canadian dollars, U.S. dollars and Euro to accommodate customers and mitigate our exchange risk through matching the sales currency with the supplier currency where practical. We participated in foreign exchange spot trading activities only during the fiscal years ended June 30, 2012 and 2011.

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

Our mission is two-fold: to increase shareholder value and to achieve customer satisfaction through delivery of high quality clean-air solutions to our customers. We believe that the trend toward a cleaner environment will continue through a confluence of government regulations and public pressure, driving the demand for our products and enabling growth. See Environmental Regulation below for a discussion of delays in the implementation of several of these regulations.

We believe that economic recovery will increase demand for our products in our established markets. A significant part of our business has relied historically on environmental regulation to drive demand for our products and systems. To complement this, and to potentially reduce our exposure to cyclical changes in regulatory enactments and enforcement, we have focused on several new developments that offer our customers pollution control products with an economic payback and a competitive advantage to traditional equipment solutions. Our new carbon composite material, SonicCharge™ CCM, and the Catalytic Gas Treatment (CGT) ™ technology is expected to contribute to revenue growth in fiscal 2013 and the foreseeable future.

Recent Developments

On October 10, 2012, we entered into an Agreement and Plan of Merger (which we refer to as the “merger agreement”) with MEGTEC Systems, Inc. and MTS WSP, Inc. (which we refer to as “Merger Sub”), an entity wholly-owned by MEGTEC. Pursuant to the merger agreement, Merger Sub would be merged with and into TurboSonic and we would continue as the surviving corporation. If the merger agreement is adopted by our stockholders and the merger is consummated, all of our outstanding shares of common stock (other than shares owned by stockholders perfecting dissenters’ rights under Delaware law) will be cancelled and converted automatically into the right to receive a cash payment equal to $0.21 per share.

Consummation of the merger is subject to certain conditions, including, among others, approval of the merger agreement by the holders of a majority of the outstanding shares of our common stock and the total number of dissenting shares shall not exceed 10% of the outstanding shares of our common stock. Our founder, executive officers and directors, who collectively own of record approximately 20.6% of the aggregate voting power entitled to vote on the merger agreement, have agreed with MEGTEC to vote their respective shares in favor of the adoption of the merger agreement.

Subject to the terms of the merger agreement, under certain circumstances, a break-up fee of $200,000 may be payable to MEGTEC in connection with the termination of the merger agreement. In addition, we have agreed to reimburse MEGTEC and Merger Sub for their expenses (but not in excess of $400,000) if the merger agreement is terminated by us because we pursue an alternative acquisition and under certain other circumstances.

In connection with the merger agreement, we also entered into a secured promissory note and related security agreements with MEGTEC. Under the terms of the secured promissory note, MEGTEC agreed to make available to us a credit facility of $1,000,000, which we may draw down in whole, but not in part, at any time prior to the maturity date of the note and which we may use for working capital or general corporate purposes. The note bears interest at 10% per annum commencing on the date of the drawdown and matures on the first anniversary of the drawdown. . Under certain circumstances described in the secured promissory note, including if we undergo an alternative transaction with another party, the maturity date of the note may be accelerated. In that event, the outstanding principal amount of the note and accrued and unpaid interest would be applied, under certain circumstances, to payment of the initial license fee under an intellectual property license agreement entered into with MEGTEC at the same time as the secured promissory note. The credit facility is collateralized by a second lien security agreement covering substantially all of our assets in the United States, separate United States trademark and patent security agreements and a general security agreement covering substantially all of our assets in Canada. The liens created by these security agreements are subordinate to the liens against our assets in favor of HSBC Bank Canada, our existing lender.

Reference is made to “Other Information” in Item 9B of this report for further information regarding the merger agreement and the related documents.

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

At June 30, 2012, the net position of contracts in process is an advance payment of $1,263,901 compared to June 30, 2011 with an investment of $339,878. These amounts include gross costs and accrued income, which is netted against billings and progress payments. If the conditions of work to be performed change, or the estimated costs are not accurately projected, the gross profit from construction-type contracts may vary significantly in future periods. For example, a one percent variance in our estimate of costs as of June 30, 2012 on all open fixed-price contracts would impact our pre-tax income from product sales and services by $70,000.

Goodwill

Goodwill is tested annually for impairment during the fourth quarter or more frequently if it is warranted by changes in events and circumstances that indicate goodwill is more likely than not impaired. These events and circumstances may include a significant change in legal factors or in the business climate, a significant decline in our share price, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, significant disposal activity and the testing of recoverability for a significant asset group.

Goodwill, which resides entirely in our Aftermarket business segment, represents the excess of purchase price over fair value at the time of the combination of Turbotak Technologies Inc. and Sonic Environmental Systems, Inc. into TurboSonic Technologies, Inc. in 1997. Goodwill is tested for impairment using a two-step process. The first step involves comparing the segment’s estimated fair value to its carrying amount, including goodwill. If the estimated fair value of the segment exceeds its carrying amount, goodwill is not considered to be impaired. If the carrying amount exceeds the estimated fair value, there is an indication of potential impairment and the second step of the goodwill impairment test is performed to measure the impairment amount. The second step involves determining an implied fair value of goodwill for the segment, which is calculated by measuring the excess of the estimated fair value of our company over the aggregated estimated fair values of identifiable assets and liabilities. The second step involves significant judgment on the selection of assumptions necessary to arrive at an implied fair value of goodwill. These assumptions include, but are not limited to, development of multi-year business cash flow forecasts, the selection of discount rates and the identification and valuation of unrecorded assets. If, after conducting the second step of the test, the carrying amount of goodwill exceeds its implied fair value, a non-cash impairment loss is recognized in an amount equal to that excess.

At April 1, 2012, we performed the first step of the annual impairment test and determined that an impairment charge to goodwill was not warranted. Primarily as the result of a significant drop in our share price at June 30, 2012, combined with the additional factors discussed below, we once again performed the first step of the annual impairment test as at June 30, 2012 and determined that an impairment charge to goodwill was warranted. The estimated fair value of the segment was determined utilizing a discounted cash flow approach. We believe that the main factors leading to the impairment was a decline in our share price below book value and significant doubt over our ability to continue as a going concern. Other factors considered in this analysis included delays in regulations, slower than expected bookings and continued losses in operations. The result of this analysis was that the carrying value of the segment exceeded its estimated fair value as at the balance sheet date, and as such, the second step of the goodwill impairment test was performed.

In the second step of the impairment test, the impairment loss was measured by estimating the implied fair value of the segment’s goodwill and comparing it with its carrying value. Using the segment’s fair value determined in the first step as the acquisition price in a hypothetical acquisition of the segment, the implied fair value of goodwill was calculated as the residual amount of the acquisition price after allocations made to the fair value of net assets, including working capital, plant and equipment and both recognized and unrecognized intangible assets. Based on the results of the second step of the goodwill impairment test, it was concluded that the carrying value of goodwill was impaired. Consequently, we recorded a goodwill impairment charge of $398,897 and reported this amount as a separate line item in the Consolidated Statements of (Loss) and Comprehensive (Loss).

Income Taxes and Tax Valuation Allowances

We record the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in our Consolidated Balance Sheet, as well as operating loss and tax credit carryforwards. Future realization of deferred tax assets ultimately depends on the existence of sufficient taxable income of the appropriate character (for example, ordinary income or capital gain) within the carryback or carryforward periods available under the tax law. We regularly review our deferred tax assets for recoverability based on historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies. After three consecutive years of substantial losses and continuing uncertainty surrounding the U.S. and global economics, the guidance under ASC Topic 740, “income taxes” (“ASC Topic 740”), considers this to be objective verifiable evidence that the deferred tax assets may not be recoverable through the criteria of a “more likely than not” (“MLTN”) occurrence. We reassessed the valuation of deferred tax assets during the second quarter of fiscal 2012 and recorded an additional valuation reserve totaling $750,000, thereby reducing the U.S. federal tax asset to nil at the time. In total, a U.S. valuation reserve of $1,292,516 was established for fiscal 2012, bringing the total U.S. reserve to $2,015,350. Furthermore, we re-assessed the valuation of Canadian deferred tax assets during the fourth quarter of fiscal 2012 and recorded a valuation reserve totaling $257,606, thereby reducing the Canadian tax asset to nil.

The total valuation reserve of $1,550,122 recorded during fiscal 2012 considered the jurisdictions where we are subject to income tax: U.S. federal, State of North Carolina (“NC”), Canadian federal and provincial and Italian federal and regional. We considered our average tax position over the preceding five years in each jurisdiction, and combined this with our future projections of taxable income in the respective jurisdictions with respect to GAAP. That analysis determined that: the US federal deferred tax asset to be realized should be reduced to a deferred tax amount of nil; the NC loss carryforward would expire in 2013 under the likelihood that no income is attributable in the state, and the Canadian and Italian deferred tax amounts should be reduced to a deferred tax amount of nil. In summary, a deferred tax asset of $nil is recorded together with a net provision for tax of $1,021,398 in fiscal 2012 (net recovery of tax of $53,340 in fiscal 2011) after giving effect to total U.S. and Canadian valuation reserves at June 30, 2012 of $2,272,956 ($722,834 in fiscal 2011).

As we realize future taxable income, we will record the applicable tax first against the valuation reserve before drawing on the gross balance of tax loss carry-forward.

Results of Operations

We continue to face market uncertainties due to a slow economic recovery and delays in the passage and implementation of regulations in the United States. As a result of these uncertainties, we have incurred significant losses during the three fiscal years ended June 30, 2012, which losses have reduced our cash and stockholders' equity. These conditions raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on achieving a profitable level of operations, and our ability to either successfully complete the merger discussed elsewhere in this report or secure other sources of financing. There can be no assurance that we will be able to complete the merger or raise sufficient additional capital to continue our operations.

We received $15.0 million in new orders in fiscal 2012 ($19.0 million in fiscal 2011 after accounting for a cancellation of a $3.7 million order in late fiscal 2012) from key industries as represented by backlog orders of $3 million as of June 30, 2010, $8.3 million as of June 30, 2011 and $7 million as of June 30, 2012.

Revenue and gross profit in fiscal 2012 were higher than fiscal 2011 but the establishment of a valuation allowance for value-added taxes receivable and the goodwill impairment more than offset reductions in selling, general and administrative expenses and have resulted in an increased pre-tax loss of $1,740,932 for the fiscal year 2012 compared to a pre-tax loss of $1,647,484 for the fiscal year 2011.

Operations used $654,940 in cash reserves in fiscal 2012, ($1,085,451 in fiscal 2011 which we partially offset in fiscal 2011 through a common stock rights offering to existing stockholders for net proceeds of $853,086). The cash and cash equivalents position at June 30, 2012 was $1,066,719 compared to $1,674,204 at June 30, 2011.

Environmental Regulation

The market for our air pollution control products and systems is directly dependent upon the existence and effective enforcement of laws and regulations that limit the release of pollutants into the atmosphere and impose substantial penalties for non-compliance. Governments can change, modify or amend environmental regulations at any time through an administrative process, which could have positive or negative effects upon our future revenues and prospects of profitability depending on the nature of the regulatory action.

The U.S. Environmental Protection Agency (“EPA”) is currently seeking to tighten certain emission standards, thereby forcing a number of industries to adopt technologies, such as WESPs, in order to comply with those standards. These technologies may be more effective in meeting the new standards than more traditional technologies, such as scrubbers. Court challenges and EPA’s own delays to the implementation of certain of the National Emission Standards for Hazardous Air Pollutants (“NESHAP”) in the U.S. market have delayed order placement by companies intending to be compliant. The standards set by the EPA under NESHAP for particular source categories (such as (i) plywood and composite wood and (ii) boilers and process heaters) are known as Maximum Achievable Control Technology (“MACT”) standards. New national standards for SO2 emission went into effect on August 23, 2010 but the EPA extended the date for designations of nonattainment until June 2013. NESHAP emission rules for Portland cement production facilities originally went into effect on November 8, 2010 though portions were reconsidered and re-proposed in July 2012. Revised MACT rules for industrial boilers (Industrial Boiler MACT), originally issued Spring 2011, were withdrawn for reconsideration and re-proposed in December 2011. They are expected in final form by early 2013. MACT for electrical generating units (Mercury and Air Toxic Standards or "MATS") went into effect in April 2012, although the EPA withdrew for reconsideration a portion of the rule for new units, with a final rule expected in Spring 2013. MATS requires compliance by 2015, though the rule allows for some extensions. The EPA also proposed tightening national emissions standards for fine particulates in mid-2012 and stated it would finalize a rule before the end of 2012. The EPA's Cross-State Air Pollution Rule, which addressed fine particulate matter and ozone, has been vacated by court order.

Many of the standards discussed above, most notably MATS, are subject to ongoing litigation and congressional scrutiny, and bills are being considered to delay implementation of certain of the standards. Therefore, the timing of issuance and implementation of final rules in these areas is somewhat uncertain.

The European Union (“EU”) is enforcing emission regulations based on the latest standards developed according to individual industries, requiring industrial emitters to operate according to best known practices, which may include installing and operating emission control equipment. Similarly, other countries are implementing, tightening and enforcing industrial emission regulations requiring industrial entities to install and operate emission control equipment. However, the current economic conditions in the EU and other countries has had the effect of delayed implementation of many of such regulations.

Markets

International expansion plays a key role in our long-term business plan. We continue to develop customers beyond our North American and European base and collaborate with other technology firms to offer unique solutions to pollution problems experienced around the globe. Some of these initiatives have focused on the non-regulatory market to offer our customers an economic payback to justify purchase decisions. We try to diversify in geography, industries, products and solutions to accommodate changes in politics, economics and technology. However, the global economic downturn has resulted in a reduced level of projects outside of North America, as evidenced by the 2012 geographic revenue distribution. Customers outside of North America collectively accounted for approximately 15% and 51% of our revenue during the fiscal years ended June 30, 2012 and 2011. We believe that this reduced level of projects outside of North America may be short-lived, as evidenced by recent bookings, although increases in North American bookings may temper such increased percentages.

Our New Technology

CGT™, a new patented technology to which TurboSonic has exclusive worldwide marketing rights, is a significant development in the control of volatile organic compounds (VOCs). CGT™ destroys VOCs such as formaldehyde from industrial air emissions, eliminating dependence on natural gas combustion in thermal oxidizers, the traditional approach to VOC control. CGT™ avoids CO2 and NOx generated by the combustion of natural gas. The addition of CGT™ technology provides an economic rather than solely regulatory-driven demand for our technologies. CGT™ technologies displace thermal oxidation and the corresponding use of natural gas for the destruction of VOCs, thereby providing a return on investment for our clients. Our latest CGT™ was determined through independent testing to exceed requirements for US EPA regulations relating to composite wood panel production.

During recent years, the cost of metals and alloys has risen to historic high levels, resulting in increasingly expensive equipment costs to achieve environmental control. , SonicCharge™ CCM is a proprietary material developed by TurboSonic to replace the use of expensive alloys in corrosive gas streams, including those present in acid plants and coal-fired power boilers. Our first commercial installation of a WESP using our patent-pending SonicCharge Conductive Composite Material began operations in the third calendar quarter of 2012.

Intellectual Property

We have an ongoing program for the research, development and commercialization, as well as licensing of new industrial processing and air pollution control products, systems and technologies, and the enhancement of existing products and systems. We believe that our intellectual property will contribute to our future growth.

Income Statement Analysis:

12 MONTH COMPARATIVE INCOME STATEMENTS AT JUNE 30, 2012 AND 2011

	Fiscal 2012	% to		Fiscal 2011	% to		Increase (Decrease)
		Total			Total
	$	Revenue		$	Revenue		$	%
Contract revenue & sales
OEM systems	12,547,615	77%		10,154,521	74%		2,393,094	24%
Aftermarket parts & retrofits	3,742,180	23%		3,584,776	26%		157,404	4%
	16,289,795	100%		13,739,297	100%		2,550,498	19%
Contract costs & cost of sales
OEM systems	10,195,662	62%		7,845,111	57%		2,350,551	30%
Aftermarket parts & retrofits	2,224,644	14%		2,154,248	16%		70,396	3%
	12,420,306	76%		9,999,359	73%		2,420,947	24%
Gross profit
OEM systems	2,351,953	15%		2,309,410	17%		42,543	2%
Aftermarket parts & retrofits	1,517,536	9%		1,430,528	10%		87,008	6%
	3,869,489	24%		3,739,938	27%		129,551	3%
Expenses
Selling, general & administrative	5,076,611	31%		5,032,042	37%		44,569	1%
Research & development	63,790	1%		182,007	1%		(118,217)	(65%	)
Goodwill Impairment	398,897	3%		--	--%		398,897	--%
Depreciation & amortization	67,106	--%		170,786	1%		(103,680)	(61%	)
	5,606,404	35%		5,384,835	39%		221,569	4%

(Loss) from operations	(1,736,915)	(11%	)	(1,644,897)	(12%	)	(92,018)	(6%	)
Other expense
Interest, net	4,017	--%		2,587	--%		1,430	55%

(Loss) before income taxes	(1,740,932)	(11%	)	(1,647,484)	(12%	)	(93,448)	(6%	)

Provision for (recovery of) income taxes	1,021,398	6%		(53,340)	--%		1,074,738	(2,015%	)

Net (loss)	(2,762,330)	(17%	)	(1,594,144)	(12%	)	(1,168,186)	(73%	)

Foreign currency translation adjustment	(107,693)	(1%	)	243,897	2%		(351,590)	(144%	)

Comprehensive (loss)	(2,870,023)	(18%	)	(1,350,247)	(10%	)	(1,519,776)	(113%	)

OEM order backlog at the beginning of fiscal 2012 was $8.0 million (adjusted) ($2.4 million at the beginning of fiscal 2011) and OEM orders during fiscal 2012 were $10.6 million ($15.3 million during fiscal 2011). OEM systems revenue was $12.5 million in fiscal 2012 ($10.2 million in fiscal 2011) contributing to $6.0 million in backlog for the beginning of fiscal 2013 ($8.0 million for the beginning of fiscal 2012). Annual revenue increased 24% year over year from fiscal 2011, primarily the result of a CGT order, which was in excess of $3 million, whereas the backlog of OEM orders decreased 51% as the result of a reduced level of bookings (lack of customer economic confidence and delays in the implementation of various environmental regulations) during fiscal 2012 and the recent cancellation of a $3.7 million WESP order that had been recorded in fiscal 2011.

The cost of sales for OEM systems increased 30% for the fiscal year ended June 30, 2012 which reflects both the increase in revenue (24%) over the same period in the prior year and the impact of new product introduction at low margin during fiscal 2012. As a result, gross profit on OEM systems was 19% for fiscal 2012 and 23% for fiscal 2011 and gross profit as a percentage of total revenue was 14% for fiscal 2012 and 17% for fiscal 2011.

Our Aftermarket revenue increased 4% for the fiscal year ended June 30, 2012 over the same period in the prior fiscal year mostly as the result of an increase in semi-dry scrubbing orders processed during fiscal 2012, due to a major retrofit by one of our clients.

The cost of sales for Aftermarket products increased 3% for the fiscal year ended June 30, 2012 which reflects the change in Aftermarket revenue over the same period in fiscal 2011. The gross profit attributable to Aftermarket products was 9% of total revenue for fiscal 2012 (10% in fiscal 2011). Gross profit on Aftermarket segment revenue in fiscal 2012 was 41%, up 1% from fiscal 2011.

The contribution of gross profit from OEM systems in fiscal 2012 increased 2% over fiscal 2011, and Aftermarket contribution of gross profit in fiscal 2012 increased 6% over fiscal 2011. This was due to higher sales volumes in both segments for 2012 over 2011.

Selling, general and administrative expenses increased $44,569 (1%) in fiscal 2012. This increase is represented by changes in the following: the addition of a new employee ($60,000), an increase in patent fees ($40,000) and the provision for a valuation allowance for value-added taxes receivable ($178,000), partially offset by a decrease in professional fees (legal, audit and consulting) by $230,000. The professional fees from fiscal 2011 included one-time defense and settlement expenses against a patent infringement claim by one of our competitors and fees associated with establishing the Dutchess Opportunity Fund, II, LP equity line of credit. As a percentage of total revenue, selling, general and administrative expenses were 31% in fiscal 2012 and 37% in fiscal 2011.

The decrease of $118,127 in research and development costs is primarily due to the completion of WESP technology upgrades in fiscal years 2011 and 2010. This special initiative enhanced our product offering to address anticipated new regulatory announcements for boiler emission controls by the EPA.

We recorded goodwill impairment in fiscal 2012 in the amount of $398,897, which was the remaining goodwill asset related to our Aftermarket business segment.

The $103,680 decrease in depreciation and amortization in fiscal 2012 from the fiscal 2011 expense ($67,106 in fiscal 2012 compared to $170,786 in fiscal 2011) is the result of our decision to temporarily forego a capital replacement program for certain assets in favor of extended warranty purchases ($104,000).

The increase of $1,430 in net interest is due to the low interest rates and early repayment of our bank debt in 2011.

Loss before income taxes increased by $93,448 year over year to a net loss before income taxes of $1,740,932 in fiscal 2012 compared to a loss before income taxes of $1,647,484 in fiscal 2011. This increase reflects a write-down of goodwill and provision for a valuation allowance for value-added taxes receivable, partially offset by a decrease in professional fees (legal, audit and consulting) of $230,000 and increased gross profit ($130,000) as the result of increased revenue in fiscal 2012.

Provision for income tax for fiscal 2012 was $1,021,398 compared to recovery of income tax of $53,340 in fiscal 2011. The fiscal 2012 provision for tax includes a U.S. deferred tax provision of $750,000 and a Canadian deferred tax provision of $300,925, together with a recovery of Canadian current income taxes of $32,815 and a provision for U.S. current income taxes of $3,288. The fiscal 2011 recovery of tax includes decreases in deferred tax assets in the U.S. of $200,493 and an increase in Canada of $240,753, together with recovery of Italian tax of $14,387 and provision for U.S. tax of $1,307, as discussed in note 12 to the Consolidated Financial Statements.

We had a net loss of $2,762,330 in fiscal 2012 compared to a net loss of $1,594,144 in fiscal 2011. Our net loss for both the 2012 and 2011 fiscal years principally reflects the effect of a non-cash accounting adjustment of $1,550,122 and $722,834, respectively, which is attributable to a reduction in the valuation of our deferred tax assets due to our incurrence of three consecutive years of losses. This adjustment, by means of the establishment of a valuation reserve, does not reduce the actual total deferred tax assets of $2,272,956 available to offset future taxes.

The other comprehensive income (loss) shown as foreign currency translation adjustment reflects the exchange values for Canadian dollar and Euro accounts on the balance sheet converted to U.S. dollars for financial reporting. The statement of comprehensive income reflects the annual change in the carrying value of these accounts – a decrease of $107,693 in fiscal 2012 and an increase of $243,897 during fiscal 2011 - while the Stockholders’ equity carries the cumulative value of currency exchange for balance sheet accounts.

Liquidity and Capital Resources Analysis:
LIQUIDITY AND CAPITAL RESOURCES
	For the year ended June 30,
	2012	2011
Cash Summary	$	$
Cash (used in) provided by:
Operations	(654,940)	(1,085,451)
Purchase of equipment	--	(44,534)
Proceeds from common shares issued	--	853,086
Repayment of obligations under long-term debt	--	(152,953)
Foreign currency translation of cash	47,455	67,527
Net cash provided during the period	(607,485)	(362,325)
Cash beginning of period	1,674,204	2,036,529
Cash end of period	1,066,719	1,674,204

Working Capital Summary	2012	2011
	$	$
Current assets	6,601,352	6,376,233
Current liabilities	4,713,165	3,201,833
Net working capital	1,888,187	3,174,400
Current ratio	1.40:1	1.99:1

Summary of Contracts in Progress	2012	2011
	$	$
Contract value completed and to be invoiced	820,024	1,492,747
Contract advances invoiced	(2,083,925)	(1,152,869)
Net contracts in progress	(1,263,901)	339,878

Contract Backlog	2012	2011
	$	$
Contract value to be recognized as revenue	7,000,000[1]	8,300,000[1]

1 adjusted backlog after taking into account a $3.7 million order cancellation in late fiscal 2012.

Cash of $654,940 applied to operations in 2012 was entirely due to the net loss for the year. Cash of $1,085,451 was applied to net loss in operations for 2011 and a repayment of long term debt ($152,953) while net proceeds ($853,086) from the sale of shares (see below) recovered most of the cash decreases. The net cash position $1,066,719 at June 30, 2012 is a decrease of $607,485 from the prior year.

On December 10, 2010 we completed a registered rights offering, which offered stockholders of record as of November 8, 2010 the right to acquire one share of our common stock for each two shares then held by such persons at a price of $0.34 per share. Stockholders exercised subscription rights to acquire 1,601,611 shares and oversubscription rights to acquire an additional 1,814,447 shares, resulting in our sale of an aggregate of 3,416,058 shares of common stock and our receipt of gross proceeds of $1,161,460 (net proceeds of $853,086). Such proceeds were added to our working capital for marketing opportunities stemming from both recent and anticipated enactments by the EPA of more stringent emission standards and rules for certain hazardous air pollutants and new products including CGT™.

Our working capital decreased $1,286,213 in 2012 to $1,888,187, and the current ratio decreased to 1.40:1 from 1.99:1. This working capital level continues to enable us to support a growth in sales anticipated from our current backlog, increased regulations and introduction of new CGT™ technology.

Our contract payment terms provide for funding the progression of work to the point of delivery. A final holdback amount is often dependent on commissioning, specified performance criteria or a fixed time of operations. At any point in time, the contracts in process with costs that exceed invoicing may exceed the contracts that have been invoiced in advance of performance. At June 30, 2012, the net position of contracts in process is an advance payment of $1,263,901 compared to June 30, 2011 with an investment of $339,878. This advance payment is offset when contract costs are completed on projects in progress. This investment is realized when full payment terms are achieved for issuance of invoicing to the client. The terms of payment of our contracts with customers are negotiated on the basis of project milestones for each contract and may differ significantly from one contract to the next, and may result in swings between investment and advance payment positions for each fiscal period.

In June 2012, we renewed our agreement with HSBC Bank Canada, with operating affiliates in the U.S. and other countries, which provides for a credit facility for standby letters of credit that are secured by a general security interest in, and lien upon, our assets and guarantees provided by Export Development Canada (“EDC”). The guarantees provided by EDC are on a fee-for-service basis for standby letters of credit issued prior to May 31, 2012 and, for standby letters of credit issued after that date, are 50% guaranteed by EDC and 50% secured by our company in the form of a term deposit or GIC pledged to the bank. The financial covenant for this agreement provides that the borrower shall be in default of its obligations to the bank under this credit facility should there be any material adverse change in the operations, ownership, or financial condition of the borrower, as reasonably determined by the bank. The issuance of standby letters of credit under this HSBC line of credit is subject to obtaining EDC guarantees and/or our ability to provide supporting collateral. Our current agreement with EDC, which comes up for renewal in November 2012, currently provides for $225,000 of guarantees at 50% of the standby letter of credit face value, of which a portion has already been committed for issued letters of credit.

At June 30, 2012, we had standby letters of credit for approximately $600,000 ($1.4 million at June 30, 2011) in place with various customers in order to receive cash proceeds ahead of delivery or end-of-warranty milestones We have posted cash reserves of nil at June 30, 2012 (nil at June 30, 2011) representing our guarantee for the outstanding letters of credit at those dates.

On October 28, 2011, we entered into an Investment Agreement with Dutchess Opportunity Fund, II, LP (“Dutchess”) for the sale, from time to time, at our discretion, of up to $3.0 million of our common stock during a three-year period at a price equal to 95% of the recent average market price at the time of sale, provided that in no event shall such price be lower than $0.33 per share. The extent to which we will need to access any portion or all of the proceeds available under the Investment Agreement will depend in substantial part upon the availability and adequacy of our cash flows from operations so as to enable us to address timing differences that may arise from time to time in our need to pay vendors and suppliers in advance of our receipt of contractual progress payments from our customers. We refer to our Current Report on Form 8-K, dated October 31, 2011, for further information regarding the Investment Agreement. As a registration statement registering such common stock was declared effective by the SEC, we are now able, at our discretion, to sell common stock to Dutchess pursuant to the terms and conditions of the Investment Agreement. At September 30, 2012, our shares were quoted at $0.12 per share and thus, this financing was not accessible.

Our backlog as at June 30, 2012 was approximately $7,000,000, which we expect to record 90% as revenue in fiscal 2012, compared to the adjusted June 30, 2011 backlog of $8,300,000. There is no assurance that backlog will be replicated, increased or transferred into higher revenues for the future.

As of June 30, 2012, we had cash and cash equivalents of approximately $1.1 million and working capital of approximately $1.9 million. In connection with the merger agreement executed on October 10, 2012, MEGTEC has made available to us a $1.0 million credit facility, which, if drawn down by us, will bear interest at 10% per annum and be due and payable on the first anniversary of the drawdown, subject to acceleration under certain circumstances described in the note. If the note is not paid, the entire outstanding principal balance and accrued and unpaid interest under certain circumstances will be applied to the payment of a license fee under an intellectual property license agreement entered into by MEGTEC and us at the same time as the merger agreement.

Based on a current usage rate of approximately $550,000 per month, our current cash position and working capital, our credit agreements with HSBC Bank Canada and Export Development Canada, our anticipated revenue from operations and the availability of the MEGTEC credit facility, we believe that:

  we will have sufficient capital resources to support our operations through the consummation of the merger (expected to close late in the fourth quarter of calendar 2012 or early in the first quarter of calendar 2013); or

  if the merger is terminated or not approved at the special meeting of stockholders, we will have sufficient capital resources, after payment of expenses related to the merger, to support our operations for approximately six months following such termination or non-approval.

As indicated above, if the merger is not consummated, we will not have sufficient capital resources to support our operations for the next twelve months. Unless we are able to find another source of financing to support our operations, it is possible that we would be required to cease operations, in which event investors could lose all of their investment in our company.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign transactions are conducted in Canadian dollars, U.S. dollars or Euro to accommodate customers and all reporting is prepared in U.S. dollars. A major portion of our selling, administrative and engineering expenses is denominated in Canadian dollars. As a result, fluctuations in currency exchange rates may affect operating results. We have not entered into forward or future foreign exchange contracts in fiscal 2012, and there were no outstanding forward foreign exchange contracts at June 30, 2012. To mitigate currency exposure, we attempt to contract outsourcing, where practical, in the same currency as the sales contract or with fabricators where the all-in costs, including currency, are most favorable. At June 30, 2012, we were not using any bank borrowing facility, other than outstanding standby letters of credit totaling $639,139, which could subject us to the risk of interest rate fluctuations.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to pages F-1 through F-20 comprising a portion of this Annual Report on Form 10-K.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A: CONTROLS AND PROCEDURES

Our management has carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d- 15(e) under the Securities Exchange Act of 1934) as of June 30, 2012. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2012.

There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d- 15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management determined that, as of June 30, 2012, our internal control over financial reporting was effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

ITEM 9B: OTHER INFORMATION

On October 10, 2012, we entered into an Agreement and Plan of Merger (which we refer to as the “merger agreement”) with MEGTEC Systems, Inc. and MTS WSP, Inc. (which we refer to as the “Merger Sub”), an entity wholly-owned by MEGTEC. Pursuant to the merger agreement, Merger Sub would be merged with and into TurboSonic and we would continue as the surviving corporation.

If the merger agreement is adopted by our stockholders and the merger is consummated, all of our outstanding shares of common stock (other than shares owned by stockholders perfecting dissenters’ rights under Delaware law) will be cancelled and converted automatically into the right to receive a cash payment equal to $0.21 per share. Consummation of the merger is subject to certain conditions, including, among others:

  approval of the merger agreement by the holders of a majority of the outstanding shares of our common stock; and

  the total number of dissenting shares shall not exceed 10% of the outstanding shares of our common stock.

Simultaneously with the merger agreement, MEGTEC entered into a voting agreement with our founder, executive officers and directors in which they have agreed to vote their shares of our common stock in favor of the adoption of the merger agreement. As of the date hereof, the stockholders who have signed the voting agreement collectively own of record shares of our common stock representing approximately 20.6% of the aggregate voting power entitled to vote on the merger agreement.

Under the terms of the merger agreement, we are permitted to solicit alternative acquisition proposals from third parties through October 24, 2012 and we intend to consider any such proposals. After that time and until November 7, 2012, we may, subject to certain conditions, continue negotiations with any person who has submitted a written alternative acquisition proposal by October 24, 2012 that the majority of the Board believes is a superior proposal to the proposed merger with MEGTEC. In addition, subject to the terms of the merger agreement, we may respond to unsolicited alternative acquisition proposals. There can be no assurance that any such proposal will be received or that any proposal will result in an alternative acquisition transaction.

Subject to the terms of the merger agreement, under certain circumstances, a break-up fee of $200,000 may be payable to MEGTEC in connection with the termination of the merger agreement. In addition, we have agreed to reimburse MEGTEC and Merger Sub for their expenses (but not in excess of $400,000) if the merger agreement is terminated by us because we pursue an alternative acquisition and under certain other circumstances, as described in Section 7.2(b) of the merger agreement.

The merger agreement may be terminated by either MEGTEC or us if the merger has not been consummated by April 10, 2013; provided that the right to terminate shall not be available to any party whose failure to perform its obligations under the merger agreement has been the cause of the failure of the merger to be consummated.

In connection with the merger agreement, we also entered into a secured promissory note and related security agreements with MEGTEC. Under the terms of the secured promissory note, MEGTEC agreed to make available to us a credit facility of $1,000,000, which we may draw down in whole, but not in part, at any time prior to the maturity date of the note and which we may use for working capital or general corporate purposes. The note bears interest at 10% per annum commencing on the date of the drawdown and matures on the first anniversary of the drawdown. Under certain circumstances described in the secured promissory note, including if we undergo an alternative transaction with another party, the maturity date of the note may be accelerated. In that event, the outstanding principal amount of the note and accrued and unpaid interest would be applied, under certain circumstances, to payment of the initial license fee under an intellectual property license agreement entered into with MEGTEC at the same time as the secured promissory note. The credit facility is collateralized by a second lien security agreement covering substantially all of our assets in the United States, separate United States trademark and patent security agreements and a general security agreement covering substantially all of our assets in Canada. The liens created by these security agreements are subordinate to the liens against our assets in favor of HSBC Bank Canada, our existing lender.

We also entered into an intellectual property license agreement with MEGTEC under which, subject to the terms and conditions of that agreement, MEGTEC is granted upon the occurrence of certain triggering events specified in the agreement, including termination of the merger agreement or if we undergo an alternative transaction with another party, a perpetual license in India, China and the United States (which is exclusive in India and China and non-exclusive in the United States) to use substantially all of our patents, trademarks, copyrighted materials and other intellectual property relating to air pollution control and liquid atomization technologies in industrial commercial and institutional applications, but specifically excluding any fossil fuel fired combustion units of more than 25 megawatts that serves a generator that produces electricity for sale. The license agreement provides for an initial license fee of $1,000,000, which may be paid by applying the unpaid principal amount and accrued and unpaid interest under the secured promissory note with MEGTEC. Under certain circumstances described in the license agreement, we have the right for 30 days after the occurrence of certain triggering events to buy back the license for $1,000,000 plus the amount of interest that would have accrued under the secured promissory note from the date of payment of the initial license fee to the date we exercise our buy-back right. The license agreement also requires MEGTEC to pay annual royalties of 3% of net sales, as defined in the license agreement, for the first five years of the license , after which the royalty is to be renegotiated in good faith. Beginning in the third year, if MEGTEC fails to pay at least $250,000 in royalties the license in India and China converts to a non-exclusive license.

Following the consummation of the merger, our common stock will no longer be quoted on the OTC Quote Board (OTCQB), the registration of our common stock under Section 12 of the Securities Exchange Act of 1934 will be terminated, and we will be a private company that is wholly-owned by MEGTEC.

The descriptions of the merger agreement, the secured promissory note, the intellectual property license agreement and the various security agreements in this Item 1.01 are qualified in their entirety by reference to the full text of such agreements, which are filed as Exhibits 2.1, 4.1, 10.1, 10.2, 10.3, 10.4 and 10.5 to our Current Report on Form 8-K, dated October 10, 2012, and are incorporated herein by this reference.

In connection with the proposed merger, we will file a proxy statement and relevant documents concerning the proposed merger with the SEC relating to the solicitation of proxies to vote at a special meeting of stockholders to be called to approve the proposed merger. The definitive proxy statement will be mailed to our stockholders in advance of the special meeting. Stockholders are urged to read the proxy statement and other relevant materials when they become available because they will contain important information about our company and the proposed merger. Stockholders may obtain a free copy of the proxy statement and other relevant documents filed by us with the SEC (when available) at the SEC’s website at www.sec.gov. We and our directors and certain executive officers may be deemed to be participants in the solicitation of proxies from our stockholders in respect of the proposed merger. Information about our directors and executive officers and their respective interests in our company as security holders or otherwise is set forth in our proxy statements and annual reports on Form 10-K, previously filed with the SEC. Investors may obtain additional information regarding the interest of the participants by reading the proxy statement regarding the merger when it becomes available. Each of these documents is, or will be, available for free at the SEC’s website at www.sec.gov and at the TurboSonic Investor Relations Web site at: http://www.turbosonic.com/investor-rel.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers, directors and key persons are as follows:

Name	Age	Positions and Offices
Ken Kivenko	70	Chairman of the Board
Edward F. Spink	58	Chief Executive Officer and Director
Egbert Q. van Everdingen	51	President, Secretary-Treasurer and Director
Carl A. Young	70	Chief Financial Officer
Richard H. Hurd	75	Director
Glen O. Wright	63	Director
Raymond L. Alarie	60	Director
F. Eugene Deszca	64	Director
Robert A. Allan	70	Vice President Engineering
David J. Hobson	64	Vice President Finance & Administration
Luca Finzi	58	General Manager – Italian Branch (key person)

Ken Kivenko, P.Eng., has been a director of our company since February 2007. Mr. Kivenko, a member of the Professional Engineers of Ontario, is the founder and President of Kenmar Consulting. Kenmar acts as a private consultant in the areas of strategic planning, Total Quality, financing and governance, and was established in January 2001. Prior thereto, he was President and CEO of NBS Technologies, a supplier of credit and ID cards and card personalization equipment, from June 1995 to December 2000. He currently serves on the board of TSX-listed RDM Corporation (HR/Compensation committee and Chair of Governance Committee). He is the Advisory Committee Chairman for the Small Investor Protection Association in Canada, a member of the board of the Excellence Canada (formerly National Quality Institute) and is a former member of the Ontario Securities Commission Continuous Disclosure Advisory Committee. We believe that Mr. Kivenko’s extensive engineering background, his many years as senior executive with a number of diversified companies, his role with Excellence Canada, over ten years of public board experience and his background for good corporate disclosure and governance qualify him to serve as a director of our company.

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

Egbert Q. van Everdingen has served as our President, Secretary-Treasurer and as a director, since June 2006. From August 2003 until June 2006, he was Executive Vice President, with responsibility for all sales, marketing, design and project engineering. Prior thereto and from August 1997, Mr. van Everdingen served as our Vice President Marketing & Sales, Air Pollution Control Systems. Prior thereto and from 1986, he served as project manager and in various product development, sales and marketing positions with Turbotak. We believe that Mr. van Everdingen’s knowledge and understanding of the industry and over 25 years experience regarding business operations and strategic planning qualify him to serve as a director of our company.

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

Dr. F. Eugene Deszca, Ph.D., has been a director of our company since December 2008. Dr. Deszca has been a Professor since 1982 at Wilfrid Laurier University in the School of Business and Economics, where he is currently the Associate MBA Director. He has taught at Queen’s University, York University, the University of Western Ontario’s Graduate Program in Engineering Management, and at St. Francis Xavier University, and is a past member of the board of directors of the Society of Management Accountants of Canada. As an educator and consultant, he has focused on the development of organizations and the people who work there, change management and the enactment of strategy. His consulting work is conducted through Gene Deszca and Associates, of which he is President. We believe that Mr. Deszca’s experience ranging from university faculty, research and consulting work with organizations and senior management groups on matters related to strategy, organizational change, implementation and conflict management qualify him to serve as a director of our company.

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

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who own beneficially more than 10% of our common stock to file reports of ownership and changes in ownership of such common stock with the SEC, and to file copies of such reports with us. Based solely upon a review of the copies of such reports filed with us, we believe that during the year ended June 30, 2012 such reporting persons complied with the filing requirements of Section 16(a).

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

Our audit committee consists of three directors: Richard H. Hurd as chairperson, Raymond L. Alarie and Ken Kivenko. Our Board of Directors has determined that each of Messrs. Hurd, Alarie and Kivenko meets the Nasdaq Marketplace Rules for being an independent member of our audit committee. The Board of Directors has also determined that Richard Hurd satisfies the SEC definition of an "audit committee financial expert."

Our audit committee has adopted a Code of Ethics applicable to all our management, our employees and the members of our board of directors. The Code of Ethics was filed as Exhibit 14 to the Form 10-KSB for the year ended June 30, 2004, and is also posted on the Investor Relations page of our website at www.turbosonic.com.

Our compensation committee consists of three directors: Glen O. Wright as chairperson, F. Eugene Deszca and Raymond L. Alarie. The Board of Directors has determined that each member of the Compensation Committee meets the Nasdaq general definition of independence for members of the board of directors.

Our Board of Directors has appointed a special committee of the Board of Directors to evaluate expressions of interest received from third parties with respect to potential sale, merger, debt or equity financing or other strategic transactions involving our company. Each member of the special committee, consisting of Glen O. Wright (chairperson), Ken Kivenko and Raymond L. Alarie, meets the Nasdaq general definition of independence for members of the board of directors.

ITEM 11: EXECUTIVE COMPENSATION

Summary Compensation

Set forth below is the aggregate compensation for services rendered in all capacities to us during the three fiscal years ended June 30, 2012 by our chief executive officer and by our four other most highly compensated executive officers during fiscal 2012 (collectively the “Named Officers”).

Name and	Year	Salary	Option	All Other
Principal Position	Ended		Awards (1)	Compensation	Total
	June 30
		$	$	$	$
Edward F. Spink	2012	229,886	643	—	230,529
Chief Executive Officer	2011	224,596	722	—	225,318
	2010	191,576	1,840	—	193,416

Egbert Q. van Everdingen,	2012	204,346	643	—	204,989
President, Secretary-Treasurer	2011	199,641	722	—	200,363
	2010	171,664	1,840	—	173,504

Carl A. Young	2012	160,179	1,031	—	161,210
Chief Financial Officer	2011	137,454	961	—	138,415
	2010	140,958	1,840	—	142,798

Richard C. Gimpel,	2012	127,403	—	—	127,403
VP – Marketing & Sales (3)	2011	122,173	—	—	122,173
	2010	104,584	—	13,432(2)	118,016

Robert A. Allan	2012	122,575	—	—	122,575
VP – Engineering	2011	119,786	—	—	119,786
	2010	105,075	—	—	105,075

1)

This column represents the aggregate grant date fair value of option awards granted in fiscal 2010, 2011 and 2012, calculated in accordance with ASC Topic 718, “Compensation – Stock Compensation”. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. The fair value of the option award was calculated using the closing price of our common stock on the date of grant. For additional information, refer to note 13 of our financial statements in this Form 10-K. Amounts in this column reflect our accounting expense for these awards and may not correspond to the actual value that will be recognized by the named executive officers.

2)	This represents commission paid on orders received prior to fiscal 2007.

3)	Mr. Gimpel left our company on July 23, 2012.

The recognized stock-based compensation expense listed as Option Awards for Mr. Spink in the above Summary Compensation Table was derived from an award of 25,000 options as an employee made on December 11, 2009 at an exercise price of $0.79, an award of 25,000 options as a director made on December 9, 2010 at an exercise price of $0.31 and an award of 25,000 options as an employee made on December 8, 2011 at an exercise price of $0.27.

The recognized stock-based compensation expense listed as Option Awards for Mr. van Everdingen in the above Summary Compensation Table was derived from an award of 25,000 options as an employee made on December 11, 2009 at an exercise price of $0.79, an award of 25,000 options as a director made on December 9, 2010 at an exercise price of $0.31 and an award of 25,000 options as an employee made on December 8, 2011 at an exercise price of $0.27.

The recognized stock-based compensation expense listed as Option Awards for Mr. Young in the above Summary Compensation Table was derived from an award of 15,000 options as an employee made on December 11, 2009 at an exercise price of $0.79, an award of 25,000 options as an employee made on December 9, 2010 at an exercise price of $0.31 and an award of 25,000 options as an employee made on December 8, 2011 at an exercise price of $0.27.

The options reflected in the table as having been granted December 11, 2009 to Messrs. Spink, van Everdingen and Young, in their respective capacities as employees will not become exercisable prior to December 11, 2012 for Mr. Young and prior to December 11, 2014 for Messrs. Spink and van Everdingen. The options reflected in the table as having been granted December 9, 2010 to Messrs. Spink, van Everdingen and Young, in their respective capacities as employees will not become exercisable prior to December 9, 2013 for Mr. Young and prior to December 9, 2015 for Messrs. Spink and van Everdingen. The options reflected in the table as having been granted December 8, 2011 to Messrs. Spink, van Everdingen and Young, in their respective capacities as employees will not become exercisable prior to December 8, 2014 for Mr. Young and prior to December 8, 2016 for Messrs. Spink and van Everdingen.

None of our executive officers are employed pursuant to an employment agreement.

OUTSTANDING EQUITY AWARDS AT JUNE 30, 2012

	Number of Shares Underlying Unexercised Options Exercisable	Number of Shares Underlying Unexercised Options Unexercisable	Exercise Price	Expiration Date
Edward F. Spink	20,000	—	$0.84	12/11/2015
	20,000	—	$0.30	12/11/2016
	—	25,000 (1)	$0.79	12/11/2017
	—	25,000 (3)	$0.31	12/09/2018
	—	25,000 (5)	$0.27	12/08/2019

Egbert Q. van Everdingen	20,000	—	$0.84	12/11/2015
	20,000	—	$0.30	12/11/2016
	—	25,000 (1)	$0.79	12/11/2017
	—	25,000 (3)	$0.31	12/09/2018
	—	25,000 (5)	$0.27	12/08/2019

Carl A. Young	—	15,000 (2)	$0.79	12/11/2017
	—	25,000 (4)	$0.31	12/09/2018
	—	25,000 (6)	$0.27	12/08/2019

1)	Options vest on December 11, 2014.
2)	Options vest on December 11, 2012.
3)	Options vest on December 9, 2015.
4)	Options vest on December 9, 2013.
5)	Options vest on December 8, 2016.
6)	Options vest on December 8, 2014.

COMPENSATION OF DIRECTORS

	Fees Earned	Option Awards (1)	Total
	$	$	$
Richard R. Hurd	28,000	4,400	32,400
Ken Kivenko	23,923	4,400	28,323
Glen O. Wright	19,936	4,400	24,336
Raymond L. Alarie	18,690	4,400	23,090
F. Eugene Deszca	15,700	4,400	20,100

1)

This column represents the aggregate grant date fair value of option awards granted in fiscal 2012, calculated in accordance with ASC Topic 718, “Compensation – Stock Compensation”. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. The fair value of the option award was calculated using the closing price of our common stock on the date of grant. For additional information, refer to note 13 of our financial statements in this Form 10-K. Amounts in this column reflect our accounting expense for these awards and do not correspond to the actual value that will be recognized by the named directors.

Our non-executive directors are paid $3,000 per quarter and $500 for each regularly scheduled board meeting or committee meeting attended in person and $250 for each meeting attended by phone. In addition to the above-noted fees, the board and the audit committee chairperson each receive $3,000 per quarter and the compensation committee chairperson receives $750 per quarter. The special committee members each receive $3,000 per quarter, plus $500 per quarter in which they attend committee meetings. All of our non-executive directors are periodically granted stock options, typically on a yearly basis. Non-executive directors receive reimbursement of out-of-pocket expenses incurred for each board meeting or committee meeting attended. During the fiscal year ended June 30, 2012, there was a grant of 20,000 options to each non-executive director, which vested immediately, had an exercise price of $0.27 and an expiration date of December 7, 2019.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of September 21, 2012 the shares of our common stock beneficially owned by each person who, to our knowledge, is the holder of 5% or more of our common stock, by each of our directors, by the Named Officers and by all of our executive officers and directors as a group.

	Number of Shares		Approximate Percentage of
Name and Address of Beneficial Owner or Identity or Group*	Beneficially Owned (1)		Class
Dr. Donald R. Spink, Sr.	1,223,599	(2)	6.4%
Edward F. Spink	1,297,527	(3)	6.8%
Egbert Q. van Everdingen	365,827	(3)	1.9%
Richard H. Hurd	176,137	(4)	**
Glen O. Wright	151,000	(4)	**
Ken Kivenko	122,500	(4)	**
Raymond L. Alarie	430,000	(5)	2.2%
F. Eugene Deszca	230,000	(5)	1.2%
Carl A. Young	154,058		**
David J. Hobson	47,662		**
Robert A. Allan	155,000		**
Richard C. Gimpel	50,000		**
Bard Associates, Inc. (6)	3,567,303		18.6%
Perritt Funds, Inc. (7)	1,110,000		5.8%

All Executive Officers and Directors as a group (10 persons)	3,179,621	(8)	16.6%

(*)	Unless otherwise indicated, address of each person is c/o TurboSonic Technologies, Inc. 550 Parkside Drive, Suite A-14, Waterloo, Ontario, N2L 5V4, Canada.

(**)	Less than 1%.

	(1)	Unless otherwise indicated, all persons named below have sole voting and investment power over listed shares.
	(2)	Includes 781,749 TurboSonic Canada Shares owned by Canadian numbered corporation, over which shares Dr. Spink exercises voting control.
	(3)	Includes 40,000 shares issuable upon exercise of vested options.
	(4)	Includes 100,000 shares issuable upon exercise of vested options.
	(5)	Includes 80,000 shares issuable upon exercise of vested options
(6)

Pursuant to a Schedule 13G filed on January 31, 2012, Bard Associates, Inc., an investment adviser, has the sole power to direct the disposition of 3,567,303 shares and the sole power to direct the vote of 153,750 shares. The address of the beneficial owner is 135 South LaSalle St., Suite 3700, Chicago, IL 60603.

(7)

Pursuant to a Schedule 13G filed on February 14, 2012, Perritt Funds, Inc., a registered investment company, has the shared power to direct the disposition of, and the shared power to direct the vote of, 1,110,000 shares. The address of the beneficial owner is 300 South Wacker Drive, Suite 2880, Chicago, IL 60606.

	(8)	Includes 540,000 shares issuable upon exercise of vested options.

Securities Authorized for Issuance Under Equity Compensation Plans:

The following table provides information as of June 30, 2012 about our equity compensation plans:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average – Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders:
- 2008 Stock Plan	540,000	$0.4870	260,000
- 2003 Stock Plan	215,000	$0.4112	297,500

Total	755,000	$0.4740	557,500

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Our Board of Directors has determined that Ken Kivenko, Richard H. Hurd, Glen O. Wright, Raymond L. Alarie and F. Eugene Deszca, who collectively constitute a majority of the members of our board of directors, each meets the general independence criteria set forth in the Nasdaq Marketplace rules.

There has not been any reportable transaction since July 1, 2010, and there are no currently proposed transactions, between us and any “related person” as defined in the rules of the SEC.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees for professional services provided by our principal independent auditors in each of the last two fiscal years, in each of the following categories are as follows:

	2012	2011
Fees billed by Deloitte & Touche LLP:	$	$
Audit fees	119,191	161,731
Audit-related fees	—	—
Tax fees	16,714	29,674
Other	—	—
	135,905	191,405

Audit fees services include fees associated with the annual audit, quarterly reviews, assistance with and review of documents filed with the Securities and Exchange Commission, including registration statements in fiscal 2012. Audit-related fees principally would consist of accounting consultations and internal control reviews outside the scope of the audit. Tax fees include tax compliance and tax consultations.

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

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, incorporated by reference herein:

Exhibit Number	Exhibit Description
2.1	Agreement and Plan of Merger, dated as of October 10, 2012, by and among MEGTEC Systems, Inc., MTS WSP, Inc. and TurboSonic Technologies, Inc. (10)
3.1	Certificate of Incorporation of TurboSonic Technologies (1)
3.2	Certificate of Amendment of Certificate of Incorporation of TurboSonic Technologies (2)
3.3	Certificate of Correction of Certificate of Amendment of TurboSonic Technologies (3)
3.4	Certificate of Designation, Number, Powers, Preferences and Relative, Participating, Optional, and other Special Rights and the Qualifications, Limitations, Restrictions, and other distinguishing characteristics of Special Voting Preferred Stock (2).
3.5	Amended and Restated By-laws of TurboSonic Technologies (4)
4.1	Form of certificate evidencing share of common stock (2)
4.2	Secured Promissory Note, dated as of October 10, 2012, among TurboSonic Technologies, Inc., TurboSonic Canada, Inc. and TurboSonic Inc., as borrowers, and MEGTEC Systems, Inc., as lender thereto (10)
10.1 *	2003 Stock Plan (5)
10.2 *	2008 Stock Plan (6)
10.3	Facility Agreement dated May 12, 2011 by and between TurboSonic Inc. and HSBC Bank Canada (11)
10.4	General Security Agreement dated June 20, 2011 by and between TurboSonic Inc. and HSBC Bank Canada (11)
10.5	General Security Agreement dated June 20, 2011 by and between TurboSonic Canada Inc. and HSBC Bank Canada (11)
10.6	Guarantee dated as of June 20, 2011 by and between TurboSonic Canada Inc. and HSBC Bank Canada (11)
10.7	Investment Agreement, dated as of October 28, 2011, by and between TurboSonic Technologies and Dutchess Opportunity Fund, II, LP, a Delaware Limited Partnership (7)
10.8	Registration Rights Agreement, dated as of October 28, 2011, by and between TurboSonic Technologies and Dutchess Opportunity Fund, II, LP, a Delaware Limited Partnership (8)
10.9	Intellectual Property License Agreement, dated as of October 10, 2012, by and between MEGTEC Systems, Inc., and its direct, wholly-owned subsidiaries, as licensee, and TurboSonic Technologies Inc. and TurboSonic Inc. and their direct wholly-owned subsidiaries, as Licensor (10)
10.10	Second Lien Security Agreement, dated as of October 10, 2012, is by and between TurboSonic Technologies, Inc., as debtor, and MEGTEC Systems, Inc., as secured party (10)
10.11	Trademark Security Agreement, dated as of October 10, 2012, by and between TurboSonic Technologies, Inc., as debtor, and MEGTEC Systems, Inc., as secured party (10)
10.12	Patent Security Agreement, dated as of October 10, 2012, by and between TurboSonic Technologies, Inc., as debtor, and MEGTEC Systems, Inc., as secured party (10)
10.13	General Security Agreement, dated as of October 10, 2012, by and among TurboSonic Technologies, Inc., TurboSonic Canada, Inc. and TurboSonic Inc., as debtors, and MEGTEC Systems, Inc., as secured party (10)
14.1	Code of Ethics (9)
21.1	Subsidiaries of TurboSonic Technologies
23.1	Consent of Deloitte & Touche LLP
31.1	Rule 13a-14(a)/15d-14(a) Certifications
31.2	Rule 13a-14(a)/15d-14(a) Certifications
32.1	Section 1350 Certifications
101

The following financial information from TurboSonic Technologies, Inc.'s Annual Report on Form 10- K for the year ended June 30, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at June 30, 2012 and 2011, (ii) Consolidated Statements of (Loss) and Comprehensive (Loss) for the years ended June 30, 2012 and 2011, (ii) Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2012 and 2011, (iv) Consolidated Statements of Cash Flows for the years ended June 30, 2012 and 2011, (v) Notes to Consolidated Financial Statements.

* Compensatory Plan

(1)	Filed on April 9, 1993 as an exhibit to our Registration Statement on Form S-1 (File Number 33-60856) and incorporated herein by reference.

(2)	Filed on November 18, 1997 as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended April 30, 1996 and incorporated herein by reference.

(3)	Filed on September 30, 2002 as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2002 and incorporated herein by reference.

(4)	Filed on August 26, 2010 as an exhibit to our Current Report on Form 8-K dated August 23, 2010 and incorporated by reference.

(5)	Filed on November 12, 2002 as an exhibit to our proxy statement for the 2002 annual meeting, and incorporated herein by reference.

(6)	Filed on November 6, 2007 as an exhibit to our proxy statement for the 2007 annual meeting, and incorporated herein by reference.

(7)	Filed on November 10, 2011 as an exhibit to Amendment No. 1 to our Registration Statement on Form S-1 (File Number 333-177647) and incorporated herein by reference.

(8)	Filed on October 31, 2011 as an exhibit to our Current Report on Form 8-K dated October 28, 2011 and incorporated herein by reference.

(9)	Filed on September 28, 2004 as an exhibit to our Annual Report on Form 10-KSB for the year ended June 30, 2004 and incorporated herein by reference.

(10)	Filed on October 15, 2012 as an exhibit to our Current Report on Form 8-K, dated October 10, 2012, and incorporated herein by reference.

(11)	Filed on September 23, 2011 as an exhibit to our Annual Report on Form 10-K for the fiscal year ended June 30, 2011 and incorporated herein by reference.

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES
Incorporated Under the Laws of Delaware, United States

REPORT OF INDEPENDENT REGISTERED CHARTERED ACCOUNTANTS

To the Board of Directors and Stockholders of
TurboSonic Technologies, Inc.

We have audited the accompanying consolidated balance sheets of TurboSonic Technologies, Inc. and its subsidiaries (the “Company”) as of June 30, 2012 and 2011, and the related consolidated statements of (loss) and comprehensive (loss), stockholders’ equity, and cash flows for each of the two years in the period ended June 30, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of TurboSonic Technologies, Inc. and its subsidiaries as of June 30, 2012 and 2011, and the results of their operations and their cash flows for each of the two years in the period ended June 30, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements for the year ended June 30, 2012 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company’s recurring losses from operations and accumulated deficit raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are discussed in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Deloitte & Touche LLP

Independent Registered Chartered Accountants
Licensed Public Accountants
Kitchener, Canada
October 15, 2012

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES
Incorporated Under the Laws of Delaware, United States

CONSOLIDATED BALANCE SHEETS

As at June 30		[expressed in United States dollars]

		2012	2011
		$	$
ASSETS
Current
Cash and cash equivalents		1,066,719	1,674,204
Accounts and other receivables, net [note 5]		4,086,913	2,755,570
Retentions receivable		437,097	244,974
Inventories [note 6]		128,211	96,625
Deferred contract costs and unbilled revenue [note 7]		820,024	1,492,747
Income taxes recoverable		40,252	24,538
Other current assets		22,136	87,575
Total current assets		6,601,352	6,376,233
Property and equipment, less accumulated depreciation and amortization [note 8]		50,263	123,262
Goodwill [note 10]		--	398,897
Deferred income taxes [note 14]		--	1,070,592
Other assets		10,947	13,915
		61,210	1,606,666
Total assets		6,662,562	7,982,899

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable		1,761,105	1,249,391
Accrued compensation charges		467,227	444,374
Accrued warranty provision [note 9]		63,017	60,000
Accrued other charges		337,891	295,199
Unearned revenue and contract advances [note 7]		2,083,925	1,152,869
Total current liabilities		4,713,165	3,201,833

Commitments and contingencies [note 11]
Stockholders’ equity [note 13]
Share capital
Authorized
30,000,000	common shares, par value $0.10 per share
1,500	preferred shares, no par value
Issued
18,460,096	common shares [2011 – 18,435,773]
94,016	common shares reserved for the conversion of the subsidiary’s Class B exchangeable shares [2011 – 118,339]	2,900,434	2,900,434
Additional paid-in capital		4,246,312	4,207,958
		7,146,746	7,108,392
Accumulated other comprehensive income		888,314	996,007
Accumulated deficit		(6,085,663)	(3,323,333)
Total stockholders’ equity		1,949,397	4,781,066
Total liabilities and stockholders’ equity		6,662,562	7,982,899

See accompanying notes

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES
Incorporated Under the Laws of Delaware, United States

CONSOLIDATED STATEMENTS OF (LOSS) AND COMPREHENSIVE (LOSS)

Years ended June 30	[expressed in United States dollars]

	2012	2011
	$	$
CONTRACT REVENUE AND SALES
OEM systems revenue	12,547,615	10,154,521
Aftermarket revenue	3,742,180	3,584,776
	16,289,795	13,739,297

CONTRACT COSTS AND COST OF SALES
OEM systems contract costs and costs of sales	10,195,662	7,845,111
Aftermarket contract costs and cost of sales	2,224,644	2,154,248
	12,420,306	9,999,359
Gross profit	3,869,489	3,739,938

EXPENSES
Selling, general and administrative	5,076,611	5,032,042
Research and development	63,790	182,007
Depreciation and amortization [note 8]	67,106	170,786
Goodwill impairment [note 10]	398,897	--
	5,606,404	5,384,835

(Loss) from operations	(1,736,915)	(1,644,897)
Interest income	732	3,489
Interest expense	(4,749)	(6,076)
(Loss) before income taxes	(1,740,932)	(1,647,484)
Provision for (recovery of) income taxes [note 14]	1,021,398	(53,340)
Net (loss)	(2,762,330)	(1,594,144)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(107,693)	243,897
Comprehensive (loss)	(2,870,023)	(1,350,247)

Basic (loss) per share [note 15]	($0.15)	($0.09)
Diluted (loss) per share [note 15]	($0.15)	($0.09)

Basic weighted average number of shares [note 15]	18,554,112	17,037,418
Diluted weighted average number of shares [note 15]	18,554,112	17,037,418

See accompanying notes

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES
Incorporated Under the Laws of Delaware, United States

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

As at June 30					[expressed in United States dollars]

					Accumulated
	Common shares		Additional		other	Total
	[Note 13]		paid-in	Accumulated	comprehensive	stockholders’
	Shares	Amount	capital	Deficit	Income	equity
	#	$	$	$	$	$
Balance – June 30, 2010	15,138,054	2,558,806	3,663,669	(1,729,189)	752,110	5,245,396
Net (loss)	—	—	—	(1,594,144)	—	(1,594,144)
Stock-based compensation [note 13]	—	—	32,831	—	—	32,831
Translation adjustment	—	—	—	—	243,897	243,897
Issuance of shares[note 13]	3,416,058	341,628	511,458	—	—	853,086

Balance – June 30, 2011	18,554,112	2,900,434	4,207,958	(3,323,333)	996,007	4,781,066
Net (loss)	—	—	—	(2,762,330)	—	(2,762,330)
Stock-based compensation [note 13]	—	—	38,354	—	—	38,354
Translation adjustment	—	—	—	—	(107,693)	(107,693)

Balance – June 30, 2012	18,554,112	2,900,434	4,246,312	(6,085,663)	888,314	1,949,397

See accompanying notes

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES
Incorporated Under the Laws of Delaware, United States

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended June 30	[expressed in United States dollars]

	2012	2011
	$	$
OPERATING ACTIVITIES
Net (loss)	(2,762,330)	(1,594,144)
Add charges to operations not requiring a current cash payment:
Stock-based compensation expense [note 13]	38,354	32,831
Depreciation and amortization [note 8]	67,106	170,786
Goodwill impairment [note 10]	398,897	--
Deferred income taxes	1,050,925	(40,260)
Net change in non-cash assets and liabilities related to operations [note 16]	552,108	345,336
Cash (used in) operating activities	(654,941)	(1,085,451)

INVESTING ACTIVITY
Purchase of property and equipment	--	(44,534)
Cash (used in) investing activity	--	(44,534)

FINANCING ACTIVITIES
(Repayment) of obligations under long-term debt and capital leases	--	(152,953)
Proceeds from issuance of common shares [note 13]	--	853,086
Cash provided by financing activities	--	700,133

Effect of exchange rate changes on cash and cash equivalents	47,456	67,527

Net cash (used) during year	(607,485)	(362,325)
Cash and cash equivalents, beginning of year	1,674,204	2,036,529
Cash and cash equivalents, end of year	1,066,719	1,674,204

Supplemental cash flow information:
Interest paid	(4,749)	(6,075)
Interest received	732	3,489
Income taxes paid	(3,691)	(10,558)

See accompanying notes

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	Notes to Consolidated Financial Statements
Year ended June 30, 2012

1. ORGANIZATION AND BUSINESS DESCRIPTION

TurboSonic Technologies, Inc., directly and through subsidiaries, designs and markets integrated air pollution control and liquid atomization technology, including industrial gas cooling/conditioning systems, to ameliorate or abate industrial environmental problems.

2. GOING CONCERN UNCERTAINTY

These audited consolidated financial statements have been prepared on a going concern basis, which presumes that assets will be realized and liabilities discharged in the normal course of business over the foreseeable future. We have incurred significant losses during the three fiscal years ended June 30, 2012, which losses have reduced our cash and stockholders' equity. These conditions raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on achieving a profitable level of operations, and our ability to secure additional sources of financing. We are actively pursuing additional financing and subsequent to year end, we entered into a series of related transactions designed to address these concerns (Note 18). However, there can be no certainty with respect to the timing and receipt of any additional financing or the success of the proposed transactions described in Note 18.

These audited consolidated financial statements do not include any of the adjustments to the amounts or classification of assets and liabilities that may be required should we be unable to continue as a going concern.

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

Goodwill

Goodwill, which resides entirely in the Aftermarket business segment, represents the excess of purchase price over the fair value of net assets acquired at the time of the combination of Turbotak Technologies Inc. and Sonic Environmental Systems, Inc. into TurboSonic Technologies, Inc. in 1997. Goodwill is tested annually for impairment during the fourth quarter or more frequently if it is warranted by changes in events and circumstances that indicate goodwill is more likely than not impaired. These events and circumstances may include a significant change in legal factors or in the business climate, a significant decline in the Company’s share price, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, significant disposal activity and the testing of recoverability for a significant asset group, among other factors.

Goodwill is tested for impairment using a two-step process. The first step involves comparing the segment’s estimated fair value to its carrying amount, including goodwill. If the estimated fair value of the segment exceeds its carrying amount, goodwill is not considered to be impaired. If the carrying amount exceeds the estimated fair value, there is an indication of potential impairment and the second step of the goodwill impairment test is performed to measure the impairment amount. The second step involves determining an implied fair value of goodwill for the segment, which is calculated by measuring the excess of the estimated fair value of the Company over the aggregated estimated fair values of identifiable assets and liabilities. The second step involves significant judgment on the selection of assumptions necessary to arrive at an implied fair value of goodwill. These assumptions include, but are not limited to, development of multi-year business cash flow forecasts, the selection of discount rates and the identification and valuation of unrecorded assets. If, after conducting the second step of the test, the carrying amount of goodwill exceeds its implied fair value, a non-cash impairment loss is recognized in an amount equal to that excess.

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
Year ended June 30, 2012

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES continued

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

Contract claims against the customer are recorded as revenue only upon award or settlement. The amounts recorded, if material, are disclosed in the notes to the consolidated financial statements. Costs attributable to claims are treated as costs of contract performance, as incurred. There were no material contract claims filed in either fiscal 2012 or 2011.

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

Income taxes

ASC Topic 740, “Income Taxes” (“ASC Topic 740”), requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance against the deferred tax assets is provided when it is more likely than not that a portion or all of a deferred tax asset will not be realized.

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	Notes to Consolidated Financial Statements
Year ended June 30, 2012

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES continued

Accounting for Uncertainty in Income Taxes

In accordance with FIN 48, as codified in ASC Subtopic 740-10, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“ASC Subtopic 740-10”) we recognize, measure, present, and disclose in our consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return that are more likely than not to be sustained under examination by the taxing authorities, based on the technical merits of the positions. Claims under the Canadian “Scientific Research & Development” program for fiscal year 2012 have yet to be submitted [see note 12].

Advertising costs

All costs associated with advertising and promoting products are expensed as incurred. Advertising and promotion expense was $78,282 in 2012 [$106,024 in 2011].

Stock-based compensation

We account for stock-based payments in accordance with ASC Topic 718, “Compensation – Stock Compensation” (“ASC Topic 718”), which requires compensation cost relating to stock-based payment transactions be recognized in the financial statements based on the estimated fair value of the equity or liability instrument issued.

We use the Black-Scholes option pricing model to estimate the fair value of such awards. ASC Topic 718 requires forfeitures of stock-based awards to be estimated at the time of the grant and revised in subsequent periods, if actual forfeitures differ from initial estimates. Therefore, expenses related to stock-based payments and recognized in the years ended June 30, 2012 and 2011 have been reduced for estimated forfeitures. Forfeitures and expected terms were estimated based on historical experience. See Note 11 for more information regarding the assumptions used in estimating the fair value of stock options.

Warranty

We carry a reserve based upon historical warranty claims experience. Additionally, warranty accruals are established on the basis of anticipated future expenditures as specific warranty obligations are identified, and are expensed directly to cost of sales. Expenditures have not exceeded accruals in any year.

Loss per share

Basic (loss) per share is computed by dividing net (loss) available to common stockholders by the weighted average number of common shares outstanding during the year. In computing the (loss) per share, the TurboSonic Canada Inc. Class B exchangeable shares, disclosed in note 11, are considered outstanding common stock of TurboSonic Technologies, Inc. Diluted (loss) per share reflects the per share amount under the treasury stock method that would have resulted if dilutive potential common stock had been converted to common stock.

Foreign currency translation

The functional currency of TurboSonic is the United States dollar. European and Canadian-based operations maintain their accounts in their respective local currencies. Transactions incurred in currencies other than the functional currency are converted to the functional currency at the transaction date. All foreign currency transaction gains and losses are included in net (loss). The financial statements of our foreign subsidiaries have been translated into United States dollars in accordance with ASC Subtopic 830-30, “Translation of Financial Statements” (“ASC Subtopic 830-30”). All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Income statement amounts have been translated using monthly average exchange rates. The gains and losses resulting from the changes in exchange rates from year to year have been reported separately in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity.

Use of estimates

The preparation of the consolidated financial statements, in accordance with US GAAP, requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expense during the period. Estimates have been employed in the areas of revenue recognition, allowance for doubtful accounts, deferred taxes, investment tax credits, uncertain tax positions, stock-based compensation expense, contingencies, goodwill impairment testing, inventory obsolescence, warranty provision and valuation of long-lived assets and liabilities. Actual results could differ from those estimates.

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
Year ended June 30, 2012

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES continued

Impact of recently issued accounting standards

Improving Disclosures about Fair Value Measurements

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, “Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). ASU 2010-06 amends ASC Topic 820, Fair Value Measurements and Disclosures, (“ASC Topic 820”), to add new requirements for disclosures about transfers into and out of Level 1 and 2 and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements. The ASU also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. ASU 2010-06 is effective for the first reporting period beginning after December 15, 2009, which is our reporting period ending March 31, 2010, except for the requirement to provide the Level 3 activity of purchases, sales issuances, and settlements on a gross basis, which is effective for fiscal years beginning after December 15, 2010, which is our fiscal year beginning July 1, 2011. The adoption of ASU 2010-06 and the revised Level 3 disclosures has not had a material impact on our company.

Common Fair Value Measurement and Disclosure

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and IFRSs” (“ASU 2011-04”). ASU 2011-04 amends the wording used to describe many of the requirements in US GAAP for measuring fair value and for disclosing information about fair value measures. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011, with the option of early adoption. The adoption of this standard on January 1, 2012 did not have a material impact on our results of operations or disclosures.

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

Testing Goodwill for Impairment

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-08 (“ASU 2011-08”), Testing Goodwill for Impairment. ASU 2011-08 provides an entity the option to first assess qualitative factors in determining whether the existence of certain events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the performance of the two-step impairment test is unnecessary. If, however, an entity determines that is it more likely than not that the fair value is less than the carrying amount, the first step of the impairment test (calculation of the reporting unit’s fair value) is required. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal periods beginning after December 15, 2011. Early adoption is permitted, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. We performed our annual goodwill impairment test as of April 1 and performed a retest as of June 30, primarily the result of a drop in our share price below previous levels at which impairment may be indicated, to identify if there is any impairment to the goodwill using a fair value methodology by reporting unit. We have early adopted the provisions of ASU 2011-08 as of June 30, 2012. The adoption of this amendment did not have a material impact on our results of operations.

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	Notes to Consolidated Financial Statements
Year ended June 30, 2012

4. FINANCIAL INSTRUMENTS

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

As at June 30, 2012, we had two customers that comprised 44% of the total trade receivable balance and had three customers that comprised 46% of the total trade receivable balance at June 30, 2011.

Our cash balances are maintained in one United States chartered bank, which is an AA rated (deposit and senior debt) financial institution, in two Canadian chartered banks, which are AA rated financial institutions and in one Italian chartered bank, which is a BBB rated financial institution.

Currency Risk

Currency risk is the risk to our earnings that arises from fluctuations of foreign exchange rates and the degree of volatility of these rates. We may use forward contracts to reduce our exposure to foreign currency risk. There are no outstanding instruments at this time. Our actual currency risks relate to appreciation of the Euro and Canadian dollar opposite the U.S. dollar.

5. ACCOUNTS AND OTHER RECEIVABLE
	2012	2011
	$	$
Trade accounts receivable	3,719,947	2,323,726
Value-added taxes receivable	545,331	433,552
Valuation allowance for value-added taxes receivable	(178,365)	--
Allowance for doubtful accounts	--	(1,708)
	4,086,913	2,755,570

Bad debt expense related to trade accounts receivable was $ nil in 2012 and $1,890 in 2011. Recovery of doubtful accounts was recorded for fiscal 2012 of $ nil and $2,322 for fiscal 2011. The valuation allowance for value added taxes relates to the denial on appeal of the refund of value-added taxes in a foreign jurisdiction. We are preparing an additional appeal based on the reasons for rejection of the first appeal.

6. INVENTORIES
	2012	2011
	$	$
Finished goods	143,563	119,617
Reserve for obsolescence	(15,352)	(22,992)
	128,211	96,625

7. COST AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS
	2012	2011
	$	$
Costs incurred on uncompleted contracts	23,440,462	23,205,796
Estimated earnings	7,844,505	8,961,009
	31,284,967	32,166,805
Less: billings to date	(32,548,868)	(31,826,927)
	(1,263,901)	339,878

The above is included in the accompanying consolidated balance sheets under the following captions:

	2012	2011
	$	$
Deferred contract costs and unbilled revenue	820,024	1,492,747
Unearned revenue and contract advances	(2,083,925)	(1,152,869)
	(1,263,901)	339,878

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	Notes to Consolidated Financial Statements
Year ended June 30, 2012

8. PROPERTY AND EQUIPMENT

		Accumulated	Net Book
	Cost	Depreciation	Value
		& Amortization
2012	$	$	$
Office equipment	1,292,778	1,261,796	30,982
Other equipment	732,195	712,963	19,232
Leasehold improvements	73,608	73,559	49
	2,098,581	2,048,318	50,263

		Accumulated	Net Book
	Cost	Depreciation	Value
		& Amortization
2011	$	$	$
Office equipment	1,351,363	1,258,516	92,847
Other equipment	758,458	729,996	28,462
Leasehold improvements	77,393	75,440	1,953
	2,187,214	2,063,952	123,262

Total depreciation and amortization incurred during fiscal 2012 was $67,106 [2011 - $170,786].

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

	2012	2011
	$	$
Balance, beginning of year	60,000	94,214
Payments	(62,490)	(30,544)
Provisions (recoveries)	66,007	(10,782)
Foreign exchange adjustments	(500)	7,112
Balance, end of year	63,017	60,000

10. GOODWILL IMPAIRMENT

At April 1, 2012, we performed the first step of the annual impairment test and determined that an impairment charge to goodwill was not warranted. Primarily as the result of a significant drop in our share price at June 30, 2012, combined with the additional factors discussed below, we once again performed the first step of the annual impairment test as at June 30, 2012 and determined that an impairment charge to goodwill was warranted. The estimated fair value of the segment was determined utilizing a discounted cash flow approach. We believe that the main factors leading to the impairment was a decline in its share price below book value and significant doubt over our ability to continue as a going concern. Other factors considered in this analysis included delays in regulations, slower than expected bookings and continued losses in operations. The result of this analysis was that the carrying value of the segment exceeded its estimated fair value as at the balance sheet date, and as such, the second step of the goodwill impairment test was performed.

In the second step of the impairment test, the impairment loss was measured by estimating the implied fair value of the segment’s goodwill and comparing it with its carrying value. Using the segment’s fair value determined in the first step as the acquisition price in a hypothetical acquisition of the segment, the implied fair value of goodwill was calculated as the residual amount of the acquisition price after allocations made to the fair value of net assets, including working capital, plant and equipment and both recognized and unrecognized intangible assets. Based on the results of the second step of the goodwill impairment test, it was concluded that the carrying value of goodwill was impaired. Consequently, the Company recorded a goodwill impairment charge of $398,897 and reported this amount as a separate line item in the Consolidated Statements of (Loss) and Comprehensive (Loss).

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	Notes to Consolidated Financial Statements
Year ended June 30, 2012

11. COMMITMENTS AND CONTINGENCIES

[a] Operating leases

We have entered into operating leases, expiring through 2017, for office equipment and premises. Total minimum annual payments under these leases for the years after June 30, 2012 are as follows:

$
2013	100,314
2014	29,583
2015	18,773
2016	18,773
2017	3,129
170,572

Rental expense for office equipment and premises was $141,264 in 2012 [$148,639 in 2011].

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

On October 6, 2005 a statement of claim was filed against our company in the Ontario Superior Court of Justice (Canada) by Abuma Manufacturing Limited, one of our vendors, in which they claimed additional charges for work performed and refute our claim for back charges on a specific project. The claim was for CAD $95,647 in respect of unpaid accounts, CAD $50,000 for aggravated, punitive and/or exemplary damages, interest on the past due accounts and costs of the action. The claim was settled during pre-trial conference in October 2011. The settlement was not material to our company.

On November 10, 2009 a statement of claim was served against our company and one of our customers in the United States District Court, Western District of Pennsylvania by a competitor, in which it was claimed that a contract awarded to our company in June 2009 had infringed on one of their patents. This patent infringement case, related to our TurboSorb Spray-Dry Absorption (SDA) technology, was settled in fiscal 2012. As a consequence of this settlement, TurboSonic is granted a patent license to pursue SDA opportunities in the U.S. and Canada and continues to freely pursue opportunities in all international markets. The settlement did not have a material effect on our company.

Letters of Guarantee and Bonding

In order to favorably affect our cash position, it is our practice to issue standby letters of credit to foreign customers in return for the early release of advance payments prior to shipment and holdbacks which span the warranty period of the projects. Collateral for these standby letters of credit is provided by Export Development Canada (“EDC”) on a paid-fee basis. We have also purchased insurance against wrongful call of these standby letters of guarantee for up to 95% of their face value.

In March 2011, our ability to request standby letters of credit under our credit facility with the Canadian Imperial Bank of Commerce (“CIBC”) was reduced by that bank to $3.0 million (from $4.25 million). The standby letters of credit are secured by a general security interest in, and lien upon, our assets and guarantees provided by EDC on a fee-for-service basis. In July 2011, the value of the credit facility was reduced to reflect only the outstanding standby letters of credit and was to automatically reduce as standby letters of credit expired. At June 30, 2012, outstanding standby letters of credit totaling $96,777 remained issued under this letter of credit facility, with 100% guaranteed by EDC.

In May 2011, we reached an agreement with HSBC Bank Canada, with operating affiliates in the U.S. and other countries, which provides for a credit facility for standby letters of credit that is secured by a general security interest in, and lien upon, our assets and guarantees provided by EDC on a fee-for-service basis. This credit facility became operational in August 2011, at which time future use of our prior CIBC credit facilities, discussed above, was terminated.

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	Notes to Consolidated Financial Statements
Year ended June 30, 2012

11. COMMITMENTS AND CONTINGENCIES continued

Under this letter of credit facility, our financial covenant was that 1) the Current Ratio shall exceed 1.20 to 1 at all times, and 2) the Debt to Tangible Net Worth ratio shall not exceed 2.00 to 1 at all times. At June 30, 2011 and all months in fiscal 2012, our Current Ratio exceeded the covenant of 1.20 to 1. At June 30, 2011, our Debt to Tangible Net Worth ratio did not exceed the covenant of 2.00 to 1. In September 2011 and for the months December 2011 to April 2012, our Debt to Tangible Net Worth ratio exceeded the covenant of 2.00 to 1. These financial covenants were removed in the renewed credit facility signed in June 2012.

In June 2012, we renewed our credit facility with HSBC Bank Canada, which provides for a credit facility for standby letters of credit that is secured by a general security interest in, and lien upon, our assets and 100% guarantees provided by EDC on a fee-for-service basis for standby letters of credit issued to May 31, 2012 and, for standby letters of credit issued after that date, which are 50% guaranteed by EDC plus 50% cash secured by our company in the form of a term deposit or GIC pledged to the bank.

The financial covenant for this facility provides that the borrower shall be in default of its obligations to the bank under this credit facility should there be any material adverse change in the operations, ownership, or financial condition of the borrower, as reasonably determined by the bank. We are in compliance with the afore-mentioned covenant with HSBC Bank Canada.

Note that the issuance of standby letters of credit under this HSBC line of credit is subject to obtaining EDC guarantees, 100% or other, and our ability to provide additional supporting collateral up to the value of such standby letters of credit. Our current agreement with EDC, which comes up for renewal in November 2012, currently provides for $225,000 of guarantees at 50% of the standby letter of credit face value, of which a portion has already been committed for issued letters of credit.

At June 30, 2012, we had standby letters of credit for approximately USD $600,000 (USD $1.4 million at June 30, 2011) in place with various customers in order to receive cash proceeds ahead of delivery or end-of-warranty milestones. EDC has provided 100% guarantees to HSBC Bank Canada and CIBC for issued letters of credit prior to May 31, 2012 and 50% guarantees for subsequent letters of credit to be issued through our HSBC Bank Canada facility. We have posted $nil cash reserves at June 30, 2012 ($nil at June 30, 2011) representing our portion of the guarantee for the outstanding letters of credit at those dates.

The following is a list of the outstanding standby letters of credit at June 30, 2012, together with the reason for issuance and the expiry dates:

Expiry Dates	Reason		US$

September 28, 2012	Holdback	67,000 EUR	84,259
November 29, 2012	Holdback	12,518 USD	12,518
June 30, 2013	Performance	276,153 USD	276,153
July 30, 2013	Performance	211,680 EUR	266,209
			639,139

Additionally, at the time of negotiation of certain contracts, we are requested by our customers to provide performance and labor and material bonds, although no performance or labor and material bonds are outstanding at this time. Collateral for these standby letters of credit and bonds is provided by EDC on a paid-fee basis. We have agreed to fully indemnify EDC should there be any call on these standby letters of credit and bonds.

12: CREDIT FACILITY

On September 19, 2011, we entered into an Investment Agreement with Dutchess Opportunity Fund, II, LP for the sale, from time to time, at our discretion, of up to $3.0 million of our common stock during a three-year period at a price equal to 95% of the recent average market price at the time of sale. The extent to which we will need to access any portion or all of the proceeds available under the Investment Agreement will depend in substantial part upon the availability and adequacy of our cash flows from operations so as to enable us to address timing differences that may arise in our need to pay vendors and suppliers in advance of our receipt of contractual progress payments from our customers. The Investment Agreement provides for a floor price of $0.33 per share that applies to any transactions under the Agreement. A registration statement that registers such common stock was declared effective by the SEC in November 2011.

No draw was made to June 30, 2012 against this equity line of credit. As the market price at June 30, 3012 was $0.18, there was no possibility of a draw at that time.

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	Notes to Consolidated Financial Statements
Year ended June 30, 2012

13. STOCKHOLDERS’ EQUITY

We have total authorized share capital of 30,000,000 shares of common stock. In connection with our consolidation with Turbotak Technologies Inc., on August 27, 1997, the stockholders of Turbotak Technologies Inc. exchanged their shares for the Class B exchangeable shares of a wholly owned subsidiary of our company. These shares are exchangeable, at any time, at the election of the holders of such shares, into an equivalent number of shares of our common stock. The Class B exchangeable shares have voting rights through a trustee. During fiscal 2012, 24,323 Class B exchangeable shares [37,173 in 2011] were exchanged for our common stock, leaving 94,016 Class B exchangeable shares outstanding as of June 30, 2012 [118,339 at June 30, 2011].

On December 10, 2010 we completed a registered rights offering, which offered stockholders of record as of November 8, 2010 the right to acquire one share of our common stock for each two shares then held by such persons at a price of $0.34 per share. Stockholders exercised subscription rights to acquire 1,601,611 shares and oversubscription rights to acquire an additional 1,814,447 shares, resulting in our sale of an aggregate of 3,416,058 shares of common stock and our receipt of gross proceeds of $1,161,460 (net proceeds of $853,086, due to issuance costs). Such proceeds were added to our working capital for marketing opportunities stemming from both recent and anticipated enactments by the U.S. Environmental Protection Agency (“EPA”) of more stringent emission standards and rules for certain hazardous air pollutants.

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

The stock, subject to stock rights, shall be authorized unissued shares of our common stock or shares of common stock reacquired by us in any manner. As originally adopted, the aggregate number of shares that could be issued pursuant to the Plans was 625,000 under the 2003 Plan and 800,000 under the 2008 Plan, subject to certain adjustments. At June 30, 2012, the remaining number of shares that could be issued pursuant to the Plans was 260,000 under the 2003 Plan and 297,500 under the 2008 Plan.

Stock-based compensation expense of $38,354 for the fiscal year ended June 30, 2012 ($32,831 for the fiscal year ended June 30, 2011) is included in selling, general and administrative expenses in our consolidated statements of (loss).

A summary of the significant assumptions used in calculating the fair value, using the Black-Scholes method, of our fiscal 2012 and 2011 stock option grants is as follows:

		FY 2012 and 2011 Grants
	Independent	Executive	Independent	Executive
	Directors	Officers	Directors	Officers
	December 8, 2011	December 8, 2011	December 9, 2010	December 9, 2010
Expected dividends	0.00%	0.00%	0.00%	0.00%
Expected volatility	132.40%	115.79%	94.62%	94.63%
Risk-free interest rate	0.39%	0.91%	1.35%	1.35%
Expected term (years)	4.00	6.00	4.00	6.00
Forfeiture rate	0.00%	0.00%	0.00%	0.00%
Stock price on date of grant	$0.27	$0.27	$0.31	$0.31
Number of stock options granted	100,000	75,000	100,000	75,000
Fair value per option on date of grant	$0.22	$0.23	$0.21	$0.24

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	Notes to Consolidated Financial Statements
Year ended June 30, 2012

13. STOCKHOLDERS’ EQUITY continued

For the grants in both fiscal years, the estimated volatility was based on the historical volatility of our common stock, vesting of the options granted to Directors was immediate and vesting of the options granted to executive officers was after three years for one officer and after five years for two officers.

A summary of the status of stock options under our 2003 and 2008 Plans as at June 30, 2011 and June 30, 2012, together with changes during fiscal 2012, is as follows:

				Weighted Average
		Weighted	Weighted	Remaining	Aggregate
		Average	Average Grant	Contractual	Intrinsic
	Shares	Exercise Price	Date Fair Value	Life (In Years)	Value
Stock options outstanding at June 30, 2011	835,000	$0.7139	$0.4792	4.5	$29,750
Stock options expired	(255,000)	$1.1196	$0.5365
Stock options granted	175,000	$0.2700	$0.2243
Stock options outstanding at June 30, 2012	755,000	$0.4740	$0.3417	5.4	$0

Stock options exercisable at June 30, 2011	695,000	$0.7504	$0.4881	4.0	$23,000
Stock options expired	(255,000)	$1.1196	$0.5365
2012 Stock options vested in fiscal 2012	100,000	$0.2700	$0.2200
Stock options exercisable at June 30, 2012	540,000	$0.4870	$0.3330	5.1	$0

As of June 30, 2012, there was $14,638 of total unrecognized compensation expense related to nonvested stock options granted under our 2003 Plan in fiscal 2012. This cost is expected to be recognized over a straight-line period of 54 months, commencing July 2012. The total fair value of stock options that vested during fiscal 2012 and 2011 was $22,030 and $20,625, respectively. As of June 30, 2012, there was no unrecognized compensation expense related to nonvested stock options granted under our 2008 Plan.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value or the aggregate difference between the closing price of our common stock on June 30, 2012 of $0.18 and the excess over the exercise price for in-the-money options that would have been received by optionees if all options had been exercised on June 30, 2012.

14. INCOME TAXES

We believe our income tax provision at June 30, 2012 reflects a full accounting of our tax filings. We are not currently under Internal Revenue Service, state, local or foreign jurisdiction tax examinations. We recognize interest, as estimated or incurred, as other interest expense and we recognize penalties as selling, general and administrative expense. We are subject to ongoing review by tax authorities in the jurisdictions in which we operate. We regularly assess the status of any examinations and the potential for adverse outcomes to determine the adequacy of the provision for income taxes. Our Scientific Research and Experimental Investment Tax Credit (“ITC”) claims as part of our company’s fiscal 2012 Canadian corporate tax filings are not yet complete nor filed. As a result, we have estimated the size of the claims at $ 84,869 ($120,605 in fiscal 2011), related to Scientific Research and Experimental ITCs and have accrued this amount in fiscal 2012. As part of our fiscal 2012 deferred tax analysis, we have established this fiscal year a valuation allowance totaling $2,272,957.

Details of the deferred income tax asset are as follows:
			Valuation
	U.S.	International	Allowance	Total
	$	$	$	$
Opening balance	1,472,834	320,592	(722,834)	1,070,592
Deferred tax asset increase (decrease)	542,516	(45,900)	--	496,616
Increase in U.S. valuation allowance	--	--	(1,292,516)	(1,292,516)
Increase in international valuation allowance	--	--	(257,606)	(257,606)
Foreign exchange adjustments	--	(17,086)	--	(17,086)
Closing balance	2,015,350	257,606	(2,272,956)	--

These adjustments, by means of increases to our valuation allowances, do not reduce the total amount of deferred tax assets in the U.S. of $2,015,350 and international of $257,606 that are available to offset future taxes.

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	Notes to Consolidated Financial Statements
Year ended June 30, 2012

14. INCOME TAXES continued

Details of the provision (recovery) of income taxes are as follows:

	2012	2011
	$	$

Current: - U.S.	3,288	1,307
- Canadian	(32,815)	—
- Italian	—	(14,387)
Total current tax (recovery)	(29,527)	(13,080)
Deferred: - U.S.	750,000	200,493
- Canadian	300,925	(240,753)
Total deferred taxes	1,050,925	(40,260)
Income tax provision (recovery)	1,021,398	(53,340)

Components of the tax provision (recovery) are as follows:

	2012	2011
	$	$

Provision for income tax based on U.S. tax rates	(480,770)	(519,281)
Provision for income tax based on U.S. state tax rates	(39,866)	(21,763)
Provision for income taxes based
on basic Canadian federal income tax rates	18,987	(28,527)
Provision for income taxes based
on basic Canadian provincial income tax rates	14,269	(19,845)
Non-deductible permanent differences	(15,135)	26,854
Investment tax credits recognized	(37,456)	(119,784)
Provincial transitional tax debit (utilized)	4,329	(18,074)
Italian foreign tax credit	—	(57,552)
Other	6,918	18,201
Valuation allowance	1,550,122	722,834
	1,021,398	(53,340)

Italian taxes are applicable to the European branch office and are included in our Canadian subsidiary.

The following is a summary of the statutory income tax rates used:

	2012	2011
	%	%
U.S.	34.0	34.0
U.S state	7.1	7.1
Canadian federal	15.8	17.3
Canadian provincial	11.5	12.0
Italian federal	27.5	27.5

(Loss) before income taxes:
	2012	2011
	$	$
U.S.	(1,812,905)	(1,537,749)
Canadian	71,973	(109,735)
(Loss) before income taxes	(1,740,932)	(1,647,484)

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	Notes to Consolidated Financial Statements
Year ended June 30, 2012

14. INCOME TAXES continued

Income taxes paid are as follows:

	2012	2011
	$	$

Italian federal	—	9,808
U.S. federal	—	—
U.S. state	3,265	750
Canadian federal	426	—
Canadian provincial	—	—
	3,691	10,558
Income tax refunds received are as follows:
	2012	2011
	$	$

Canadian federal	—	50,502
Canadian provincial	—	67,093
	—	117,595

We have unutilized operating losses in the United States of approximately $5,447,281 available for carry forward to reduce income taxes otherwise payable in future years from 2018 to 2032. We have unutilized ITCs in Canada of approximately $199,000 available for carry forward to reduce income taxes otherwise payable in future years from 2030 to 2032 and foreign tax credits (Italy) of approximately $58,000 available for carry forward to reduce income taxes otherwise payable in future years from 2019 to 2020.

Deferred tax (liabilities) and assets are comprised of the following as at June 30:

	2012	2011
	$	$

Difference between tax and accounting basis of property and equipment	20,525	4,553
Reserves not currently deductible	10,738	13,843
Net operating loss carryforward	2,015,350	1,475,897
Investment tax credits, not currently deductible	140,002	212,497
Provincial transitional tax debit	(8,532)	(13,509)
Foreign tax credits – Italy	94,873	100,145
Total deferred tax assets	2,272,956	1,793,426
Valuation allowance for deferred tax assets	(2,272,956)	(722,834)
Net deferred tax asset	—	1,070,592

15. (LOSS) PER SHARE

The following table sets forth the computation of (loss) per share. The effect of dilutive securities is included only when dilutive.

	2012	2011
	$	$
Numerator
Net (loss)	(2,762,330)	(1,594,144)
Denominator
Denominator for earnings per share -
weighted average shares outstanding	18,554,112	17,037,418
Denominator for diluted earnings per share -
adjusted weighted average shares and assumed conversions	18,554,112	17,037,418
Basic (loss) per share	($0.15)	($0.09)
Diluted (loss) per share	($0.15)	($0.09)

The dilutive loss per common share calculated for the fiscal year ended June 30, 2012 excludes the effect of all options outstanding. These amounts were excluded since their inclusion would be anti-dilutive.

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	Notes to Consolidated Financial Statements
Year ended June 30, 2012

16. SUPPLEMENTARY INFORMATION ON CASH FLOWS

	2012	2011
	$	$
Changes in non-cash assets and liabilities related to operations:
(Increase) in accounts receivable	(1,491,524)	(282,654)
(Increase) decrease in retentions receivable	(226,374)	495,500
(Increase) decrease in inventories	(37,195)	9,453
Decrease (increase) in deferred contract costs and unbilled revenue	586,347	(911,208)
(Increase) decrease in income taxes receivable	(18,578)	95,407
Decrease (increase) in other current assets	63,000	(3,386)
Decrease in other assets	3,036	316
Increase in accounts payable	580,551	341,277
Increase in accrued compensation charges	65,866	142,937
Increase (decrease) in accrued warranty charges	4,679	(41,524)
Increase (decrease) in accrued other charges	53,631	(268,673)
Increase in unearned revenue and contract advances	968,669	767,891
	552,108	345,336

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

There are no inter-segment sales, transfers or profit or loss.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

Contract revenue and sales are broken down geographically as follows:

	2012	2011
	$	$
United States	13,127,000	6,510,200
Canada	703,000	322,200
Asia	196,000	—
Greece	218,400	1,497,700
Italy	736,000	1,507,800
Other Europe	810,600	755,700
Brazil	302,500	2,603,700
Other South and Central America	158,500	472,700
Other	37,795	69,297
	16,289,795	13,739,297

The long-lived assets of the two business segments are located in Canada and the U.S. The following table summarizes certain financial data for the customers whom accounted for 10.0% or more of contract revenue or accounts receivable. No other customer accounted for 10.0% or more of revenue in any of the years presented.

	2012	2011
	$	$
Single largest customer
Revenue	20%	11%
Accounts receivable	23%	21%
Second largest customer
Revenue	14%	11%
Accounts receivable	21%	13%
Third largest customer
Revenue	10%	8%
Accounts receivable	--	12%

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	Notes to Consolidated Financial Statements
Year ended June 30, 2012

17. SEGMENTED INFORMATION continued

Contract revenue and sales are broken down by product line as follows:

	2012	2011
	$	$

Catalytic Gas Treatment Systems	3,420,900	886,200
SoniCool™ Evaporative Gas Cooling and Conditioning Systems	2,280,600	1,951,000
SonicKleen™ Wet Electrostatic Precipitation Systems (WESP)	5,359,300	2,225,800
TurboSorb Semi-dry Scrubber Systems	2,834,400	1,621,200
Wet Scrubbers and Gas Absorbers	1,368,300	4,186,400
SCR DeNox Systems	276,900	2,246,200
Atomizing Nozzles, Service and Spare Parts	749,395	622,497
	16,289,795	13,739,297

Industry segments
	OEM Systems	Aftermarket	Other	Total
2012	$	$	$	$
Contract revenue and sales
OEM systems	12,547,615	—	—	12,547,615
Aftermarket	—	3,742,180	—	3,742,180
Total contract revenue and sales	12,547,615	3,742,180	—	16,289,795
(Loss) income from operations	(1,986,692)	249,777	—	(1,736,915)
Interest income	564	168	—	732
Interest expense	(3,658)	(1,091)	—	(4,749)
(Loss) income before income taxes	(1,989,786)	248,854	—	(1,740,932)
Provision for income taxes	786,757	234,641	—	1,021,398
Net (loss) income	(2,776,543)	14,213	—	(2,762,330)

Depreciation and amortization	53,701	13,405	—	67,106
Goodwill impairment	—	398,897	—	398,897
Capital expenditures	—	—	—	—
Segment assets	4,627,681	968,162	1,066,719[1]	6,662,562
Property and equipment	40,210	10,053	—	50,263
Goodwill	—	—	—	—
[1] – Cash and cash equivalents are not allocated between business segments.

Industry segments
	OEM Systems	Aftermarket	Other	Total
2011	$	$	$	$
Contract revenue and sales
OEM systems	10,154,521	—	—	10,154,521
Aftermarket	—	3,584,776	—	3,584,776
Total contract revenue and sales	10,154,521	3,584,776	—	13,739,297
(Loss) income from operations	(2,204,151)	559,254	—	(1,644,897)
Interest income	2,579	910	—	3,489
Interest expense	(4,491)	(1,585)	—	(6,076)
(Loss) income before income taxes	(2,206,063)	558,579	—	(1,647,484)
Recovery of income taxes	(39,423)	(13,917)	—	(53,340)
Net (loss) income	(2,166,640)	572,496	—	(1,594,144)

Depreciation and amortization	136,628	34,158	—	170,786
Capital expenditures	35,627	8,907	—	44,534
Segment assets	5,000,234	1,308,461	1,674,204[1]	7,982,899
Property and equipment	98,610	24,652	—	123,262
Goodwill	—	398,897	—	398,897
[1] – Cash and cash equivalents are not allocated between business segments.

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	Notes to Consolidated Financial Statements
Year ended June 30, 2012

18. SUBSEQUENT EVENT

On October 10, 2012, we entered into an Agreement and Plan of Merger (which we refer to as the “merger agreement”) with MEGTEC Systems, Inc. (“MEGTEC”) and MTS WSP, Inc. (which we refer to as “Merger Sub”), an entity wholly-owned by MEGTEC. Pursuant to the merger agreement, Merger Sub would be merged with and into TurboSonic and we would continue as the surviving corporation. If the merger agreement is adopted by our stockholders and the merger is consummated, all of our outstanding shares of common stock (other than shares owned by stockholders perfecting dissenters’ rights under Delaware law) will be cancelled and converted automatically into the right to receive a cash payment equal to $0.21 per share.

Consummation of the merger is subject to certain conditions, including, among others, approval of the merger agreement by the holders of a majority of the outstanding shares of our common stock and the total number of dissenting shares shall not exceed 10% of the outstanding shares of our common stock. Our founder, executive officers and directors, who collectively own of record approximately 20.6% of the aggregate voting power entitled to vote on the merger agreement, have agreed with MEGTEC to vote their respective shares in favor of the adoption of the merger agreement.

Subject to the terms of the merger agreement, under certain circumstances, a break-up fee of $200,000 may be payable to MEGTEC in connection with the termination of the merger agreement. In addition, we have agreed to reimburse MEGTEC and Merger Sub for their expenses (but not in excess of $400,000) if the merger agreement is terminated by us because we pursue an alternative acquisition and under certain other circumstances, as described in Section 7.2(b) of the merger agreement.

The merger agreement may be terminated by either MEGTEC or us if the merger has not been consummated by April 10, 2013; provided that the right to terminate shall not be available to any party whose failure to perform its obligations under the merger agreement has been the cause of the failure of the merger to be consummated.

In connection with the merger agreement, we also entered into a secured promissory note and related security agreements with MEGTEC. Under the terms of the secured promissory note, MEGTEC agreed to make available to us a credit facility of $1,000,000, which we may draw down in whole, but not in part, at any time prior to the maturity date of the note and which we may use for working capital or general corporate purposes. The note bears interest at 10% per annum commencing on the date of the drawdown and matures on the first anniversary of the drawdown. Under certain circumstances described in the secured promissory note, including if we undergo an alternative transaction with another party, the maturity date of the note may be accelerated. In that event, the outstanding principal amount of the note and accrued and unpaid interest would be applied, under certain circumstances, to payment of the initial license fee under an intellectual property license agreement entered into with MEGTEC at the same time as the secured promissory note which is described in further detail below. The credit facility is collateralized by a second lien security agreement covering substantially all of our assets in the United States, separate United States trademark and patent security agreements and a general security agreement covering substantially all of our assets in Canada. The liens created by these security agreements are subordinate to the liens against our assets in favor of HSBC Bank Canada, our existing lender.

We also entered into an intellectual property license agreement with MEGTEC under which, subject to the terms and conditions of that agreement, MEGTEC is granted upon the occurrence of certain triggering events specified in the agreement, including termination of the merger agreement or if we undergo an alternative transaction with another party, a perpetual license in India, China and the United States (which is exclusive in India and China and non-exclusive in the United States) to use substantially all of our patents, trademarks, copyrighted materials and other intellectual property relating to air pollution control and liquid atomization technologies in industrial commercial and institutional applications, but specifically excluding any fossil fuel fired combustion units of more than 25 megawatts that serves a generator that produces electricity for sale. The license agreement provides for an initial license fee of $1,000,000, which may be paid by applying the unpaid principal amount and accrued and unpaid interest under the secured promissory note with MEGTEC. Under certain circumstances described in the license agreement, we have the right for 30 days after the occurrence of certain triggering events to buy back the license for $1,000,000 plus the amount of interest that would have accrued under the secured promissory note from the date of payment of the initial license fee to the date we exercise our buy-back right. The license agreement also requires MEGTEC to pay annual royalties of 3% of net sales, as defined in the license agreement, for the first five years of the license, after which the royalty is to be renegotiated in good faith. Beginning in the third year, if MEGTEC fails to pay at least $250,000 in royalties the license in India and China converts to a non-exclusive license.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TURBOSONIC TECHNOLOGIES, INC.

By: /s/ Edward F. Spink
Edward F. Spink
Chief Executive Officer

Date: October 15, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Capacity	Date

/s/ Edward F. Spink	Chief Executive Officer (Principal Executive Officer)	October 15, 2012
Edward F. Spink	And Director

/s/ Egbert Q. van Everdingen	President, Secretary, Treasurer and Director	October 15, 2012
Egbert Q. van Everdingen

/s/ Carl A. Young	Chief Financial Officer	October 15, 2012
Carl A. Young	(Principal Financial Officer)

/s David J. Hobson	VP Finance and Administration	October 15, 2012
David J. Hobson	(Principal Accounting Officer)

/s/ Ken Kivenko	Chairman of the Board of Directors	October 15, 2012
Ken Kivenko

/s/ Richard H. Hurd	Director	October 15, 2012
Richard H. Hurd

/s/ Glen O. Wright	Director	October 15, 2012
Glen O. Wright

Director
Raymond L. Alarie

/s/ F. Eugene Deszca	Director	October 15, 2012
F. Eugene Deszca