Form 10-Q
period 2012-09-30
TURBOSONIC TECHNOLOGIES INC
filed 2012-11-13
CIK 900393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

________________

FORM 10-Q
________________

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

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

[_] Large accelerated	[_] Accelerated filer	[_] Non-accelerated	[X] Smaller reporting
filer		filer	company

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[_] Yes        [X] No

As of November 12, 2012, there were 18,554,112 shares of common stock outstanding.

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2012
TABLE OF CONTENTS

All dollar amounts set forth in this report are in United States dollars, except where otherwise indicated.

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	(unaudited)	Form 10-Q

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This quarterly report on Form 10-Q contains certain forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of our company, as well as our proposed merger with a wholly-owned subsidiary of MEGTEC Systems, Inc. These forward-looking statements include, without limitation, statements preceded by, followed by or that include the words “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should” or “will,” or the negative of those and other comparable words. We believe it is important to communicate management’s expectations to TurboSonic’s stockholders. However, there may be events in the future that we are not able to accurately predict or over which we have no control. The risk factors listed in our Annual Report on Form 10-K for the year ended June 30, 2012, as well as any other cautionary language in this Form 10-Q, provide examples of risks, uncertainties and events that may cause TurboSonic’s actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of the events described in these risk factors and elsewhere in this Form 10-Q could have a material adverse effect on TurboSonic’s business, operating results and financial condition. Such risks and uncertainties include, among others, the following:

  Our operating results for fiscal 2012 were significantly and negatively impacted by our clients’ curtailment of capital expenditures and delays in the enactment of new environmental standards for emissions of hazardous pollutants;
  Our financial statements contain a going concern paragraph;
  If the merger agreement with MEGTEC is terminated or is not approved at the special meeting of stockholders and if we are unable to find any other source of financing, we would only have sufficient capital resources to support our operations for a short period of time;
  We are dependent on environmental regulation to drive our orders;
  Our revenue is concentrated among a few customers who vary from year to year;
  Our proprietary technology and rights have limited protection;
  Our foreign sales are subject to certain inherent risks;
  Permitting delays may cause extended delay or cancellation of one or more of our large projects;
  Since we do not manufacture or fabricate our own products or systems, we are dependent on the services of third party manufacturers and fabricators;
  The markets for environmental control products are very competitive;
  Our fixed price contracts expose us to losses in the event of cost overruns;
  Adverse economic conditions may cause customers to delay or terminate our fixed price contracts;
  The market price of our common stock could be subject to wide fluctuations in response to numerous factors, some of which are beyond our control; and
  Other risks and uncertainties discussed in our Annual Report for the year ended June 30, 2012 and other reports or documents that we file from time to time with the SEC.

We disclaim any obligation to update or revise the forward-looking statements contained in this Form 10-Q, except as otherwise required by applicable federal securities laws.

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	(unaudited)	Form 10-Q

PART I: FINANCIAL INFORMATION

ITEM 1

CONSOLIDATED CONDENSED STATEMENTS OF (LOSS)
AND COMPREHENSIVE INCOME (LOSS)

	For the Three	For the Three
	Months Ended	Months Ended
	September 30,	September 30,
	2012	2011
	$	$
CONTRACT REVENUE AND SALES
OEM systems revenue	3,332,709	5,192,561
Aftermarket revenue	1,024,477	717,558
	4,357,186	5,910,119

CONTRACT COSTS AND COST OF SALES
OEM systems contract costs and costs of sales	2,567,167	4,612,866
Aftermarket contract costs and costs of sales	568,193	421,793
	3,135,360	5,034,659
Gross profit	1,221,826	875,460

EXPENSES
Selling, general and administrative	1,328,812	1,213,332
Research and development	3,744	25,687
Depreciation and amortization	5,670	17,185
	1,338,226	1,256,204

(Loss) from operations	(116,400)	(380,744)
Interest (expense) income	(45)	507
(Loss) before income taxes	(116,445)	(380,237)
Provision for income taxes [Note 4]	20	56,357
Net (loss)	(116,465)	(436,594)

Other comprehensive income (loss)
Foreign currency translation adjustment	129,592	(239,879)
Comprehensive income (loss)	13,127	(676,473)

Weighted average number of shares	18,554,112	18,554,112
Diluted weighted average number of shares [Note 6]	18,554,112	18,554,112

Basic (loss) per share [Note 6]	(0.01)	(0.02)
Diluted (loss) per share [Note 6]	(0.01)	(0.02)

See accompanying notes

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	(unaudited)	Form 10-Q

CONSOLIDATED CONDENSED BALANCE SHEETS

	September 30, 2012	June 30, 2012
	$	$
ASSETS
Current assets:
Cash and cash equivalents	1,184,348	1,066,719
Restricted cash [Note 8]	154,351	--
Accounts receivable, net of allowance for doubtful accounts of nil and nil	2,329,872	4,086,913
Retentions receivable	139,139	437,097
Deferred contract costs and unbilled revenue [Note 3]	1,268,880	820,024
Inventories	143,781	128,211
Income taxes receivable	41,590	40,252
Other current assets	12,620	22,136
Total current assets	5,274,581	6,601,352

Property and equipment, less accumulated depreciation and amortization	46,229	50,263
Other assets	10,949	10,947
	57,178	61,210
Total assets	5,331,759	6,662,562

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	1,132,604	1,761,105
Accrued compensation	517,353	467,227
Accrued charges	497,912	337,891
Accrued warranty provision [Note 2]	62,593	63,017
Unearned revenue and contract advances [Note 3]	1,154,240	2,083,925
Total current liabilities	3,364,702	4,713,165
Stockholders’ equity
Authorized share capital
30,000,000 common shares, par value $0.10 per share
1,500 preferred shares, no par value
Issued share capital
18,554,112 common shares [18,460,096 at June 30, 2012]	2,900,434	2,900,434
-- common shares reserved for the conversion of the subsidiary’s
Class B exchangeable shares [94,016 at June 30, 2012]
Additional paid – in capital [Note 5]	4,250,845	4,246,312
	7,151,279	7,146,746
Accumulated other comprehensive income	1,017,906	888,314
Accumulated deficit	(6,202,128)	(6,085,663)

Total stockholders’ equity	1,967,057	1,949,397

Total liabilities and stockholders’ equity	5,331,759	6,662,562

See accompanying notes

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	(unaudited)	Form 10-Q

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three	For the Three
	Months Ended	Months Ended
	September 30, 2012	September 30, 2011
	$	$

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	(116,465)	(436,594)
Add charges to operations not requiring a current cash payment:
Stock-based compensation	4,533	3,502
Depreciation and amortization	5,670	17,185
Deferred income tax	--	46,373
Changes in non-cash assets and liabilities related to operations:
Decrease (increase) in accounts receivable	1,813,111	(2,251,014)
Decrease in retentions receivable	297,790	170,969
(Increase) in inventories	(10,936)	(18,395)
(Increase) in deferred contract costs and unbilled revenue	(440,072)	(751,648)
Decrease in income taxes receivable	8,660	10,017
Decrease in other current assets	9,918	29,376
(Decrease) increase in accounts payable	(649,138)	2,601,629
Increase in accrued compensation	41,622	143,299
(Decrease) increase in accrued warranty charges	(1,404)	1,510
Increase in accrued charges	150,445	5,833
(Decrease) in unearned revenue and contract advances	(959,167)	(236,466)

Cash provided by (applied to) operating activities	154,567	(664,424)

CASH FLOWS FROM INVESTING ACTIVITIES
(Increase) in restricted cash	(154,351)	--
Cash (applied to) investing activities	(154,351)	--

Effect of exchange rate changes on cash and cash equivalents	117,413	(35,047)

Cash provided (applied) during the period	117,629	(699,471)
Cash and cash equivalents – beginning of period	1,066,719	1,674,204
Cash and cash equivalents – end of period	1,184,348	974,733

Supplemental cash flow information:
Interest paid	(87)	(22)
Interest received	42	529
Income taxes paid	20	3,000

See accompanying notes

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	(unaudited)	Form 10-Q

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1: GENERAL AND GOING CONCERN UNCERTAINTY

TurboSonic Technologies, Inc., directly and through subsidiaries, designs and markets integrated air pollution control and liquid atomization technology, including industrial gas cooling/conditioning systems, to ameliorate or abate industrial environmental problems. We currently have two reportable business segments – OEM systems and Aftermarket.

The unaudited interim consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the information and footnotes required in the audited consolidated financial statements. The unaudited interim consolidated condensed financial statements reflect all adjustments which are, in the opinion of management, necessary to report a fair statement of the results for the interim periods presented. Operating results for the three month period ended September 30, 2012 are not necessarily indicative of the results that may be expected for the full year ending June 30, 2013. These unaudited interim consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2012.

These unaudited interim consolidated condensed financial statements have been prepared on a going concern basis, which presumes that assets will be realized and liabilities discharged in the normal course of business over the foreseeable future. We have incurred significant losses during the three fiscal years ended June 30, 2012, which losses have reduced our cash and stockholders' equity. These conditions raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on achieving a profitable level of operations, and our ability to secure additional sources of financing. We are actively pursuing additional financing and subsequent to quarter end, we entered into a series of related transactions designed to address these concerns (Note 11). However, there can be no certainty with respect to the timing or receipt of any additional financing or the success of the proposed transactions described in Note 11.

These unaudited interim consolidated condensed financial statements do not include any of the adjustments to the amounts or classification of assets and liabilities that may be required should we be unable to continue as a going concern.

NOTE 2: WARRANTY

As part of the normal sale of OEM systems, we have provided our customers with performance guarantees and product warranties. Most of our OEM system sales contain a performance guarantee to ensure our custom-engineered equipment provided to our clients meets the level of performance anticipated. Performance tests for projects are completed and resolved to the client’s satisfaction prior to final acceptance and closure of the contract. Expenses incurred through the time of acceptance are treated as project costs.

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

For the Three
Months Ended
September 30, 2012
$

Opening balance	63,017
Payments made during the period	(4,404)
Warranty provision made during the period	3,000
Foreign exchange adjustments	980
Closing balance	62,593

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	(unaudited)	Form 10-Q

NOTE 3: COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

	September 30, 2012	June 30, 2012
	$	$

Costs incurred on uncompleted contracts	17,191,031	23,440,462
Estimated earnings	5,606,621	7,844,505
	22,797,652	31,284,967
Less: billings to date	(22,683,012)	(32,548,868)
	114,640	(1,263,901)

The above is included in the accompanying consolidated condensed balance sheets under the following captions:

Deferred contract costs and unbilled revenues	1,268,880	820,024
Unearned revenue and contract advances	(1,154,240)	(2,083,925)
	114,640	(1,263,901)

NOTE 4: INCOME TAXES

Details of the provision for income taxes are as follows:

	For the Three	For the Three
	Months Ended	Months Ended
	September 30, 2012	September 30, 2011
Current:	$	$
- U.S.	--	--
- International subsidiaries	20	9,984
Total current taxes	20	9,984
Deferred:
- U.S	(24,791)	(205,863)
- U.S valuation allowance	24,791	205,863
- International subsidiaries	(9,715)	46,373
- International subsidiaries valuation allowance	9,715	--
Total deferred taxes	--	46,373
Income tax provision	20	56,357

NOTE 5: SHARE CAPITAL

Stock-based compensation expenses of $4,533 for the three months ended September 30, 2012 [$3,502 for the three months ended September 30, 2011] are included as selling, general and administrative expenses in our consolidated condensed statements of (loss).

A summary of the status of stock options under our 2003 and 2008 Stock Plans as at June 30, 2012 and September 30, 2012 is as follows:

		Weighted	Weighted	Remaining	Aggregate
		Average	Average Grant	Contractual	Intrinsic
	Shares	Exercise Price	Date Fair Value	Life (In Years)	Value
Stock options outstanding at June 30, 2012	755,000	$0.4740	$0.3417	5.4	$0
Stock options outstanding at September 30, 2012	755,000	$0.4740	$0.3417	5.1	$0

Stock options exerciseable at June 30, 2012	540,000	$0.4870	$0.3330	5.1	$0
Stock options exerciseable at September 30, 2012	540,000	$0.4870	$0.3330	4.8	$0

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value or the aggregate difference between the closing price of our common stock on September 30, 2012 of $0.12 and the exercise price for in-the-money options that would have been received by option holders if all options had been exercised on September 30, 2012.

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	(unaudited)	Form 10-Q

NOTE 5: SHARE CAPITAL CONT’D

On October 10, 2012, we entered into an Agreement and Plan of Merger (which we refer to as the “merger agreement”) with MEGTEC Systems, Inc. and MTS WSP, Inc., an entity wholly-owned by MEGTEC [note 11].

The merger agreement provides that all outstanding stock options previously granted under our 2003 Stock Plan and 2008 Stock Plan, whether or not then exercisable or vested, immediately became vested and exercisable. As all of the stock options have had their vesting accelerated, this constitutes a modification of the outstanding stock options. The expense impact of this change will be recognized when it is probable that the merger will be consummated.

NOTE 6: (LOSS) PER SHARE

The following table sets forth the computation of (loss) per share. The effect of dilutive securities is included only when dilutive.

	For the Three	For the Three
	Months Ended	Months Ended
	September 30, 2012	September 30, 2011
	$	$
Numerator
Net (loss)	(116,465)	(436,594)
Denominator
Denominator for earnings per share -
weighted average shares outstanding	18,554,112	18,554,112
Denominator for diluted earnings per
share - adjusted weighted average
shares and assumed conversions	18,554,112	18,554,112
Basic (loss) per share	($0.01)	($0.02)
Diluted (loss) per share	($0.01)	($0.02)

For the three month periods ended September 30, 2012 and 2011, we incurred net losses; therefore, the diluted loss per common share excludes the effects of all options outstanding, since their inclusion would be anti-dilutive.

NOTE 7: SEGMENT INFORMATION

	September 30, 2012	June 30, 2012
	$	$

Assets:
- OEM systems	3,363,178	4,627,681
- Aftermarket	629,882	968,162
- Other[1]	1,338,699	1,066,719
Total	5,331,759	6,662,562

1 – Cash and cash equivalents are not allocated between business segments.

	For the Three	For the Three
	Months Ended	Months Ended
	September 30, 2012	September 30, 2011
	$	$

(Loss) income before income taxes:
- OEM systems	(341,235)	(471,664)
- Aftermarket	224,790	91,427
Total	(116,445)	(380,237)

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	(unaudited)	Form 10-Q

NOTE 8: CONTINGENT LIABILITIES

General

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

On November 10, 2009 an action was commenced against our company and one of our customers in the United States District Court, Western District of Pennsylvania by a competitor, in which it was claimed that a contract awarded to our company in June 2009 had infringed on one of its patents. This patent infringement case, related to our TurboSorb Spray-Dry Absorption (SDA) technology, was settled in fiscal 2012. As a consequence of this settlement, TurboSonic was granted a patent license to pursue SDA opportunities in the U.S. and Canada and continues to freely pursue opportunities in all international markets. The settlement did not have a material effect on our company.

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

In March 2011, our ability to request standby letters of credit under our credit facility with the Canadian Imperial Bank of Commerce (“CIBC”) was reduced by that bank to $3.0 million (from $4.25 million). The standby letters of credit are secured by a general security interest in, and lien upon, our assets and guarantees provided by EDC on a fee-for-service basis. In July 2011, the value of the credit facility was reduced to reflect only the outstanding standby letters of credit and was to automatically reduce as standby letters of credit expired. At September 30, 2012, outstanding standby letters of credit totaling $12,518 ($96,777 at June 30, 2012) remained issued under this letter of credit facility, with 100% guaranteed by EDC.

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

Under this letter of credit facility, our financial covenant was that 1) the Current Ratio (as defined) shall exceed 1.20 to 1 at all times, and 2) the Debt to Tangible Net Worth ratio (as defined) shall not exceed 2.00 to 1 at all times. At June 30, 2011 and all months in fiscal 2012, our Current Ratio exceeded the covenant of 1.20 to 1. At June 30, 2011, our Debt to Tangible Net Worth ratio did not exceed the covenant of 2.00 to 1. In September 2011 and for the months December 2011 to April 2012, our Debt to Tangible Net Worth ratio exceeded the covenant of 2.00 to 1. These financial covenants were removed from the renewed credit facility signed in June 2012 discussed below.

In June 2012, we renewed our credit facility with HSBC Bank Canada, which provides for a credit facility for standby letters of credit that is secured by a general security interest in, and lien upon, our assets and 100% guarantees provided by EDC on a fee-for-service basis for standby letters of credit issued to May 31, 2012 and, for standby letters of credit issued after that date, which are 50% guaranteed by EDC plus 50% cash secured by our company in the form of a term deposit or Guaranteed Investment Certificate (GIC) pledged to the bank.

The financial covenant in this credit facility provides that the borrower shall be in default of its obligations to the bank thereunder should there be any material adverse change in the operations, ownership, or financial condition of the borrower, as reasonably determined by the bank. As of September 30, 2012, we were in compliance with the afore-mentioned covenant with HSBC Bank Canada.

Note that the issuance of standby letters of credit under this HSBC line of credit is subject to obtaining EDC guarantees and our ability to provide additional supporting collateral up to the value of such standby letters of credit. Our current agreement with EDC, which comes up for renewal in late November 2012, currently provides for $225,000 of guarantees at 50% of the standby letter of credit face value, of which a portion has already been committed for issued letters of credit.

TURBOSONIC TECHNOLOGIES, INC. AND SUBSIDIARIES	(unaudited)	Form 10-Q

NOTE 8: CONTINGENT LIABILITIES CONT’D

At September 30, 2012, we had standby letters of credit for approximately $650,000 ($600,000 at June 30, 2012) in place with various customers in order to receive cash proceeds ahead of delivery or end-of-warranty milestones. EDC has provided 100% guarantees to HSBC and CIBC for letters of credit issued prior to May 31, 2012 and 50% guarantees for letters of credit issued on or after June 1, 2012 through our HSBC facility. We have posted $154,351 in restricted cash reserves at September 30, 2012 ($ nil at June 30, 2012) representing our portion of the guarantee for the outstanding letters of credit at those dates.

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

NOTE 9: CREDIT FACILITY

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

No draw was made to September 30, 2012 against this equity line of credit. As the market price at September 30, 3012 was $0.12, there was no possibility of a draw at that time.

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

NOTE 11: SUBSEQUENT EVENT

On October 10, 2012, we entered into an Agreement and Plan of Merger (which we refer to as the “merger agreement”) with MEGTEC Systems, Inc. and MTS WSP, Inc., an entity wholly-owned by MEGTEC. Pursuant to the merger agreement, MTS WSP would be merged with and into TurboSonic and we would continue as the surviving corporation. If the merger agreement is adopted by our stockholders and the merger is consummated, all of our outstanding shares of common stock (other than shares owned by stockholders perfecting dissenters’ rights under Delaware law) will be cancelled and converted automatically into the right to receive a cash payment equal to $0.21 per share.

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

Subject to the terms of the merger agreement, under certain circumstances, a break-up fee of $200,000 may be payable to MEGTEC in connection with the termination of the merger agreement. In addition, we have agreed to reimburse MEGTEC and MTS WSP for their expenses (but not in excess of $400,000) if the merger agreement is terminated by us because we pursue an alternative acquisition and under certain other circumstances, as described in Section 7.2(b) of the merger agreement.

The merger agreement may be terminated by either MEGTEC or us if the merger has not been consummated by April 10, 2013; provided that the right to terminate shall not be available to any party whose failure to perform its obligations under the merger agreement has been the cause of the failure of the merger to be consummated.

In connection with the merger agreement, we also entered into a secured promissory note and related security agreements with MEGTEC. Under the terms of the secured promissory note, MEGTEC agreed to make available to us a credit facility of up to $1,000,000, which we may draw down at one time prior to the maturity date of the note and which we may use for working capital or general corporate purposes. The note bears interest at 10% per annum commencing on the date of the drawdown and matures on the first anniversary of the drawdown. Under certain circumstances described in the secured promissory note, including if we undergo an alternative transaction with another party, the maturity date of the note may be accelerated. In that event, the outstanding principal amount of the note and accrued and unpaid interest would be applied, under certain circumstances, to payment of the initial license fee under an intellectual property license agreement entered into with MEGTEC at the same time as the secured promissory note, which is described in further detail below. The credit facility is collateralized by a second lien security agreement covering substantially all of our assets in the United States, separate United States trademark and patent security agreements and a general security agreement covering substantially all of our assets in Canada. The liens created by these security agreements are subordinate to the liens against our assets in favor of HSBC Bank Canada, our existing lender.

We also entered into an intellectual property license agreement with MEGTEC under which, subject to the terms and conditions of that agreement, MEGTEC is granted upon the occurrence of certain triggering events specified in the agreement, including termination of the merger agreement or if we undergo an alternative transaction with another party, a perpetual license in India, China and the United States (which is exclusive in India and China and non-exclusive in the United States) to use substantially all of our patents, trademarks, copyrighted materials and other intellectual property relating to air pollution control and liquid atomization technologies in industrial commercial and institutional applications, but specifically excluding any fossil fuel fired combustion units of more than 25 megawatts that serve a generator that produces electricity for sale. The license agreement provides for an initial license fee of $1,000,000, which may be paid by applying the unpaid principal amount and accrued and unpaid interest under the secured promissory note with MEGTEC. Under certain circumstances described in the license agreement, we have the right for 30 days after the occurrence of certain triggering events to buy back the license for $1,000,000 plus the amount of interest that would have accrued under the secured promissory note from the date of payment of the initial license fee to the date we exercise our buy-back right. The license agreement also requires MEGTEC to pay annual royalties of 3% of net sales, as defined in the license agreement, for the first five years of the license, after which the royalty is to be renegotiated in good faith. Beginning in the third year, if MEGTEC fails to pay at least $250,000 in royalties the license in India and China converts to a non-exclusive license.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Our Business

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

We conduct business in Canadian dollars, U.S. dollars and Euro to accommodate customers and mitigate our exchange risk through matching the sales currency with the supplier currency where practical. We participated in foreign exchange spot trading activities during the three months ended September 30, 2012 and the fiscal years ended June 30, 2012 and 2011.

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

Our mission is two-fold: to increase stockholder value and to achieve customer satisfaction through delivery of high quality clean-air solutions to our customers. We believe that the trend toward a cleaner environment will continue through a confluence of government regulations and public pressure, driving the demand for our products and enabling growth. See Environmental Regulation below for a discussion of delays in the implementation of several of these regulations.

A significant part of our business has relied historically on environmental regulation to drive demand for our products and systems. To complement this, and to potentially reduce our exposure to cyclical changes in regulatory enactments and enforcement, we have focused on several new developments that offer our customers pollution control products with an economic payback and a competitive advantage to traditional equipment solutions. Our new carbon composite material, SonicCharge™ CCM, and the Catalytic Gas Treatment (CGT) ™ technology are expected to contribute to revenue growth in fiscal 2013 and the foreseeable future.

Recent Developments

On October 10, 2012, we entered into an Agreement and Plan of Merger (which we refer to as the “merger agreement”) with MEGTEC Systems, Inc. and MTS WSP, Inc., an entity wholly-owned by MEGTEC. Pursuant to the merger agreement, MTS WSP would be merged with and into TurboSonic and we would continue as the surviving corporation. If the merger agreement is adopted by our stockholders and the merger is consummated, all of our outstanding shares of common stock (other than shares owned by stockholders perfecting dissenters’ rights under Delaware law) will be cancelled and converted automatically into the right to receive a cash payment equal to $0.21 per share.

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

In connection with the merger agreement, we also entered into a secured promissory note and related security agreements with MEGTEC. Under the terms of the secured promissory note, MEGTEC agreed to make available to us a credit facility of up to $1,000,000, which we may draw down at one time prior to the maturity date of the note and which we may use for working capital or general corporate purposes. The note bears interest at 10% per annum commencing on the date of the drawdown and matures on the first anniversary of the drawdown. Under certain circumstances described in the secured promissory note, including if we undergo an alternative transaction with another party, the maturity date of the note may be accelerated. In that event, the outstanding principal amount of the note and accrued and unpaid interest would be applied, under certain circumstances, to payment of the initial license fee under an intellectual property license agreement entered into with MEGTEC at the same time as the secured promissory note. The credit facility is collateralized by a second lien security agreement covering substantially all of our assets in the United States, separate United States trademark and patent security agreements and a general security agreement covering substantially all of our assets in Canada. The liens created by these security agreements are subordinate to the liens against our assets in favor of HSBC Bank Canada, our existing lender.

Q1 Operating Results

We continue to face market uncertainties due to a slow economic recovery and delays in the passage and implementation of regulations in the United States. As a result of these uncertainties, we have incurred significant losses during the three months ended September 30, 2012 and the three fiscal years ended June 30, 2012, which losses have reduced our cash and stockholders' equity. These conditions raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on achieving a profitable level of operations, and our ability to either successfully complete the merger discussed elsewhere in this Form 10-Q or secure other sources of financing. There can be no assurance that we will be able to complete the merger or raise sufficient additional capital to continue our operations.

Revenue decreased by 26% to $4.4 million in the three months ended September 30, 2012 over the same period ending September 30, 2011. A loss before income taxes of $116,445 was recorded for the quarter compared to a loss before taxes of $380,237 in the same period ending September 30, 2011. Our 2013 fiscal year began with a backlog of $7.0 million ($8.2 million in 2012, after adjustment for a $3.8 million order cancellation), with $3.3 million in order bookings in the first quarter of fiscal 2013 compared to $2.0 million in the first quarter of fiscal 2012. Our backlog of orders at September 30, 2012 was $6.0 million ($4.4 million, adjusted, at September 30, 2011).

Provision for income taxes for the first quarter of fiscal 2013 was $20 for international subsidiaries (nil for the US company) compared to provision for income taxes of $56,357 for the comparable period in fiscal 2012 (combined international subsidiaries and the US company). The nil tax provision for US company operations in the first quarter of fiscal 2013 was the result of a recovery of income taxes of $24,791 offset by a deferred tax valuation allowance of $24,791 for the quarter.

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

Many of the recent emission standards set by the U.S. Environmental Protection Agency are subject to ongoing litigation and congressional scrutiny, and bills are being considered to delay implementation of certain of the standards. Therefore, the timing of issuance and implementation of final rules in these areas is somewhat uncertain.

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

During recent years, the cost of metals and alloys has risen to historic high levels, resulting in increasingly expensive equipment costs to achieve environmental control. SonicCharge™ CCM is a proprietary material developed by TurboSonic to replace the use of expensive alloys in corrosive gas streams, including those present in acid plants and coal-fired power boilers. Our first commercial installation of a Wet Electrostatic Precipitor (WESP) using our patent-pending SonicCharge Conductive Composite Material began operations during the quarter ended September 30, 2012.

Three Months ended September 30, 2012 Compared with Three Months ended September 30, 2011

3 MONTH COMPARATIVE INCOME STATEMENTS AT SEPTEMBER 30, 2012 AND 2011

	Fiscal 2013	% to		Fiscal 2012	% to		Increase (Decrease)
		Total			Total
	$	Revenue		$	Revenue		$	%
Contract revenue & sales
OEM Systems	3,332,709	76%		5,192,561	88%		(1,859,852)	(36%	)
Aftermarket parts & retrofits	1,024,477	24%		717,558	12%		306,919	43%
	4,357,186	100%		5,910,119	100%		(1,552,933)	(26%	)
Contract costs & cost of sales
OEM Systems	2,567,167	59%		4,612,866	78%		(2,045,699)	(44%	)
Aftermarket parts & retrofits	568,193	13%		421,793	7%		146,400	35%
	3,135,360	72%		5,034,659	85%		(1,899,299)	(38%	)
Gross profit
OEM Systems	765,542	18%		579,695	10%		185,847	32%
Aftermarket parts & retrofits	456,284	10%		295,765	5%		160,519	54%
	1,221,826	28%		875,460	15%		346,366	40%
Gross profit percentage
OEM Systems	23%			11%
Aftermarket parts & retrofits	45%			41%
Expenses
Selling, general & administrative	1,328,812	31%		1,213,332	20%		115,480	10%
Research & development costs	3,744	0%		25,687	1%		(21,943)	(85%	)
Depreciation & amortization	5,670	0%		17,185	0%		(11,515)	(67%	)
	1,338,226	31%		1,256,204	21%		82,022	7%
(Loss) from operations	(116,400)	(3%	)	(380,744)	(6%	)	264,344	(69%	)
Other (expense) income
Interest, net	(45)	0%		507	0%		(552)	(109%	)

(Loss) before taxes	(116,445)	(3%	)	(380,237)	(6%	)	263,792	(69%	)
Provision for income taxes	20	(0%	)	56,357	(1%	)	(56,337)	(100%	)
Net (loss)	(116,465)	(3%	)	(436,594)	(7%	)	320,129	(73%	)
Foreign currency translation adjustment	129,592	3%		(239,879)	(4%	)	369,471	(154%	)
Comprehensive income (loss)	13,127	0%		(676,473)	(11%	)	689,600	(102%	)

OEM order backlog at July 1, 2012 was $6.0 million ($8.0 million at July 1, 2011) and orders received in the quarter ended September 30, 2012 were $2.4 million ($1.1 million in the same period in the prior year). Revenue recognition for these orders is determined on the percentage of completion method, with completion typically ranging over a production period of 6 to 12 months depending on the scope and terms of the individual contracts.

OEM systems revenue for the quarter ended September 30, 2012 decreased 36% over the comparable period ended September 30, 2011 reflecting the impact of two large low-margin turnkey projects in fiscal 2012 not replicated in fiscal 2013. The balance of OEM backlog at September 30, 2012 was $5.2 million ($4.0 million at September 30, 2011), which backlog is expected to contribute to revenues over the next several quarters.

The cost of sales for OEM systems decreased 44% for the three month period ended September 30, 2012 over the comparable period in the prior year, which reflects the decreased revenue volume in the first quarter of fiscal 2013 partially offset by the improved gross profit realized, with the low-margin sub-contracted installation work of fiscal 2012 not repeated in fiscal 2013.

As a result, gross profit on OEM systems in the first quarter of fiscal 2013 was 23% and in the same comparable period in fiscal 2012, gross profit was 11%. OEM systems contributed a gross profit of $765,542 (18% of total revenue) in the first quarter of fiscal 2013 compared to a gross profit of $579,695 (10% of total revenue) for the same period in fiscal 2012.

Aftermarket order backlog at July 1, 2012 was $1.0 million ($0.3 million at July 1, 2011) and orders received in the quarter ended September 30, 2012 were $0.8 million ($0.9 million in the same period in the prior year). Revenue recognition for these orders is determined on a billing basis, which approximates actual performance and usually occurs in the first or second month following the order.

Aftermarket revenue increased 43% for the three-month period ended September 30, 2012 over the same period in the prior fiscal year primarily due to increased evaporative gas cooling and wet electrostatic precipitator spare parts orders. The balance of Aftermarket backlog at September 30, 2012 was $0.8 million ($0.5 million at September 30, 2011), which backlog is expected to contribute to revenues during the next three months.

The cost of sales for Aftermarket products increased 35% for the three-month period ended September 30, 2012 over the same period in fiscal 2012. On a dollar basis, gross profit on Aftermarket products increased 54% as compared to the same period in the prior fiscal year, reflecting a higher gross profit percentage (45% to Aftermarket revenue) in the quarter ended September 30, 2012 compared to gross profit (41% to Aftermarket revenue) in the quarter ended September 30, 2011.

Selling, general and administrative expenses increased $115,480 (10%) for the three-month period ended September 30, 2012 over the same period in the prior year. This increase was principally the result of professional fees associated with the proposed sale or other financing transaction of our company ($147,000), partially offset by reduced salaries and benefits ($30,000) due to layoffs. As a percentage of total revenue, selling, general and administrative expenses were 31% for the three-month period ended September 30, 2012 compared to 20% of total revenue in the comparable period in fiscal 2012. Research and development costs decreased $21,943 (85%) for the three-month period ended September 30, 2012 compared to the same period in fiscal 2012, primarily due to decreased project activity. Depreciation and amortization of $5,670 was recorded for the quarter ended September 30, 2012 compared to $17,185 for the same period in the prior year.

Loss before income taxes of $116,445 for the three-month period ended September 30, 2012 was significantly lower than the loss of $380,327 in the comparable period in fiscal 2012. The reduced loss reflects a higher gross profit percentage to revenue for Aftermarket projects and a higher gross profit percentage to revenue for OEM systems for the first quarter of fiscal 2013 compared to those recorded in the first quarter of fiscal 2012.

Provision for income taxes for the first quarter of fiscal 2013 was nil for our international subsidiaries ($20 for our US company) compared to provision of income taxes of $56,357 for the comparable period in fiscal 2012 (combined for our international subsidiaries and US company).

The foreign currency translation adjustment reflects the exchange values for our Canadian dollar and Euro accounts converted to US dollars. The statement of comprehensive income reflects an increase in the carrying value of these accounts of $129,592 during the first quarter of fiscal 2013.

Liquidity and Capital Resources

Cash Summary	September 30, 2012	September 30, 2011

Cash provided by (applied to):	$	$
Operations	154,567	(664,424)
Purchase of equipment	--	--
(Increase) in restricted cash	(154,351)	--
Effect of exchange rate changes on cash and cash equivalents	117,413	(35,047)
Net proceeds from issue of shares	--	--
Net cash provided (applied) during the period	117,629	(699,471)
Cash and cash equivalents - beginning of period	1,066,719	1,674,204
Cash and cash equivalents - end of period	1,184,348	974,733

Working Capital Summary	September 30, 2012	September 30, 2011

Current assets	5,274,581	8,126,771
Current liabilities	3,364,702	5,529,595
Net working capital	1,909,879	2,597,176
Current ratio	1.57	1.47

Summary of Contracts in Progress	September 30, 2012	September 30, 2011
Contract value completed and to be invoiced	1,268,880	2,111,316
Contract advances invoiced	(1,154,240)	(888,450)
Net contracts in progress	114,640	1,222,866

Contract Backlog
Contract value yet to be recognized as revenue	6,000,000	4,500,000[1]

1 adjusted backlog after taking into account a $3.7 million order cancellation in later fiscal 2012.

During the three-month period ended September 30, 2012, cash of $154,567 was provided from operations while during the same three months in fiscal 2012, cash of $664,424 was applied to operations. The net change in cash flows applied to operations was due primarily to the increased positions in accounts and retentions receivable and accrued charges in the three months ended September 30, 2012.

Our working capital position decreased to $1.9 million at September 30, 2012 from $2.6 million at September 30, 2011, with the current ratio increasing from 1.47:1 as at September 30, 2011 to 1.57:1 at September 30, 2012.

Our contract payment terms provide for funding the progression of work to the point of delivery. A final holdback amount is often dependent on commissioning, specified performance criteria or a fixed time of operations. At any point in time, the contracts in process with costs that exceed invoicing may be greater than the contracts that have been invoiced in advance of performance. At September 30, 2012 and September 30, 2011, the net position of contracts in progress is an investment of $114,640 and $1,222,866 respectively. The investment is realized when full payment terms are achieved for issuance of invoicing to the client. The terms of payment of our contracts with customers are negotiated on the basis of project milestones for each contract and may differ significantly from one contract to the next, and may result in swings between investment and advance payment positions for each fiscal period.

At September 30, 2012, we had standby letters of credit for approximately USD $650,000 (USD $600,000 at June 30, 2012) in place with various customers in order to receive cash proceeds ahead of delivery or end-of-warranty milestones. Export Development Canada has provided guarantees to both HSBC Bank Canada and another Canadian bank with whom we had an agreement for letters of credit; a guarantee for future letters of credit to be issued through HSBC Bank Canada will be  under review in late November.

Our backlog as at September 30, 2012 was approximately $6.0 million, compared to the September 30, 2011 backlog of $4.5 million, with approximately 94% expected to convert to revenue by June 30, 2013. We can offer no assurances that backlog will be replicated, increased or converted at current value into revenues in the future.

As of September 30, 2012, we had cash and cash equivalents of approximately $1.3 million and working capital of approximately $1.9 million. In connection with the merger agreement executed on October 10, 2012, MEGTEC has made available to us a $1.0 million credit facility, which, if drawn down by us, will bear interest at 10% per annum and be due and payable on the first anniversary of the drawdown, subject to acceleration under certain circumstances described in the note. If the note is not paid, the entire outstanding principal balance and accrued and unpaid interest under certain circumstances will be applied to the payment of a license fee under an intellectual property license agreement entered into by MEGTEC and us at the same time as the merger agreement.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Foreign transactions are conducted in Canadian dollars, U.S. dollars or Euro to accommodate customers and all reporting is prepared in U.S. dollars. A major portion of our selling, administrative and engineering expenses is denominated in Canadian dollars, As a result, fluctuations in currency exchange rates may affect operating results. We have not entered into forward or future foreign exchange contracts in fiscal 2013, and there were no outstanding forward foreign exchange contracts at September 30, 2012. To mitigate currency exposure, we attempt to contract outsourcing, where practical, in the same currency as the sales contract or with fabricators where the all-in costs, including currency, are most favorable. We do not engage in trading market risk sensitive instruments that are likely to expose us to market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk, other than as noted.

ITEM 4: CONTROLS AND PROCEDURES

Our management has carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2012. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2012.

There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

Not applicable.

ITEM 1A: RISK FACTORS

There have been no material changes in the risk factors from those disclosed in Item 1A of our annual report on Form 10-K for the year ended June 30, 2012.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5: OTHER INFORMATION

Not applicable

ITEM 6: EXHIBITS

Exhibit Number	Exhibit Description

2.1	Agreement and Plan of Merger, dated as of October 10, 2012, by and among MEGTEC Systems, Inc., MTS WSP, Inc. and TurboSonic Technologies, Inc. (1)
4.1	Secured Promissory Note, dated as of October 10, 2012, among TurboSonic Technologies, Inc., TurboSonic Canada Inc. and TurboSonic Inc., as borrowers, and MEGTEC Systems, Inc., as lender thereto (1)
10.1	Intellectual Property License Agreement, dated as of October 10, 2012, by and between MEGTEC Systems, Inc. and its direct, wholly-owned subsidiaries, as licensee, and TurboSonic Technologies Inc. and TurboSonic Inc. and their direct wholly-owned subsidiaries, as Licensor (1)
10.2	Second Lien Security Agreement, dated as of October 10, 2012, by and between TurboSonic Technologies, Inc., as debtor, and MEGTEC Systems, Inc., as secured party (1)
10.3	Trademark Security Agreement, dated as of October 10, 2012, by and between TurboSonic Technologies, Inc., as debtor, and MEGTEC Systems, Inc., as secured party (1)
10.4	Patent Security Agreement, dated as of October 10, 2012, by and between TurboSonic Technologies, Inc., as debtor and MEGTEC Systems, Inc., as secured party (1)
10.5	General Security Agreement, dated as of October 10, 2012, by and among TurboSonic Technologies, Inc., TurboSonic Canada, Inc. and TurboSonic Inc., as debtors, and MEGTEC Systems, Inc., as secured party (1)
31.1	Rule 13a-14(a)/15d-14(a) Certifications
31.2	Rule 13a-14(a)/15d-14(a) Certifications
32.1	Section 1350 Certifications
101	The following financial information from TurboSonic Technologies, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Condensed Statements of (Loss) and Comprehensive Income (Loss) for the three months ended September 30, 2012 and 2011, (ii) Consolidated Condensed Balance Sheets at September 30, 2012 and June 30, 2012, (iii) Consolidated Condensed Statements of Cash Flows for the three months ended September 30, 2012 and 2011, and (iv) Notes to Consolidated Condensed Financial Statements.
__________
(1)	Filed on October 15, 2012 as an exhibit to our Current Report on Form 8-K, dated October 10, 2012, and incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 13, 2012

TURBOSONIC TECHNOLOGIES, INC.

By: /s/ Carl A. Young
       Carl A. Young
       Chief Financial Officer